Form 10-Q
period 1997-03-31
AMERICAN ENERGY GROUP LTD
filed 1997-05-20
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ________________ to ______________________

                        Commission File Number: 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

             NEVADA                                     87-0448843
   (state or other jurisdiction            (IRS Employer identification Number)
 of incorporation or organization)

     P O BOX 489 SIMONTON, TEXAS                           77476
(Address of principal executive offices)                 (Zip code)

                                 (281)-346-2652
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check-mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                            13,332,753 Common Shares

SEC Form 10-Q
The American Energy Group, LTD.                                      Page 1 of 5

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended March 31, 1997, presented with the Audited Consolidated Financial Statements of the Company for the fiscal year ended June 30, 1996. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

The Company is in the development stage. It has, and where appropriate, continues to add to an inventory of properties to explore and/or develop. It has not had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and shareholders. In the Quarter ending March 31, 1997, the Company raised $256,000 in this manner, and used the proceeds for reduction of debt, overhead, general operations, and maintenance of properties.

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Cost included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties are not recognized unless they would materially alter the relationship between the capitalized costs and the estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized cost of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of un-evaluated properties, net of federal income tax. This limitation is normally referred to as the "ceiling test limitation." The Company is in the development stage and its properties are included in the un-evaluated category.

In 1995, the Company acquired a 52% working interest in a field in Harris County, Texas from a corporation that was a general partner in partnerships that had been formed to develop the oil and gas properties. Under the terms of the agreement, the Company acquired its interest by assuming the

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/97                         PAGE  2 OF 5
obligations of the general partner, including drilling obligations with respect to the properties. The Company made an offer to the remaining partners in the partnership to buy their interest in the partnership for the amount of their investment plus interest and gave the partners until September 15, 1995 to accept or reject the offer. Partners representing a 42% working interest in the field accepted and were delivered notes totaling $485,020 which are currently delinquent and unpaid.

RESULTS OF OPERATIONS

In the Quarter ended March 31, 1997, the field operations of the Company consisted of performing tasks necessary to maintain the existing leases and the completion of six wells in a pilot developmental drilling program. Company management was also involved in researching and identifying possible sources of equity capital. The Company generated an operating profit for the quarter of $11,295. Total Revenue of the Company in the Quarter was $99,186, comprised of $97,636 in oil sales to the Company's share of the production and $1,550 in interest income from cash deposits. The Company incurred a loss of $227,449 on revenues of $12,861 in the prior year's Quarter ended March 31, 1996, as revised in the Companys June 30, 1996 Audited Financial Statements. This Quarter's results reflect an increase from the prior Quarter ended December 31, 1996, where the Company incurred a loss of $74,934 on revenues of $48,384. The Company attributes the change in revenues to the increase in oil sales.

As of March 31, 1997, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company had previously financed field maintenance operations through loans and private investment capital infusions, and has begun to produce income through the sale of oil since the beginning of the quarter. During the quarter, it incurred general and administrative costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

The Company does not anticipate having significant oil and gas revenues until it is able to substantially complete the development programs in the fields that it has acquired. Revenues from current joint venture drilling operations and the infusion of private investment capital have increased since the end of the quarter, and are expected to continue that trend.

Most of the Company's wells remain in a shut in status due to the need for additional work. Reservoir studies cannot be completed until this evaluation stage has been completed. The necessary capital for this process is expected to be derived from operating revenue and investment capital described in the preceeding paragraph.

The Company expended its liquid reserves in acquiring and maintaining its properties and general corporate overhead costs. The capital originally committed by the end of the quarter was not received, causing the Company to operate on funds borrowed and existing investment funds. During the quarter ending March 31, 1997, the Company received $256,000 through private placements of its stock. The Company is currently exploring alternative means of financing until a revenue stream is developed which is sufficient to cover all operational expenses.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/97                         PAGE  3 OF 5

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its President, Bradley J. Simmons, have been served with a civil lawsuit filed by the Securities and Exchange Commission which alleges securities fraud and stock manipulation regarding actions of the Company in 1995. The Company and Mr. Simmons intend to vigorously refute these allegations and have retained legal counsel to represent them in this litigation. The magnitude of the financial impact of this litigation has yet to be determined.

In addition, the Company has been served with three lawsuits involving the collection of three of the Promissorry Notes utilized to purchase the working interests in the fields in Harris County, Texas as described in Item II in this filing. The Company is currently exploring potential legal defenses and third party litigation which could affect these legal actions.

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the Quarter ending March 31, 1997, is provided below:

COMMON STOCK

A total of 5,236,050 shares of Common Stock were issued during the quarter, thereby increasing the total number of outstanding Common Stock to 13,332,753 shares in the following manner:

a. 256,000 shares of Common Stock of the Company were issued through completion of a Private Placement.
b. 100,000 shares were issued through the acquisition of certain developed oil and gas properties.
c. Equipment debt of $100,000 was retired through the issuance of 100,000 shares.
d. Convertible Preferred Stock in the amount of 950,810 shares were converted to Common Stock, at the election of the Preferred shareholders, in the amount of 4,754,050 shares
e. 26,000 shares were issued to parties involved with the above described Private Placement for services associated with the offering of the above shares

CONVERTIBLE PREFERRED STOCK

The number of outstanding Convertible Preferred shares were reduced from 2,128,646.to 1,177,836 shares by conversion of 950,810 shares of Convertible Preferrred into 4,754,050 shares Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred if converted, would require issuance of an additional 5,889,180 shares of Common Stock.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/97                         PAGE  4 OF 5

FULLY DILUTED COMMON STOCK

Fully diluted Common Stock, in the eventuality of 100% conversion of the outstanding Convertible Preferred shares, when combined with current outstanding Common Stock would be 19,221,933 shares.

WARRANTS

Warrants representing a total of 258,000 shares of the Company's Common Stock were issued in connection with the Private Placement during the Quarter ended March 31, 1997. Warrants representing a total of 3,867,000 shares of the Company's Common Stock were issued in prior to the Quarter, making a total of 4,125,000 Warrants outstanding. These Warrants are valid for a period of thirty six (36) months, and are exerciseable at a price of $1.50 per share for the initial eighteen (18) months following issuance, and exerciseable at a price of $3.00 through the subsequent eighteen (18) month period. As of the filing of this report none have been exercised.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
      Not Applicable

ITEM 5. OTHER INFORMATION
      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (a)   EXHIBITS
            The Financial Statements dated March 31, 1997 (unaudited) and June 30, 1996 (audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   REPORTS ON FORM 8-K
            None

                                   SIGNATURES

                                            THE AMERICAN ENERGY GROUP, LTD.

              5/20/97                       B/J/S
                                            Bradley J. Simmons, President


              5/20/97                       D/L/C
                                            David L. Cox, Secretary

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/97                         PAGE  5 OF 5

                                    EXHIBIT A

                  TO FORM 10-Q FOR PERIOD ENDED MARCH 31, 1997

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         ( DEVELOPMENT STAGE COMPANIES)

                              FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND MARCH 31, 1997

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                          CONSOLIDATED BALANCE SHEETS

                                                 March 31, 1997   June 30, 1996
                                                  (Unaudited)       (Audited)
                                                  ------------     ------------
ASSETS

CURRENT ASSETS
     CASH ....................................    $    875,790     $    424,698
     RECEIVABLES - OIL & GAS SALES ...........          42,675                0
     RECEIVABLES - OTHER .....................          17,442            5,188
     OTHER CURRENT ASSETS ....................             220                0
                                                  ------------     ------------
     TOTAL CURRENT ASSETS ....................         936,127          429,886
                                                  ------------     ------------
OIL & GAS PROPERTIES .........................       5,296,252        3,687,111
                                                  ------------     ------------
PROPERTY AND EQUIPMENT
     DRILLING AND RELATED EQUIPMENT ..........         300,608          281,815
     VEHICLES ................................          73,725           73,725
     OFFICE EQUIPMENT ........................          12,355           12,355
     LESS: ACCUMULATED DEPRECIATION ..........        (170,050)        (129,891)
                                                  ------------     ------------
     NET PROPERTY AND EQUIPMENT ..............         216,638          238,004
                                                  ------------     ------------
OTHER ASSETS
     JOINT VENTURE RECEIVABLES
     (NET OF UNCOLLECTIBLES) .................           4,000            4,000
     DEPOSITS ................................           2,975            2,625
     PREPAID INSURANCE .......................           9,160                0
     OPERATING LICENSE .......................             500              500
                                                  ------------     ------------
     TOTAL OTHER ASSETS ......................          16,635            7,125
                                                  ------------     ------------
TOTAL ASSETS .................................    $  6,465,652     $  4,362,126
                                                  ============     ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                          CONSOLIDATED BALANCE SHEETS

                                                 March 31, 1997   June 30, 1996
                                                  (Unaudited)       (Audited)
                                                  ------------     ------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE ........................         319,635          275,971
     ACCRUED LIABILITIES .....................         171,046          193,090
     ADVANCE FROM JV PARTNER .................         623,338
     ADVANCE ON EQUITY ACQUISITION ...........               0           44,985
     NOTE PAYABLE - RELATED PARTIES ..........         100,000          110,000
     CURRENT PORTION - NOTE PAYABLE
     AND LONG TERM LIABILITIES ...............         811,000        1,267,200
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       2,025,019        1,891,246
                                                  ------------     ------------
LONG TERM LIABILITIES ........................          20,500           20,500
                                                  ------------     ------------
SHAREHOLDERS EQUITY
     CONVERTIBLE PREFERRED STOCK
     PAR VALUE $.001 PER SHARE
     AUTHORIZED 20,000,000 SHARES
     ISSUED AND OUTSTANDING:
     AT JUNE 30, 1996: 2,128,646 SHARES
     AT MAR 31, 1997: 1,177,836 SHARES .......           1,178            2,129

     COMMON STOCK, PAR VALUE $.001
     PER SHARE, AUTHORIZED 80,000,000
     SHARES, ISSUED AND OUTSTANDING
     AT JUNE 30, 1996: 6,620,203 SHARES
     AT MAR 31, 1997: 13,332,753 SHARES ......          13,332            6,620

     PAID IN EXCESS OF PAR VALUE .............       5,499,833        3,360,186

     ACCUMULATED DEFICIT .....................      (1,094,210)        (918,555)
                                                  ------------     ------------
NET SHAREHOLDERS EQUITY ......................       4,420,133        2,450,380
                                                  ------------     ------------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY ......    $  6,465,652     $  4,362,126
                                                  ============     ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Cumulative
                                               Three Months Ended            Nine Months Ended       July 21, 1987
                                                    March 31                      March 31              Through
                                                                                                     March 31, 1997
                                              1997           1996           1997           1996       (Unaudited)
                                          ------------   ------------   ------------   ------------   ------------
REVENUES
     OIL & GAS SALES ...................  $     97,636   $     12,861   $    148,690   $     34,273   $    242,791
                                          ------------   ------------   ------------   ------------   ------------
EXPENSES
     LEASE OPERATING COSTS .............        17,723         10,512         38,140         55,067        168,599
     GEOLOGICAL AND RELATED COSTS ......             0              0              0              0         54,124
     RESEARCH AND DEVELOPMENT COSTS ....             0              0              0              0         25,000
     LEGAL AND PROFESSIONAL FEES .......        20,261         79,343         83,039        156,221        344,559
     ADMINISTRATIVE SALARIES ...........        22,269         27,775         73,238         92,372        291,177
     OFFICE OVERHEAD EXPENSE ...........         9,822         38,093         21,675        101,198        137,505
     TRAVEL COSTS ......................         3,947         37,821          6,560         70,007         56,825
     DEPRECIATION ......................           541         21,220          1,623         41,692          5,018
     GENERAL ADMINISTRATIVE EXPENSE ....        11,778              0         51,300              0        131,548
                                          ------------   ------------   ------------   ------------   ------------
     TOTAL EXPENSE .....................        86,341        214,764        275,575        516,557      1,214,355
                                          ------------   ------------   ------------   ------------   ------------
NET OPERATING PROFIT (LOSS) ............        11,295       (201,903)      (126,885)      (482,284)      (971,564)
                                          ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)
     INTEREST INCOME ...................         1,550          2,360          4,077          7,718         26,429
     INTEREST EXPENSE ..................        (9,750)       (27,906)       (52,847)       (60,470)      (146,685)
     DEBT FORGIVENESS ..................             0              0              0              0         (2,390)
                                          ------------   ------------   ------------   ------------   ------------
     NET OTHER INCOME (EXPENSE) ........        (8,200)       (25,546)       (48,770)       (52,752)      (122,646)
                                          ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) BEFORE TAX ...........         3,095       (227,449)      (175,655)      (535,036)    (1,094,210)

     FEDERAL INCOME TAX ................             0              0              0              0              0
                                          ------------   ------------   ------------   ------------   ------------
NET INCOME (LOSS) FOR PERIOD ...........  $      3,095   ($   227,449)  ($   175,655)  ($   535,036)  ($ 1,094,210)
                                          ============   ============   ============   ============   ============
EARNINGS (LOSS) PER SHARE ..............  $      0.000   ($     0.031)  ($     0.013)  ($     0.051)  ($     0.082)
                                          ============   ============   ============   ============   ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months    Nine Months     Cumulative
                                                                 ended          ended          through
                                                                March 31       March 31       March 31
                                                                  1997           1996           1997
                                                              ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss) ........................................  ($   175,655)  ($   153,524)  ($ 1,094,210)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation .............................................        40,159         54,333        117,020
  Less amount capitalized to oil & gas properties ..........       (38,536)       (12,642)      (112,002)
  Common stock issued for services rendered ................          --             --           10,000
  (Increase) decrease in receivables .......................       (54,929)        10,761        (46,594)
  (Increase) decrease in other assets ......................        (9,510)          --           (9,363)
  (Increase) decrease in other current assets ..............                         -220            903
  (Increase) decrease in joint venture receivables .........          --             --           69,479
  (Increase) decrease in deposits ..........................          --             --            1,777
  Increase (decrease) in accounts payable ..................        43,664         35,619         (2,073)
  Increase (decrease) in accrued liabilities and
    other current liabilities ..............................       242,763         47,492        480,676
                                                              ------------   ------------   ------------
     Cash Provided by (Used in) Operating Activities .......        47,736        (17,058)      (585,510)
                                                              ------------   ------------   ------------
Cash Flows from Investing Activities:
  Expenditures for oil and gas properties ..................    (1,807,451)      (351,876)    (3,151,581)
  Expenditures for other property and equipment ............       (18,793)          --          (74,036)
  Proceeds from sale of oil and gas properties .............          --             --            5,190
                                                              ------------   ------------   ------------
     Cash Provided By (Used in) Investing Activities .......    (1,826,244)      (351,876)    (3,220,427)
                                                              ------------   ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from notes payable and
    long-term liabilities ..................................       114,550        280,485      1,145,750
  Proceeds from the issuance of common stock ...............     1,631,000           --        2,799,729
  Expenditures for offering costs ..........................          --             --         (114,918)
  Proceeds from the issuance of convertible
    voting preferred stock .................................          --             --          102,000
  Payments on notes payable and long-term liabilities ......      (377,200)       (59,211)      (469,002)
                                                              ------------   ------------   ------------
     Cash Provided By (Used in) Financing Activities .......     1,368,350        221,274      3,463,559
                                                              ------------   ------------   ------------
Net Increase (Decrease) in Cash ............................      (410,158)      (147,660)      (342,378)

Cash and Cash Equivalents Beginning of Period ..............       424,698        472,493              0

Cash Acquired in Purchase Transaction ......................       861,250           --        1,218,168
                                                              ------------   ------------   ------------
Cash and Cash Equivalents end of Period ....................  $    875,790   $    324,833   $    875,790
                                                              ============   ============   ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION ON JULY 21, 1987 THROUGH MARCH 31, 1997

                                                                             Convertible Voting       Capital in
                                                      Common Stock             Preferred Stock         Excess of    Accumulated
                                                 Shares        Amount       Shares        Amount       Par Value      Deficit
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance at inception on July 21, 1987 .......         --     $         0         --     $         0   $         0   $         0

July 21, 1987 common stock issued to a
     Utah corporatin for cash
     contributed at $0.001 per share ........    1,000,000         1,000         --            --            --            --

Net (loss) for the period ended June 30, 1988         --            --           --            --            --         (25,353)
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1988 ......................    1,000,000         1,000            0             0             0       (25,353)

September 26, 1988 common stock issued to
     retire payable to a related entity at
     $0.007 per share .......................      366,250           366         --            --          24,134          --

October 25, 1988 common stock issued to an
     individual for cash contributed at
     $0.05 per share ........................      200,000           200         --            --           9,800          --

June 1989 common stock issued for cash
     contributed by holders of stock
     warrants at $0.025 per share ...........    1,531,863         1,532         --            --          36,764          --

Net (loss) for the year ended
     June 30, 1989 ..........................         --            --           --            --            --          (1,561)
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30,1989 .......................    3,098,113         3,098            0             0        70,698       (26,914)

Common stock issued for cash contributed
     by holders of stock warrants at $0.12
     per share ..............................       16,009            16         --            --           1,966          --

Costs related to securities offering ........         --            --           --            --         (14,750)         --

Common stock issued as director fees
     at $0.05 per share .....................        3,000             3         --            --             148          --

Net (loss) for the year ended June 30, 1990 .         --            --           --            --            --         (12,113)
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1990 ......................    3,117,122   $     3,117            0             0   $    58,062   ($   39,027)
                                               -----------   -----------  -----------   -----------   -----------   -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION ON JULY 21, 1987 THROUGH MARCH 31, 1997

                                                                             Convertible Voting       Capital in
                                                      Common Stock             Preferred Stock         Excess of    Accumulated
                                                 Shares        Amount       Shares        Amount       Par Value      Deficit
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1990 ......................    3,117,122   $     3,117         --            --     $    58,062   ($   39,027)

Common stock for directors fees at
     $0.05 per share ........................        3,630             4         --            --             178          --

10 for 1 reverse common stock split .........   (2,808,677)         --           --            --            --            --

1 for 10 forward common stock split .........    2,808,677          --           --            --            --            --

Net (loss) for the year ended June 30, 1991 .         --            --           --            --            --         (65,397)
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1991 ......................    3,120,752         3,121            0             0        58,240      (104,424)

Common stock issued for payment of geologic
     services at $0.50 per share ............       80,000            80         --            --          39,920          --

Net (loss) for the year ended June 30, 1992 .         --            --           --            --            --          (1,419)
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1992 ......................    3,200,752         3,201            0             0        98,160      (105,843)

Net (loss) for the year ended June 30, 1993 .         --            --           --            --            --             (18)
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1993 ......................    3,200,752         3,201            0             0        98,160      (105,861)

Common stock issued for payment of
     long-term liability at $0.003
     per share ..............................    1,500,000         1,500         --            --           3,000          --

Net (loss) for the year ended
     June 30, 1994 ..........................         --            --           --            --            --            --
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1994 ......................    4,700,752   $     4,701            0             0   $   101,160   ($  105,861)
                                               -----------   -----------  -----------   -----------   -----------   -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION ON JULY 21, 1987 THROUGH MARCH 31, 1997

                                                                             Convertible Voting       Capital in
                                                      Common Stock             Preferred Stock         Excess of    Accumulated
                                                 Shares        Amount       Shares        Amount       Par Value      Deficit
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1994 ......................    4,700,752   $     4,701         --            --     $   101,160   ($  105,861)

Common stock issued by American Energy for
     acquisition of oil and gas properties
     at $0.50 per share .....................      511,560           511         --            --         173,489          --

Preferred stock issued to acquire Simmons
     Oil Company, Inc. and susidiaries at
     $0.50 per share ........................         --            --      2,074,521         2,075     1,042,074          --

Common stock issued for drilling services
     at $1.00 per share .....................       13,395            13         --            --          13,382          --

Common stock issued to officers at $0.10
     per share ..............................       55,000            55         --            --           5,445          --

Preferred stock issued for cash
     contributed at $1.36 per share .........         --            --         75,000            75       101,925          --

Common stock issued upon conversion of
     preferred shares .......................      234,625           235      (46,925)          (47)         (188)         --

Preferred stock cancelled in settlement
     of litigation ..........................         --            --       (129,375)         (129)          129          --

Preferred stock issued in satisfaction of
     notes payable at $1.36 per share .......         --            --        212,500           212       288,788          --

Common stock issued in satisfaction of
     notes payable at $1.35 per share .......      256,000           256          --            --        345,744          --

Common stock issued for bonding service
     at $0.44 per share .....................      469,996           470          --            --        206,110          --

Common stock issued for cash
     contributions at $2.00 per share .......      333,000           333          --            --        632,867          --

Common stock issued for legal services
     rendered at $0.33 per share ............       12,500            13          --            --          4,155          --

Cancellation of common stock of original
     shareholder ............................     (800,000)         (800)         --            --             800          --

Common stock issued for acquisition of
     Hycarbex at $0.50 per share ............      120,000           120          --            --         59,880          --

Net (loss) for the year ended
     June 30, 1995 ..........................         --            --            --            --            --        (309,108)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, June 30, 1995 ......................    5,906,828   $     5,907    2,185,721   $     2,186   $ 2,975,760   ($  414,969)
                                               -----------   -----------   -----------   -----------   -----------   -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION ON JULY 21, 1987 THROUGH MARCH 31, 1997

                                                                             Convertible Voting       Capital in
                                                      Common Stock             Preferred Stock         Excess of    Accumulated
                                                 Shares        Amount       Shares        Amount       Par Value      Deficit
                                               -----------   -----------  -----------   -----------   -----------   -----------
Balance, June 30, 1995 ......................    5,906,828   $     5,907     2,185,721   $     2,186   $ 2,975,760   ($  414,969)

Common stock issued upon conversion
     of preferred shares ....................      285,375           285       (57,075)          (57)         (228)         --

Charge stock issuance costs to the
     proceeds of the offering ...............         --            --            --            --        (114,918)         --

Common stock issued for cash contributions
     at $1.00 per share .....................      500,000           500          --            --         499,500          --

Cancellation of common stock ................      (72,000)          (72)         --            --              72          --

Net (loss) for the year ended
     June 30,1996 ...........................         --            --            --            --            --        (503,586)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, June 30, 1996 ......................    6,620,203         6,620     2,128,646         2,129     3,360,186      (918,555)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Common stock issued for cash contributions
     at $1.00 per share .....................      475,000           475          --            --         474,525          --

Net (loss) for the three months ended
     September 30, 1996 .....................         --            --            --            --            --        (103,816)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, September 30, 1996 .................    7,095,203   $     7,095     2,128,646   $     2,129   $ 3,834,711   ($1,022,371)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Common stock issued for cash
     contributions at $1.00 per share .......      814,000           814          --            --         740,596          --

Common stock issued to acquire oil & gas
     properties .............................      187,500           187          --            --         374,812

Net (loss) for the three months ended
     December 31, 1996 ......................         --            --            --            --            --         (74,934)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996 ..................    8,096,703   $     8,096     2,128,646   $     2,129   $ 4,950,119   ($1,097,305)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Common stock issued for cash
     contributions at $1.00 per share .......      256,000           256          --            --         327,743

Common stock issued to acquire oil & gas
     properties .............................      100,000           100          --            --          99,900

Common stock issued upon conversion of
     preferred shares .......................    4,754,050         4,754      (950,810)         (951)       (3,803)

Common stock issued for offering costs
     incurred ...............................       26,000            26          --            --          25,974

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE COMPANIES)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION ON JULY 21, 1987 THROUGH MARCH 31, 1997

                                                                             Convertible Voting       Capital in
                                                      Common Stock             Preferred Stock         Excess of    Accumulated
                                                 Shares        Amount       Shares        Amount       Par Value      Deficit
                                               -----------   -----------  -----------   -----------   -----------   -----------
Common stock issued in satisfaction of
     notes payable at $1.00 per share .......      100,000           100          --            --          99,900          --

Net income for the three months ended
     March 31, 1997 .........................         --            --            --            --            --           3,095
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1997 .....................   13,332,753   $    13,332     1,177,836   $     1,178   $ 5,499,833   ($1,094,210)
                                               -----------   -----------   -----------   -----------   -----------   -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ORGANIZATION

The American Energy Group, Ltd. (the Company) was incorporated in the state of Nevada on July 21, 1987 as Dimension Industries, Inc. Since incorporation, the Company has had several name changes including DIM, Inc. and Belize-American Corp. Internationale with the name change to The American Energy Group, Ltd. effective November 18, 1994.

Effective September 30, 1994, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Simmons Oil Company, Inc. (Simmons), a Texas Corporation, in exchange for the issuance of certain convertible voting preferred stock (see Note 6). The acquisition included wholly owned subsidiaries of Simmons, Sequoia Operating Company, Inc. and Simmons Drilling Company, Inc. The acquisition was recorded at the net book value of Simmons of $1,044,149 which approximates fair value.

During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for common stock of the Company (see Note 7), a 1% overriding royalty on the Pakistan Project and a future $200,000 production payment if certain conditions are met. In April 1995, the name of that Company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

The Company and its subsidiaries are principally in the business of acquisition, exploration and development of oil and gas properties with the ultimate goal of production and operation of those properties and the contracting of those services to other unrelated businesses.

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

As of March 31, 1997, the activities of the Companies have not yet produced significant revenues from operations. Accordingly, the Companies are considered as still in the development stage with the accompanying consolidated financial statements reflecting the results of operations, changes in stockholders equity and cash flows for the period from inception on July 21, 1987 through March 31, 1997. In addition, the accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies, including the newly acquired and organized subsidiaries, have suffered recurring losses from operations and have a working capital deficiency that raises doubt about the Companies ability to continue as going concerns.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE (CONTINUED)

The recovery of assets and continuation of future operations are dependent upon the Companies ability to obtain additional debt or equity financing and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates the realization of more significant revenues from oil and gas production in the near future.

c. ACCOUNTING METHODS

The Company's consolidated financial statements are prepared using the accrual method of accounting. The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition and exploration activities is capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1996 was $7,469. All capitalized costs of oil and gas properties will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. As of March 31, 1997, none of the Companies oil and gas properties had any proved oil and gas reserves. In addition, significant production of oil and gas from those properties had only begun. Accordingly, there has been no amortization of the capitalized costs of the Companies oil and gas properties as of March 31, 1997. It has also been determined that the exploration and development activities of the Companies has not resulted in the impairment of the capitalized costs of these unproved oil and gas properties.

The acquisition of Simmons Oil Company, Inc. and it's subsidiaries has been accounted for using the purchase method. Accordingly, the accompanying consolidated financial statements for the period up until the date of acquisition, September 30, 1994, do not include the financial position, the results of operations or cash flows of the Simmons companies for those periods.

The acquisition of Hycarbex, Inc. has been accounted for using the pooling-of-interests method. Hycarbex had no assets or liabilities or results of operations through the date of the acquisition and, therefore, had no effect on the consolidated financial statements through April 6, 1995.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

d. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its wholly owned subsidiaries as detailed previously. All significant intercompany accounts and transactions have been eliminated in consolidation.

e. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the year ended June 30; 1996, the Companies incurred total depreciation expense of $53,069 of which $50,906 was capitalized as costs of oil and gas properties. For the quarter ended March 31, 1997, the Companies incurred total depreciation expense of $13,386 of which $12,845 was capitalized as costs of oil and gas properties.

g. EARNINGS AND LOSS PER SHARE OF COMMON STOCK

The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. The earnings per share of common stock is based on the weighted average number of shares issued and outstanding on a fully diluted basis at the date of the consolidated financial statements.

NOTE 2 - OIL AND GAS PROPERTIES

At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development.

On March 10, 1995, American Energy - Deckers Prairie, Inc., a wholly owned subsidiary of the Company, entered into an agreement with an unrelated entity to accept the transfer of all right, title and interest to certain oil and gas leases located in the state of Texas along with all personal property and equipment located on and used in connection this those leases. In exchange, American Energy - Deckers

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

Prairie, Inc. assumed all contractual covenants related to those oil and gas leases. The selling entity had previously sold working interests in these leases totaling from 33% to 48% depending on the property. As part of the acquisition agreement, American Energy - Deckers Prairie, Inc. agreed to purchase the working interests from the individual holders for the amount of their original investment plus interest at 7% from the date of their investment, evidenced by a "Drilling Investor Note" to each investor, due and payable on September 15, 1995. Each working interest holder had the option to retain his working interest or sell it to American Energy-Deckers Prairie, Inc. The agreement also specified that American Energy-Deckers Prairie, Inc. was to pay a total of $24,000 plus interest to three working interest holders representing a 12% working interest ownership which was done prior to June 30, 1995. The commitment to repay the Drilling Investor Notes was secured by a financial guaranty bond. Subsequent to June 30,1995, and as of the due date of the promissory notes, September 15, 1995, working interest holders representing Drilling Investor Notes totaling $485,020, including accrued interest, had notified the Companies of their desire to sell their working interests and execute on the respective promissory notes. As of September 15, 1995 and subsequently, the Companies have been unable to satisfy this obligation and the financial guaranty bond securing the payment of the Drilling Investor Notes has not been enforced. The Company has received three lawsuits invloving the enforcement of these obligations.

Effective May 1, 1995, the Company acquired certain oil and gas leases and certain drilled and equipped wells for $55,000 from an unrelated entity.

On April 3, 1995, the Company entered into an agreement with an unrelated entity (which is also the same entity providing financial guaranty and surety bonds on oil and gas property acquisitions) for the sale of common stock and joint venture investments of up to approximately $20,000,000 in the exploration, development and production of the Companies oil and gas properties. The agreement was amended and extended several times, including the addition of the Company agreeing to sell an undivided 50% working interest in certain oil and gas properties for $1,000,000. As of June 30, 1995 and subsequently, the Companies had not received any funds in conjunction with this transaction nor has any working interest ownership been conveyed to this entity. Accordingly, no aspects of this transaction have been reflected in the accompanying consolidated financial statements.

On April 6,1995, Hycarbex entered into a concession agreement with and was issued an exploration license by the President and the Federal Government of the Islamic Republic of Pakistan. This agreement and license relate to oil and gas property known as the Jacobabad Block (Block 2768-4) and entitles Hycarbex to a 95% working interest in the property. The exploration license has been issued for a period of three years. During the first year Hycarbex is required to expend a minimum of $26,000 processing and interpreting data already available. Hycarbex in the second year is required to expend a minimum of $525,000 performing seismic work, evaluating and interpreting the data from the seismic work performed. Hycarbex must expend a minimum of $3,200,000 drilling one exploratory well in the third

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 2 - OIL AND GAS PROPERTIES (CONTINUED)

year. In the event Hycarbex does not commit to undertake the drilling of the exploratory well, the license shall expire at the end of the second year.

The concession agreement also required Hycarbex to provide a bank guaranty for $551,000 which was done by an unrelated surety company. That surety company received common stock of the Company as compensation for providing the bond as described in Note 7.

NOTE 3 - NOTE PAYABLE - RELATED PARTY

As of March 31, 1997, the Companies had a note payable in the amount of $100,000 due to an individual who is a major shareholder and director of the Companies. This note payable bears interest at a rate of 11% and matured on January 19, 1996. In addition, the Companies have assigned to this individual a 1 % overriding royalty in all domestic oil and gas properties of the Companies. This obligation has been reflected as a current liability in the accompanying consolidated financial statements.

NOTE 4 - NOTES PAYABLE AND LONG-TERM LIABILITIES

The following is a summary of notes payable and long-term liabilities as of March 31, 1997 and June 30, 1996:

                                              MARCH 31, 1997     JUNE 30, 1996
                                              ---------------   ---------------
5.25% notes payable to a financial
institution, due November 1, 1995;
secured by certificates of deposit
totaling $300,000 (see Note 2) .............                0   $       300,000

10% note payable, due in monthly
installments of $1,900 with a balloon
payment of $30,803 due August 1, 1996;
secured by natural gas gathering system ....  $        37,667   $        37,667

Note payable to an individual bearing
no interest and due on demand; unsecured ...  $        50,000   $        50,000

Note payable bearing no interest;
payable at $0.50 per foot drilled with
the rig securing this obligation, any
unpaid balance due June 1, 1998 ............  $        20,500   $        20,500

(continued on following page)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND JUNE 30, 1996

NOTE 4 - NOTES PAYABLE AND LONG-TERM LIABILITIES (continued)

                                              MARCH 31, 1997     JUNE 30, 1996
                                              ---------------   ---------------
15% note payable, interest payable
quarterly secured by drilling
equipment, due September 30, 1997 ..........  $             0   $        80,000

Notes payable for purchase of oil
and gas property, 7% interest, due
and payable September 15, 1995 .............  $       533,333   $       533,333

Note payable upon demand, unsecured
made by unrelated party, 10% interest ......  $       190,000   $       190,000

16% note payable, due July 16, 1996,
Secured by equipment and oil & gas
properties and guarantee agreement
with company officer .......................  $             0   $        76,200
                                              ---------------   ---------------
                                              $       831,500   $     1,087,700
Less: Current portion of notes
      payable and long term
      liabilities ..........................         (811,000)       (1,267,200)
                                              ---------------   ---------------
Long-Term Liabilities ......................  $        20,500   $        20,500
                                              ===============   ===============

NOTE 5 - BUILDING AND PROPERTY ACQUISITION

On September 30, 1995, the Company entered into a agreement with an unrelated party to acquire 6.6725 acres of land including all buildings and improvements located in Cypress, Texas for $1,167,500. $5,000 was paid at the time of execution of the agreement with the remaining unpaid principal balance due in full on September 30, 1996. The Company defaulted on its note and relinquished the building to the owner without penalty. The Company has back interest payable in the amount of $10,000 as of March 31, 1997.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

On October 31, 1994, the Board of Directors of the company approved the increase in the number of authorized shares of preferred stock from 2,500,000 to 20,000,000. An amendment to the articles of incorporation was subsequently filed with the State of Nevada.

On September 22, 1994, the Board of Directors of the Company also approved the issuance of 2,074,521 shares of the authorized preferred stock of the Company, to be issued in a series, to be known as the "Convertible Voting Preferred Stock, $.025 Non Cumulative Dividend". A corresponding certificate of issuance was filed with the state of Nevada. Holders of these shares are entitled to a non cumulative, preferential dividend of $.025 per share per annum, when declared by the Board of Directors, payable from the surplus, net profits or assets of the Company. At any time after September 30, 1999, the Board of Directors of the Company may elect to redeem this Convertible Voting Preferred Stock at a redemption price of $.50 per share. Each share of this Convertible Voting Preferred Stock shall be convertible into five shares of the common stock of the Company.

Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercised on or before September 30, 1999. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521 shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

During the year ended June 30, 1995, the Company issued an additional 75,000 shares of Convertible Voting Preferred Stock in exchange for cash contributions totaling $102,000 at a price of $1.36 per share as established by the Board of Directors. In addition, 212,500 shares of Convertible Voting Preferred Stock were issued to individuals during the year ended June 30, 1995 in satisfaction of notes payable totaling $289,000. The per share price at which these transactions took place was also at a rate of $1.36 per share as determined by the Board of Directors. These shares were issued on the same basis and convertible and voting terms as the Convertible Voting Preferred shares issued in conjunction with the Simmons acquisition.

The Company resolved a dispute with one of the original shareholders of Simmons Oil Company, Inc. during the year ended June 30, 1995 which resulted in the surrender and cancellation of 129,375 shares of Convertible Voting Preferred Stock previously issued in conjunction with the acquisition of Simmons Oil Company, Inc. and subsidiaries.During the year ended June 30, 1995, several holders of shares of the Convertible Voting Preferred Stock elected to convert 20% of their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 46,925 shares of the

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK (CONTINUED)

Convertible Voting Preferred Stock was converted into 234,625 shares of the Company's common stock.

In the quarter ended September 30, 1995, a total of 10,000 Convertible Preferred shares were converted into 50,000 shares of Common Stock of the Company, thereby increasing the Common shares to 5,956,828 and reducing the number of outstanding Convertible shares to 2,175,721 shares.

A total of 38,575 Convertible Preferred shares were converted into 192,875 shares of Common Stock of the Company in the Quarter ended December 31, 1995. An adjustment of 72,000 shares correction of error in previously issued stock was implemented, thereby increasing the Common shares outstanding by a net total of 120,875 shares to 6,077,703 outstanding Common and reducing the number of outstanding Convertible Preferred shares to 2,137,146.

In the quarter ended March 31, 1996, a total of 6,000 Convertible Preferred shares were converted into 30,000 shares of the Common Stock of the Company, thereby increasing the Common shares to 6,107,703 and reducing the number of outstanding Convertible shares to 2,131,146 shares.(see Note 7.)

In the quarter ended June 30, 1996, a total of 8,500 Convertible Preferred shares were converted into 42,500 shares of the Common Stock of the Company, thereby increasing the Common shares to 6,620,203 and reducing the number of outstanding Convertible shares to 2,128,646 shares.(see Note 7.)

In the Quarters ended September 30, 1996 and December 31, 1996, no Convertible Preferred shares were converted, and the number of outstanding Convertible shares remained at 2,128,646 shares.

In the Quarter ended March 31, 1997, a total of 950,810 Convertible Preferred shares were converted into 4,754,050 shares of Common Stock of the Company, thereby leaving a remainder of 1,177,836 shares of Convertible Preferred Stock. If converted, these Convertible Preferred shares would convert into 5,889,180 additional shares of Common Stock..

NOTE 7- COMMON STOCK

At inception, July 21, 1987, the Company issued 1,000,000 shares of common stock to its incorporating corporation, Dimension Industries, Inc., a Utah corporation, for a $1,000 cash contribution.

The Company issued 366,250 shares of common stock in retiring a $25,000 payable related to the acquisition of the carburetor enhancement units, net of other expenditures. The per share price of $.067 was determined by the Board of Directors at the time of the transaction.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 7 - COMMON STOCK (CONTINUED)

On October 25, 1988, the Company issued 200,000 shares of common stock individual as compensation for a $10,000 cash contribution which represents a per share price of $.05 as determined by the Board of Directors.

In April 1989, the Company filed an offering with the Securities and Exchange Commission in accordance with Form S-18 regarding 1,566,250 common shares then outstanding and an additional 1,566,250 common stock purchase warrants to enable the holders to acquire a corresponding number of common shares for $0.025 to $0.25 depending on when the warrants were exercised. That registration statement became effective April 23, 1989. As of June 30, 1989, warrants representing 1,531,863 shares had been exercised at $0.025 for total proceeds to the Company of $38,281. Subsequently, additional warrants representing 16,009 shares of common stock were exercised with net proceeds to the Company of $1,982.

The Company had agreed to issue up to 125 shares of common stock to its directors quarterly as compensation starting with the fourth quarter of 1988. Through the year ended June 30, 1993, a total of 6,630 shares of restricted common stock had been issued to directors of the Company in accordance with this agreement. This Agreement was terminated prior to June 30, 1993 and is no longer in force.

On January 11,1991, the shareholders of the Company approved a reverse common stock split exchanging ten shares of common stock for one share of common stock. This reduced the total number of outstanding shares of common stock from 3,120,752 to 312,075. The shareholders of the Company, in June 1991, authorized a forward split of the Company's common stock on a ten-for-one basis. This increased the total number of outstanding shares of common stock from 312,075 to 3,120,752 issued and outstanding as of June 30, 1991.

In August 1991, the Board of Directors of the Company authorized and the Company issued 80,000 shares of the Company's restricted common stock as payment in full for $40,000 of geologic services provided. This transaction was in settlement for an outstanding liability from a prior period.

During the year ended June 30, 1994, the Company issued 1,500,000 shares of common stock in satisfaction a $4,500 long-term liability.

During the year ended June 30, 1995, the Board of Directors authorized cancellation of 800,000 of the common shares issued pursuant to a mutual agreement between the parties involved.

During the year ended June 30, 1995, the Company compensated officers and directors by issuing them 55,000 shares of common stock for services rendered valued at $5,500 or $0.10 per share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 7 - COMMON STOCK (CONTINUED)

In September 1994, the Company issued to two individuals, one of which was an officer and director of the Company, 511,560 shares of common stock for oil and gas properties valued at $174,000, representing $0.34 per share as determined by the Board of Directors.

During the year ended June 30, 1995, the Company issued 13,395 shares of common stock as payment for $13,395 of drilling services which is the equivalent of $1.00 per share as determined by the Board of Directors.

During the year ended June 30, 1995, notes payable totaling $314,000 were retired by the issuance of 240,000 shares of common stock at prices varying from $0.34 to $2.00 per share as determined by the Board of Directors.

During the year ended June 30, 1995, the Companies acquired interests in numerous oil and gas properties through several large transactions. Those transactions required that there be performance bonds provided by the Companies in specified amounts. The Companies entered into an arrangement with a company who would provide the required bonding associated with these transactions in exchange for the issuance of common stock. Accordingly, the Company issued a total of 469,996 shares of its common stock valued at $206,583 representing prices per share of between $0.34 and $0.50 as determined by the Board of Directors.

During the year ended June 30, 1995, a total of 333,000 shares of common stock was issued for cash contributions totaling $633,200 in various transactions at prices per share ranging from $0.34 to $3.50 as determined by the Board of Directors.

During the year ended June 30, 1995, the Company issued 12,500 shares of common stock to a former director of the Company for legal services valued at $4,168 or $0.33 per share as determined by the Board of Directors.

In April 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc., a Texas corporation, by issuing 120,000 shares of the Company's common stock. This transaction was valued at $60,000 or $0.50 per share as determined by the Board of Directors.

In the quarter ended December 31, 1995, an adjustment of 72,000 shares correction of error in previously issued stock was implemented, thereby increasing the Common shares outstanding by a net total of 120,875 shares to 6,077,703 outstanding Common.In the quarter ended March 31, 1996, a total of 6,000 Convertible Preferred shares were converted into 30,000 shares of the Common Stock of the Company, thereby increasing the Common shares to 6,107,703 and reducing the number of outstanding Convertible shares to 2,131,146 shares.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND JUNE 30, 1996

NOTE 7 - COMMON STOCK (CONTINUED)

In the Fiscal Year ended June 30, 1996, the Common shares had increased to 6,620,203 and the number of outstanding Convertible shares were 2,128,646 shares.(see Note 6.). In the quarter ended September 30, 1996, the issuance of 475,000 shares in a Private Placement increased the Common shares outstanding to 7,095,203 shares. In the quarter ended December 31, 1996, the issuance of 814,000 shares in a Private Placement and the issuance of 187,500 shares in the acquisition of and undeveloped oil & gas lease increased the Common shares outstanding to 8,096,703 shares.

In the quarter ended March 31, 1997, the Company issued 5,236,050 shares of Common Stock, comprised of the issuance of 4,754,050 shares in the conversion of Convertible Preferred shares (SEE NOTE 6 - CONVERTIBLE PREFERRED STOCK), 100,000 shares in retirement of equipment debt, 100,000 shares in the purchase of a producing oil & gas property, 26,000 shares in conjunction with the Company's Private Placement of Common Stock, and 256,000 shares in the Private Placement of Common Stock. The issuance of these shares has increased the outstanding Common Stock of the Company to a total of 13,332,753 shares.

NOTE 8 - INCOME TAXES

Through March 31, 1997, the Company has sustained cumulative operating losses. Accordingly, no provision for income tax has been provided for any periods presented. Also, no benefit for net operating loss carryforward has been reflected in the accompanying consolidated financial statements since their realization cannot be assured.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As discussed in Note 3, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. Although these notes are secured by a financial guarantee bond, there is no assurance that the bond can be enforced. The ultimate effect on the Companies and outcome of the satisfaction of this obligation cannot be determined.

The Company leases office space in Simonton, Texas from the President and Director of the Company st a monthly cost of $500 plus utilities. This is a month to month lease and can be terminated by either party with 30 days notice.

The Companies have minimum lease and royalty obligations associated with their oil and gas properties of $77,300 annually.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND JUNE 30, 1996

NOTE 11 - SUBSEQUENT EVENTS

The Company is currently engaged in the completion of an overseas Private Placement to raise capital. The ultimate outcome of this Placement is yet to be determined. However, subsequent to March 31, 1997, the Company has received $2,600,000 of a total $5,000,000 commitment from a overseas investor.

The Company has recently completed the acquisition of seismic in connection with its Pakistan Concession, thereby fulfilling its second year obligations under the Exploration License. The total expenditure under this seismic obligation exceeds $800,000, and funds from the proceeds described above have been used to pay this obligation.

The Company has also paid the necessary lease delay rentals associated with the Pakistan Concession as described in NOTE 10.

The Company has received $1,381,250 for the joint venture developmental drilling in its domestic properties, of which $877,500 has been expended through March 31, 1997, in the drilling and completion of six wells in Fort Bend County, Texas. The Company incurred a profit in the amount of $205,500 in the drilling and completing these six wells. In that this is a continuing business of the Company, subsequent profits, if any, will be reflected in the financial periods to come.

The Company and its President, Bradley J. Simmons, have been served with a civil lawsuit filed by the Securities and Exchange Commission which alleges securities fraud and stock manipulation regarding actions of the Company in 1995. The Company and Mr. Simmons intend to vigorously refute these allegations and have retained legal counsel to represent them in this litigation. The magnitude of the financial impact of this litigation has yet to be determined.

In addition, the Company has been served with three lawsuits involving the collection of three of the Promissorry Notes utilized to purchase the working interests in the fields in Harris County, Texas as described in Item II in this filing. The Company is currently exploring potential legal defenses and third party litigation which could affect these legal actions.