Form 10-K405
period 1997-06-30
AMERICAN ENERGY GROUP LTD
filed 1997-10-20
CIK 843212

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         JUNE 30, 1997

Commission file number               0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           NEVADA                                       87-0448843
  (State or other jurisdiction              IRS Employer Identification Number
of incorporation or organization)

     P.O. BOX 489, SIMONTON, TEXAS                        77476
(Address of principal executive offices)                (Zip Code)

                                 (281) 346-3652
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:  NONE
Exchange on which registered:  NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                     COMMON
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

                    19,859,293 Common Shares (June 30, 1997)

                                     PART I

ITEM 1.        HISTORY OF THE REGISTRANT

The American Energy Group, Ltd. (formerly Belize-American Corp. Internationale) (formerly Dim, Inc.) (hereinafter "Company") was organized in the State of Nevada on July 21, 1987, as a wholly owned subsidiary of Dimension Industries, Inc. a Utah Corporation (hereinafter "Dimension").

At the time of organization, the Company issued 1,366,250 shares of voting Common Stock to Dimension, which was the sole stockholder. On April 28, 1989, a filing submitted by the Company on form S-18 with the United States Securities and Exchange Commission was declared effective. Dimension distributed the 1,366,250 shares it held to the stockholders of Dimension as a dividend. Also distributed were 1,566,250 warrants to purchase 1 share of voting Common Stock of the Company for each warrant held. The warrant offering expired on August 11, 1989. Exercise of the warrants by shareholders resulted in the Company issuing 1,547,872 shares of Common voting stock for $40,282 received in cash. At this point, the Company had 3,144,122 shares of voting Common Stock issued and outstanding.

In 1987, the Company engaged in marketing an automobile carburetor modification kit. The efforts were not successful and were abandoned.

From 1987 to 1990 the Company was inactive. In October, 1990, the shareholders of the Company approved a one for ten (1:10) reverse split of the voting Common Stock.

In June, 1991, the Company obtained an Oil Prospecting License from the government of Belize. At a special meeting of shareholders, resolutions to change the name of the Company to "Belize-American Corp. Internationale", forward split the voting Common Stock ten for one (10:1) and a vote to ratify the Oil Prospecting License received a vote of approval.

During 1991, the Company attempted various means to attract sufficient capital investment to develop the oil prospect in Belize, but were not successful. The license expired due the lack of performance by the Company.

From 1992 until 1994 Company activities consisted of attempting to raise capital for a business venture and solicitation of other business enterprises for a possible merger.

On September 22, 1994, the Company entered into an agreement with Simmons Oil Company, Inc., a Texas Corporation (hereinafter "Simmons") whereby the Company issued 2,074,521 shares of Convertible Voting Preferred Stock to the shareholders of Simmons in order to acquire Simmons and two subsidiaries of Simmons, Simmons Drilling Company and Sequoia Operating Company. For accounting purposes, the acquisition was treated as a purchase of Simmons by the Company. The agreement was effective September 30, 1994. Prior to the acquisition of Simmons, Simmons had acquired certain oil and gas properties located in Texas. Subsequent to the acquisition, the Company has acquired additional oil and gas properties in the same general area through its subsidiaries. These properties consist of oil and gas leases on which existing wells have been abandoned due to economics or loss of production. The Company intends to evaluate and rework certain of these wells, explore various depths for reservoirs and drill offset wells, if warranted.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 2 OF 25

In April, 1995, the Company acquired all of the outstanding shares of Hycarbex, Inc., a Texas Corporation (hereinafter "Hycarbex) for 120,000 shares of voting Common Stock of the Company, a 1% Overriding Royalty Interest in the Pakistan Project, and an agreement to pay the sole shareholder $200,000 based on the success of certain future endeavors. For accounting purposes, this acquisition was treated as a pooling of interests. The Company changed the name of Hycarbex, Inc. to Hycarbex-American Energy, Inc. and it is operating as a wholly owned subsidiary of the Company. Hycarbex has an oil and gas Concession and Exploration License granted by the government of Pakistan. The concession is located in the Middle Indus Basin near Jacobabad, Pakistan. In addition to the above acquisition consideration, the Company has provided a $551,000 Financial Guarantee Bond to the Government of Pakistan to assure performance of Concession requirements.

The Company has emerged from the development stage. It has begun drilling developmental wells on its properties, as well as continuing to accumulate an inventory of oil and gas properties on which it intends to explore and develop commercial wells. The Company is further pursuing capital investment to finance a comprehensive drilling and production program, both in Texas and Pakistan, in the next fiscal year.

FORWARD LOOKING INFORMATION
With the exception of historical information, the matters discussed in this Report contain forward looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements contained in this report include the time and extent of changes in commodity prices for oil and gas, increases in the cost of conducting operations, including remedial operations, the extent of the Company's success in discovering, developing and producing reserves, political conditions, including those in Pakistan and other areas in which the Company possesses properties, condition of capital and equity markets, changes in environmental laws and other laws affecting the ability of the Company to explore for and produce oil and gas and the cost of so doing and other factors which are described in this report.

COMPETITION
The oil and gas business is highly competitive in every phase. The Company competes with numerous companies and individuals in its activities. Many on these competitors have far greater financial and technical resources with established multi-national operations. As a result, unless the Company obtains additional capital investment and /or joins in partnerships and joint ventures, it may be prevented from participating in large drilling and acquisition programs. Since the Company is smaller and has limited resources in comparison to many of its competitors, its ability to compete for oil and gas properties is also limited.

REGULATIONS
The following discussion of various government regulations is presented only as an overview and is necessarily brief. It is not intended to constitute a comprehensive dissertation of the various statutes, rules, regulations and other governmental rulings, policies and orders which may affect the Company.

STATE AND LOCAL REGULATIONS
The various states have established statutes and regulations requiring permits for drilling, drilling bonds, and reporting requirements on drilling and production activities. Activitiessuch as well location, method of drilling and casing wells, surface use and restoration, plugging and abandonment, well density and other

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 3 OF 25
matters are all regulated by a governing body. Texas, the state in which the Company operates, has rules and regulations covering all of these matters. It also has regulations addressing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties.

ENVIRONMENTAL REGULATIONS
The activities of the Company are subject to numerous statutes and regulations concerning the storage, use and discharge of materials into the environment, and many other matters relating to environmental protection. These regulations may adversely affect the Company's operations and cost of doing business. It is likely that these laws will become more stringent in the future.

SAFETY AND HEALTH REGULATIONS
The Company must also conduct its operations in accordance with laws governing occupational safety and health. Currently, the Company does not foresee expending substantial amounts in order to comply with these regulations.

FOREIGN LAWS AND REGULATIONS
The Company intends to commit a significant amount of its resources to develop its oil and gas Concession in Pakistan. There are inherent risks in operating a business in a foreign country where unfamiliar laws and business practices may exist. The Company intends to minimize this risk by employing appropriate personnel as the operations develop.

MARKETING
The availability of a ready market for the Company's oil and gas production depends on numerous factors over which the Company has no control, including the cost and availability of alternative fuels, the extent of other production, costs and proximity of pipelines, regulations of governmental authorities and cost of compliance with environmental concerns. Consumer demand and governmental action can force the price of the Company's products both upwards and downwards, depending on the circumstances. Future prices are virtually impossible to predict. The Company does not have a significant share of any market segment and cannot set or influence the price of its products.

EMPLOYEES
At June 30, 1997, the Company had 7 employees, including 3 administrative and clerical personnel and 4 drilling and field personnel.

                 REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 4 OF 25

ITEM 2.        DESCRIPTION OF PROPERTIES

GLOSSARY
The following are used in this report and the definitions contained herein are provided for the convenience of the reader:
BBL OR BARREL - means 42 United States gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.
BOE OR BARREL OF OIL EQUIVALENT - converts gas to oil at a ratio of 6,000 cubic feet of gas to one Bbl of oil, usually. Then oil and gas are added together for total BOE.
BOPD - means barrels of oil per day.
DEVELOPED ACREAGE - means the number of acres of oil and gas leases held or owned, which are allocated or assignable to producing wells or wells capable of production.
DEVELOPMENT WELL - means a well which is drilled to and completed in a known producing formation adjacent to a producing well in a previously discovered field and in a stratigraphic horizon known to be productive.
EXPLORATION - means the search for economic deposits of minerals, petroleum and other natural earth resources by any geological, geophysical, or geochemical technique.
EXPLORATORY WELL - means a well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.
FIELD - means a geographic area in which a number of oil or gas wells produce from a continuous reservoir.
MCF - means one thousand cubic feet of natural gas.
NET ACRES OR NET WELLS - mean the sum of fractional working interests owned in gross acres or gross wells.
OPERATOR - means the person or company actually operating an oil or gas well. PV-10 VALUE - means the present value, employing a 10% discount factor, of the future net revenues computed using current prices from the production of proven reserves.

HISTORY OF PROPERTIES
The Company has emerged from the development stage and, in addition to accumulating an inventory of oil and gas properties for future recovery, has begun to drill selected developmental wells on the properties which it holds. During the fiscal year ended June 30, 1995, the Company acquired Simmons Oil Company, Inc. through a business combination accounted for as a purchase. Simmons has certain oil and gas properties that had been acquired prior to the acquisition of Simmons by the Company. The Company intends to further evaluate these properties and develop those which merit such efforts, based upon this continuing evaluation. Many of these properties contain existing wells that are not currently productive which cannot be expected to become productive, if at all, without additional evaluation, work and repair. The Company has begun an extensive workover program with the purpose of revitalizing these fields. At June 30, 1997, the workover and development program, while commenced, has not progressed to the point of substantial completion. Therefore, oil and gas production and related revenue from these workover properties are relatively minimal and proven reserves have not been allocated to these properties. In some instances, these wells are being plugged and abandoned due to the relinquishing of leases and a focus on more potentially productive properties in the Company's core areas of development.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 5 OF 25

The Company acquired Hycarbex, Inc. in a business combination accounted for as a purchase in April, 1995. Hycarbex, Inc. is a wholly owned subsidiary of the Company. Hycarbex, Inc. has an Exploration License granted by the government of Pakistan to explore for oil and gas reserves in a particular Concession. The Company has shot 256 kilometers of 2D seismic surveys across this Concession, has identified the initial proposed drillsite, and is currently preparing to drill the initial exploratory well in late 1997. While the prospects of economic productivity have been evaluated by independent consultants to the Company indicating potential test drillsites, there can be no definitive evaluation of the potential value of this project until the drilling is completed.

In June, 1997, the Company acquired oil and gas properties totaling approximately 1,400 acres located in the Blue Ridge, Boling, and Manvel Fields, Fort Bend County, Texas. The acquisition included 82 producing and non-producing wells and all associated production equipment on the properties. The purchase price was $1,000,000 payable in a combination of cash and production payments over a maximum of four years. The Company paid $75,000 as down payment, and executed a Note for $925,000. Under the terms of the purchase, the Company is committed to pay a minimum of $250,000 per year for the next four years, or until a total of $1,000,000 has been paid, whichever occurs first, through a combination of payments of $10,000 for each new drillsite that is drilled and payments to the seller in the form of an overriding royalty interest from gross production. The Company has commenced its program to drill new wells on the properties acquired and to rework some of the previously existing wells.

A summary of the oil and gas property areas in which the Company owns an interest are as follows:

HARRIS COUNTY, TEXAS.
The Company previously owned and operated working interests in the Decker's Prairie, Cypress, and Tomball Fields with four properties containing approximately 833 acres. A portion of the leases have subsequently been deemed uneconomic and the remainder lost through failure of title. The Company is in the process of plugging the previously drilled wells and no further drilling and workover activities are anticipated in this field.

FORT BEND COUNTY, TEXAS.
The Company owns interests in the Blue Ridge and Boling oil fields with 11 leases comprising approximately 1846 gross acres and 1729 net acres.

The Company previously owned acreage in the Nash Dome field in this County. The Nash Dome acreage has been relinquished to another oil company, with the Company retaining an overriding royalty in this company's production from this property.

During the Fiscal year ended June 30, 1997, the Company drilled eight developmental wells in the Blue Ridge Field, with all eight currently in various stages of completion or production. In excess of 40,000 gross barrels of oil were sold from this property during fiscal 1997. The Company has a significant number of proved development locations which it plans to drill in the Blue Ridge field.

Subsequent to June 30, 1997, the Company has drilled six developmental wells in the Boling field, with all six in various stages of completion and production. The Company intends to drill a significant number of additional developmental wells in this field, pending the ultimate outcome of the initial six recently drilled.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 6 OF 25

LIBERTY COUNTY, TEXAS.
The Company previously held interests in the North Dayton oil field with nine wells previously drilled by other operators located on approximately 211 acres. Subsequent to June 30, 1997, the Company has relinquished 161 acres of these properties, and has drilled 5 new wells in this field on the remaining 50 acres. The Company is in the process of evaluating the economic potential of these wells as they are completed and tested, and reviewing the prospective recompletions of the old wells on this property.

GALVESTON COUNTY, TEXAS.
The Company previously held interests in the Dickinson and Gillock fields with leases comprising approximately 220 acres. The Company has subsequently relinquished its interest in the Dickinson field and added the acquisition of an additional lease in the Gillock field comprised of 673 acres. The Company has also sold one lease in the Gillock field. The remaining holdings of the Company are currently comprised of 673 net acres in the Gillock field.

LEON COUNTY, TEXAS.
The Company previously owned a producing property consisting of approximately 840 acres in the Alabama Ferry field. This property has been exchanged for various equipment to be utilized by the Company in its other oil fields. The Company retains no further interest in this field.

JACOBABAD, PAKISTAN.
The Company, through its wholly owned subsidiary Hycarbex-American Energy, Inc., has obtained an Exploration License to explore for oil and gas reserves from the government of Pakistan. The property is located in the Middle Indus Basin, near the city of Jacobabad, Pakistan. The prospect covers 5,000 square kilometers (approximately 1.2 million acres or 1930 square miles.) The Company is currently studying all phases of this project in order to adopt a plan that will maximize the economics of this project, including preparations for the drilling of the initial well.

"GROSS AND NET" ACREAGE
In the oil and gas industry and as used herein, the word "gross" acres means the gross surface acreage in which a leasehold working interest is owned. If that leasehold working interest is less than one hundred percent (100%), the fractional working interest actually owned is multiplied by the gross acreage to yield a "net" acreage figure. For example, a fifty percent (50%) working interest in an oil field comprised of one thousand (1,000) "gross" acres would calculate as an ownership of five hundred (500) "net" acres.

                 REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 7 OF 25

A. DRILLING HISTORY
Set forth below is a tabulation of wells completed in the period indicated in which the Company has participated and the results thereof for each of the three years ended June 30, 1997.

                                                YEAR ENDED JUNE 30
                                       1997            1996            1995
                                   GROSS    NET    GROSS    NET    GROSS    NET
                                   -----   -----   -----   -----   -----   -----
   EXPLORATORY:**
                  DRY ..........       0       0       0       0       0       0
                  OIL ..........       0       0       0       0       0       0
                  GAS ..........       0       0       0       0       0       0
                                   -----   -----   -----   -----   -----   -----
                       TOTALS ..       0       0       0       0       0       0

   ** No Exploratory wells have been drilled by the Company

      ============================================

   DEVELOPMENT:
         DRY ...................       0       0       0       0       0       0
         OIL ...................       8       7       0       0       0       0
         GAS ...................       0       0       0       0       4       3
                                   -----   -----   -----   -----   -----   -----

      TOTALS ...................       8       7       0       0       4       3

      ============================================

B. PRODUCING WELLS
Shown below is a tabulation of the productive wells owned by the Company as of June 30, 1997. This summary includes wells which may currently be shut in and awaiting recompletion in order to restore productivity.

As of June 30, 1997

                                PRODUCTIVE WELLS

                                          GROSS           NET
                                          -----          -----
OIL ............................             85           82.5
GAS ............................              0              0
                                          -----          -----
     TOTAL .....................             85           82.5

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 8 OF 25

C. ACREAGE HOLDINGS
Set forth below is information reflecting the developed and undeveloped acreage owned by the Company as of June 30, 1997.

                              DEVELOPED                      UNDEVELOPED
                               ACREAGE                         ACREAGE
                        GROSS            NET            GROSS            NET
                      ----------      ----------      ----------      ----------
TEXAS ..........             132             123           2,399           2,371
PAKISTAN .......               0               0       1,200,000       1,140,000
                      ----------      ----------      ----------      ----------
TOTAL ..........             132             123       1,202,399       1,142,371
                      ==========      ==========      ==========      ==========

D. PRODUCTION AND SALE OF OIL AND GAS
As of June 30, 1997, the Company received oil revenues from 10 wells. All of these wells are oil producers, with no sales of gas. The additional identified productive wells are in various stages of recompletion, and many have begun or are expected to begin to generate production subsequent to June 30, 1997, which are not reflected in the following production numbers:

Gross Oil Sales (Bbls) in the
Fiscal Year ended June 30, 1997: .......     40,017
                                           ========
Net Oil Sales (Bbls) in the
Fiscal Year ended June 30, 1997: .......     14,241
                                           ========
Avg. Price per Barrel: .................   $  19.90
                                           ========

E. OIL AND GAS RESERVES
This is the initial report filed by the Company in which a reserve report has been prepared due to the developmental stage of the Company's initial years of existence. There are no prior comparative years in the following review of reserves, costs, and associated data. The Company's proved reserves and PV-10 Value from proved developed and undeveloped oil and gas properties have been estimated by Sigma Energy Corporation in Houston, Texas. The estimates of this independent petroleum engineering firm were based upon review of production histories and other geologic economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenue from the Company's proved reserves and the present value thereof are made on the basis of oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment. Future net revenues at June 30, 1997 reflect a weighted average price of $19.50 per BOE. There have been no reserve estimates filed with any United States federal authority or agency.

The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations particularly

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                        PAGE 9 OF 25
with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were escalated under the terms of existing contracts. There can be no assurance that such prices will be real or that the estimated production volumes will be produced during the period specified in such reports. Since June 30, 1997, (the date of the estimate and the date of this report) oil and gas prices have generally remained stable. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material change in estimated proved reserves or future net revenues could have a material effect on the Company.

The following tables present total proved developed and proved undeveloped reserve volumes as of June 30,1997, and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that the estimates are accurate predictions of future net revenues from oil reserves or their present value.


ESTIMATED PROVED OIL AND GAS RESERVES

                                          RESERVE CATEGORY
                      ----------------------------------------------------------
As of June 30, 1997

        Proved Developed          Proved Shut In         Proved Undeveloped
      --------------------      ------------------     ----------------------
           Oil (Bbls)               Oil (Bbls)              Oil (Bbls)

            176,413                  200,200                2,037,950
            =======                  =======                =========

Total estimated proved oil reserves as of June 30, 1997:

            2,414,563 Barrels
            =================

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 10 OF 25

ESTIMATED FUTURE NET REVENUES
The estimated future net revenues (using current prices and costs at the years end) and the present value of future net revenues (using discount factor of 10 percent per annum) before income taxes for the Company's proved developed and proved undeveloped oil reserves as of June 30, 1997 are as follows:

                                RESERVE CATEGORY
           ----------------------------------------------------------
As of June 30, 1997

    PROVED DEVELOPED            PROVED SHUT IN             PROVED UNDEVELOPED
-----------------------    -----------------------      -----------------------
Future net   Present       Future net   Present         Future net   Present
Revenues     value of      Revenues     value of        Revenues     value of
             future net                 future net                   future net
             revenue                    revenue                      revenue
             PV 10%                     PV 10%                       PV 10%
----------   ----------    ----------   ----------      -----------  -----------

$3,440,057   $2,921,183    $3,903,900   $3,105,102      $39,740,027  $21,693,580
==========   ==========    ==========   ==========      ===========  ===========

TOTAL OF COMBINED PROVED DEVELOPED, SHUT IN, AND UNDEVELOPED
CATEGORIES

Future net            Present
Revenues              value of
                      future net
                      revenue
                      PV 10%
-----------           -----------
$47,083,977           $27,719,869
===========           ===========

"Proved developed" oil and gas reserves are reserves that can be expected recovered from existing wells with existing equipment and operating method "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where relatively major expenditure is required for recompletion. In recent year the market for oil and gas has experienced substantial fluctuations, which have resulted in significant swings in the prices for oil and gas. The Company cannot predict the future of oil and gas prices or whether a future decline in prices will occur. Any such decline would have an adverse effect on the Company.

TITLE TO PROPERTIES
Many of the Company's oil and gas properties are held in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of developed and undeveloped properties. Title investigations covering the drillsites are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. Generally, the Company's

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 11 OF 25
working interests are subject to customary royalty and overriding royalty interests, liens, current taxes, operating agreements and other customary imperfections of title which do not immediately affect operations. Properties acquired by purchases are also often subject to environmental covenants designed to protect the seller from liability for environmental damage. The Company believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

ITEM 3.        LEGAL PROCEEDINGS

The Company and its officers and directors are involved in various litigation as described below:

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

The Company has been served with three lawsuits involving the collection of three of the Promissory Notes utilized to purchase the working interests in the fields in Harris County, Texas as described in Item II in this filing. The Company is currently evaluating settlement alternatives, third party litigation, or potential countersuits which could affect these legal actions.

On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which is believed to have been fraudulently obtained prior to the formation of The American Energy Group, Ltd. in 1994. As of the filing of this report, the Company has obtained an injunction to bar trading in the subject shares until the Court rules on their authenticity. It is estimated that between 1,000,000 and 2,500,000 shares of existing Common Stock could be affected by the outcome of this litigation. At this time, it is not anticipated that litigation costs incurred by the Company will adversely affect ongoing Company operations.

A derivative claim was filed in response to the Company's July 30, 1997 lawsuit by one of the defendants, George I. Norman Jr., against the Company and the Company's three (3) directors, Bradley J. Simmons, David L. Cox, and Gerald N. Agranoff, alleging that the individuals breached their fiduciary duties to the Company in the performance of their director activities. The claim by Norman requests unspecified damages from the individual directors for and on behalf of the Company and requests that the Court appoint a receiver to manage the affairs of the Company. Management views the responsive claims of Mr. Norman to be without merit and intends to vigorously oppose the claims.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

               NONE

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 12 OF 25

                                    PART II

ITEM 5.        MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

MARKET INFORMATION: During the past year, the price of the Common Stock of the Company was quoted in the "pink sheets" published by the National Quotation Bureau and the Bulletin Board, an inter-dealer quotation system operated by the National Association of Securities Dealers Automated Quotation system (NASDAQ) under the symbol AMEL. The bid price ranged from a low of $1.00 to a high of $4.19. These over- the-counter market quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transaction prices.

DESCRIPTION OF SECURITIES ISSUED

COMMON STOCK [Authorized 80,000,000 shares of $.001 par value. Issued and outstanding at June 30, 1997 are 19,859,293 shares]. In addition, 5,377,790 shares are eligible to be issued over a five year period beginning September 30, 1994 upon conversion of the Convertible Preferred Stock. (See Convertible Preferred Stock) These shares hold voting rights of one vote per share. On June 30, 1997, the Company had approximately 1,500 shareholders holding 19,859,293 shares of Common Stock. As of June 30, 1997, if all Convertible Preferred shares were converted, the total outstanding Common shares of the Company would be 25,237,083 shares.

CONVERTIBLE PREFERRED STOCK [Authorized 20,000,000 shares of $.001 par value. Issued and outstanding at June 30, 1997 are 1,075,558 shares] These shares hold voting rights of one vote per share and a noncumulative preferential dividend of $0.025 per share per annum payable as declared by the Board of Directors. The Preferred shares are convertible into Common Stock on the basis of five (5) Common shares for each one (1) Preferred share. This convertibility is allowed over a five (5) year period, 20% each year, 20% on or after September 30, 1994 and each year thereafter until September 30, 1999. There is no public market for the Preferred Stock of the Company. On June 30, 1996, the Company had fifty (50) shareholders holding 2,128,646 shares of Convertible Preferred stock. In the year ended June 30, 1997, a total of 1,053,088 Preferred shares were converted into 5,265,424 shares of Common Stock, thereby reducing the outstanding Convertible Preferred to a total of 1,075,558 shares. If all remaining outstanding Preferred shares are converted, the Company will issue an additional 5,377,790 Common shares through June 30, 1999.

WARRANTS - As of June 30, 1997, a total of 10,248,608 Warrants have been issued by the Company. There is no public market for the Warrants of the Company. A breakdown of the various amounts, terms, and details are described as follows:

A total of 9,325,000 Warrants were issued in conjunction with the private sale of Common Stock. These Warrants, held by a total of 17 holders, are exercisable on the basis of one share of Common Stock for each Warrant, at a price of $1.50 per share through February 12, 1998, and at a price of $3.00 through the subsequent eighteen (18) month period ending August 12, 1999.As of the filing of this report none of these Warrants have been exercised.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 13 OF 25

A total of 625,000 Warrants were issued to the Management and Directors of the Company in the current fiscal year. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at a price of $1.38 per share for a seven year period which expires April 17, 2004.As of the filing of this report none of these Warrants have been exercised.

A total of 78,608 Warrants had been issued to Management in the previous fiscal year. These Warrants are exercisable on the basis of one share of Common Stock per Warrant. The exercise price for these Warrants is $2.88, and expire on April 30, 1998. As of the filing of this report none of these Warrants have been exercised.

A total of 120,000 Warrants were issued in conjunction with securing legal services for the Company. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at a price of $1.38 per share for a two year period which expires April 17, 1999. As of the filing of this report none of these Warrants have been exercised.

A total of 100,000 Warrants were issued in conjunction with market development services for the Company. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant. These Warrants are exercisable at a price of $2.50 per share for 25,000 of these Warrants, $3.50 per share for 25,000 of these Warrants,$4.50 per share for 25,000 of these Warrants, and $5.50 per share for 25,000 of these Warrants, for a three year period which expires September 19,1999.As of the filing of this report none of these Warrants have been exercised.

DIVIDENDS: The Company has not declared, distributed or paid any cash dividends in the past. There is no current expectation that the Company will have sufficient net profit and cash flow in amounts that would allow a cash dividend to be paid to it's shareholders.

CHANGES IN SECURITIES
A summary of the significant adjustments to the outstanding securities of the Company in the Fiscal year is provided below:

COMMON STOCK
The increase in Common Stock in the amount of 13,239,090 shares from the prior year is broken down as follows:

A total of 5,265,424 shares of Common Stock were issued in conjunction with the conversion of Convertible Preferred Stock into Common Stock.

A total of 7,624,666 shares were issued in conjunction with the sale of Common Stock in a private sale and capitalization of the Company. Of these, a total of 7,274,666 shares were issued under the provisions of Regulation S. Further, Bonus Trade AG, which holds 3,408,000 shares of the Common Stock acquired, has agreed to refrain from selling its holdings for a period of one year. Should the market price of the Common Stock reach $7.50 per share, this restriction becomes nonapplicable. Likewise, the Officers, Directors, and largest individual shareholder of the Company, who collectively hold 4,892,335 shares of Common (assuming conversion of their Convertible Preferred shares into Common Stock), have agreed to refrain from selling their shares under these same terms.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 14 OF 25

A total of 181,000 shares were issued for the settlement of debt of the Company.

A total of 537,500 shares were issued in conjunction with the acquisition of oil properties.

A total of 500,000 shares previously issued in conjunction with a prior investment financing were cancelled due to a default on performance.

Subsequent to the Fiscal year ending June 30, 1997, the Company issued an additional 2,647,000 shares in conjunction with completion of its equity sale, which will be reflected in the first quarter of the next fiscal year and its appropriate quarterly filing.

CONVERTIBLE PREFERRED STOCK
In the year ended June 30, 1997, a total of 1,053,088 Preferred shares were converted into 5,265,424 shares of Common Stock, thereby reducing the outstanding Convertible Preferred to a total of 1,075,558 shares.

WARRANTS
As of June 30, 1997, a total of 10,248,608 Warrants have been issued by the Company. In the event that all outstanding issued Warrants were exercised by the parties, the Common Stock of the Company would increase by 10,248,608 shares, generating additional equity investment into the Company of $15,440,000, at exercise prices in excess of 300% of the current book value per share of the Company.


ITEM 6.        SELECTED FINANCIAL DATA

Reference is made to the Financial Statements of the Company appended hereto as "Exhibit "A".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report as Exhibit "A".

The Company has emerged from the development stage. It has been previously acquiring an inventory of properties to explore and or develop, and has now begun to drill development wells and recomplete existing wells. It has not had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Management anticipates the future generation of a regular revenue stream now that the Company has received substantial equity funding with which to develop certain of its properties.

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Cost included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 15 OF 25
proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties are not recognized unless they would materially alter the relationship between the capitalized costs and the estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized cost of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluated properties, net of federal income tax. This limitation is normally referred to as the "ceiling test limitation."

The Company changed significantly on October 1, 1994 with the acquisition of Simmons Oil Company, Inc. and its subsidiaries, Simmons Drilling Company and Sequoia Operating Company. Through this transaction, the Company acquired interests in several oil and/or gas properties located near Houston, Texas. The Company increased the number of properties in this area by acquiring additional leases. All of the properties are in areas where production had been achieved in the past by other exploration companies.

The Company acquired a 52% working interest in a field in Harris County, Texas from a corporation that was a general partner in partnerships that had been formed to develop the oil and gas properties. Under the terms of the agreement, the Company acquired its interest by assuming the obligations of the general partner, including drilling and completion of the wells on the properties. The Company made an offer to the other partners in the partnership to buy their interest in the partnership for the amount of their investment plus interest. The Company gave the partners until September 15, 1995 to accept or reject the offer. Partners representing a 42% working interest in the field agreed to sell their interest at a cost of $485,020 to the Company. The Company has not completed the purchase transaction and is currently involved in litigation regarding this purchase (see Legal Proceedings)

SUBSIDIARIES
The Company has established several subsidiaries in order to designate certain oil and gas fields to specific companies. In addition, certain companies have been acquired throughout the Company's history. These subsidiaries are further described as follows:

HYCARBEX, INC. In April 1995, the Company acquired Hycarbex, Inc. which it is operating as a wholly owned subsidiary. Hycarbex, Inc. has a concession granted by the Government of Pakistan to explore for oil and gas deposits in the Middle Indus Basin near Jacobabad, Pakistan. Pakistan has became more aggressive in allowing exploration activities by foreign corporations and there have been some significant discoveries by other exploration companies prospecting in the country and in the vicinity of the Hycarbex concession.

AMERICAN ENERGY-DECKERS PRAIRIE, INC. Incorporated by the parent in January, 1995, as a wholly owned subsidiary to develop the Deckers Prairie Field, Harris County, Texas. This subsidiary previously owned controlling working interests in five previously producing gas wells and three wells drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 16 OF 25

THE AMERICAN ENERGY OPERATING CORP. Incorporated by the parent in February, 1995, as a wholly owned subsidiary to operate the wells and fields owned by the parent and/or certain of the other subsidiaries.

TOMBALL-AMERICAN ENERGY, INC. Incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the Tomball Field, Harris County, Texas. This subsidiary previously owned controlling working interests in two wells drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity.

CYPRESS-AMERICAN ENERGY, INC. Incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the Cypress Field, Harris County, Texas. This subsidiary previously owned 100% working interest in one 3,000 ft. well drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity.

DAYTON NORTH FIELD-AMERICAN ENERGY, INC. Incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the North Dayton Field, Liberty County, Texas. This subsidiary previously owned an interest in two 4,200 ft. wells drilled and ready for completion and one 2,500 ft. producing well, along with 300 acres. This property has been consolidated into the parent company.

NASH DOME FIELD-AMERICAN ENERGY, INC. Incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the Nash Dome Field, Ft. Bend County, Texas. This subsidiary previously owned an interest in three 4,200 ft. producing wells in addition to 900 acres to be developed. The Company has elected to abandon development of this area relative to its core areas of activity. This property has been consolidated into the parent company.

SIMMONS OIL COMPANY, INC. Acquired in October 1994. The properties of this company have been re-distributed to other field specific subsidiaries, and at present, this subsidiary is planned for dissolution in the coming fiscal year.

SIMMONS DRILLING CO., INC. A subsidiary of Simmons Oil Company, Inc., which originally held 4 drilling rigs, 2 service rigs, and associated drilling and completion equipment, including bulldozers, trucks, etc. This equipment is being consolidated into The American Energy Operating Corp., and this company is scheduled to be dissolved in the coming fiscal year.

SEQUOIA OPERATING COMPANY, INC. A subsidiary of Simmons Oil Company, Inc., which originally operated Simmons Oil Company, Inc.'s properties. The wells that this company operated are systematically being consolidated into the operations of The American Energy Operating Corp., and this company is scheduled to be dissolved in the coming fiscal year.

POLICY OF CONSOLIDATION
As a policy, the Company is currently evaluating the consolidation of its properties in the various subsidiaries into a more centralized structure, which would entail dissolving some of the above described companies and creating a more streamlined approach to its activities.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 17 OF 25

RESULTS OF OPERATIONS

As of June 30, 1997, the Company had only commenced its principal drilling and reworking operations and had not yet generated significant revenues. The Company has financed operations through loans and equity capital infusions. During the past year, it has incurred general and administrative costs associated with the Company's acquisitions and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

The Company previously acquired oil drilling rigs and associated equipment in anticipation of drilling wells for their own account. While management originally believed that this would be more efficient and cost effective than contracting with third parties, some of the rigs and associated equipment are being sold due to the current inflation in rig and equipment prices and the opportunity to focus on production operations.

In the initial two years in which the Company held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it expended in excess of $2.0 Million in acquisition, geological, seismic, and associated costs. At the time of this filing, the Company is in the planning stages for drilling of the initial exploration well in this Concession. The Company has deposited $1.65 Million in its bank account in Islamabad, Pakistan, in preparation for drilling the initial well by the end of 1997, and is currently studying geological data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. This is a significant undertaking by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company produced $283,485 in net oil revenues in the fiscal year ended June 30, 1997, which were produced during the initial production phase of various wells. This represents an increase of 460% from the prior years oil revenues of $50,390. This calculation does not include the total oil revenues produced for the benefit of other working interest owners and royalty owners, but only reflects the net share attributable to the Company. The Company sold a total of 40,017 gross barrels from properties which it developed, with 14,241 net barrels attributable to the Company's net interest. The Company produced net oil revenues of $283,485 and incurred production costs of $83,826 and an amortization charge of $33,000, thereby generating net results from production operations of a net profit of $166,659 vs a net loss of $30,697 in the fiscal year ending June 30, 1996.

The Company sustained an overall operating loss of $156,663, due to the inability of its revenues, which began in mid year, to cover its entire year's administrative costs. Charges to revenues included a relatively excessive amount of additional legal and professional expenses in the amount of $143,622 which the Company considers to be a non-recurring item. Management is confident that the litigation that it has experienced will not cause a detrimental effect to the shareholders of the Company.

The Company tripled its total assets from $4,362,126 at June 30, 1996 to $13,092,370 as of June 30, 1997. This has been primarily due to the issuance and sale of equity in the fiscal year.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 18 OF 25

The Company increased shareholders equity from $2,450,380 at June 30, 1996 by 300% to a June 30, 1997 total of $10,457,095. More significantly, the Company has increased its "book value" per share, on a fully diluted basis, by approximately 200% from $0.14 per share at June 30, 1996 to $0.41 per share at the end of the current fiscal year. This has been primarily through the sale of equity in the Company at prices higher than its book value per share.

In the fiscal year ended June 30, 1997, the Company expended $2,497,050 in acquiring and developing proved domestic properties. These efforts have produced proven developed and undeveloped reserves, on the portion of the properties upon which reserve studies were conducted, of in excess of 2.4 Million barrels reflecting over $27,000,000 in future net revenues (PV-10) attributable to the Company's interest ownership. This does not include the total oil reserves developed for the benefit of other working interest owners and royalty owners, but only reflects the net share attributable to the Company. As there have been no prior reserve studies prepared for the Company during its development stage, this serves as the initial benchmark for future comparisons and adjustments.

The Company expended an additional $1,306,426 in connection with exploration related activities in its Pakistan Concession, bringing the costs attributable to this project to a total of $2,058,095 as of June 30, 1997. The Company anticipates additional expenditures in the coming year associated with this project to be approximately $2 Million. The initial test well is expected to begin drilling in late 1997. There were no proved reserves included in the attached Proven Reserve calculations.

While the Company continues to initiate drilling, completion, workover, and evaluation operations on its fields, most of the wells remain in shut in status due to the need for additional work. Reservoir studies on many of its properties cannot begin until this evaluation stage has been completed. The capital for completing this process is now being provided through equity placement completed subsequent to June 30, 1997. Until this occurred, the Company was utilizing private loans from alternative sources. These loans were repaid through the equity funding provided in fiscal 1997.

The Company estimates the cost of the exploratory well in Pakistan to be approximately $1.65 Million. The Company has deposited funds from its equity sale, in the amount of $1.65 Million, into its bank account in Pakistan to utilize in this endeavor. If successful, the proved reserves from this project could materially affect the reserve estimates of the Company, as well as provide a substantial revenue stream for its capital needs in the future.

The Company has replenished its capital resources and cash reserves through the recent private sale of equity. The Company will be able to fund its overhead and operations from this capital base for an undetermined time while awaiting the prospect of revenues to increase to the point of profitability. There is no assurance that the Company can fund its operations in this manner for adequate time to realize profitability, or that revenues will increase to that point. Management is optimistic that the Company will continue to realize revenues from the projects that it has initiated at the end of its fiscal year ended June 30, 1997, and that it will continue to increase its proven reserve base throughout the coming fiscal year with its existing capital reserve.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements for the fiscal years ended June 30, 1997, 1996, and 1995 including supplementary data are appended hereto as Exhibit "A" and expressly made a part hereof.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                      PAGE  19 OF 25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Mr. Charles Roe, CPA, conducted the annual audits of the Company from inception to June 30,1994. For the audit of the years ended June 30, 1995, 1996, and 1997, Mr. Roe affiliated himself with Jones, Jensen & Co. CPA, and the audit is performed and issued under their auspices. There are no disagreements on accounting matters or financial disclosures.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Bradley J. Simmons    Age 42        President, Director

David L. Cox          Age 49        Secretary, Director
                                    President, Hycarbex-American Energy, Inc.

Gerald Agranoff       Age 50        Vice President, Treasurer, Director

The following is a brief description of the Officer and Directors during the subject report period and their status at the time of filing:

BRADLEY J. SIMMONS
PRESIDENT, DIRECTOR & C.E.O.

Bradley Jay Simmons graduated from Yale University with a Bachelor of Science Degree in Administrative Science in 1979. From 1979 to 1980 he was employed by E.F. Hutton & Co., Tyler, Texas, as an Account Manager. In 1980 he joined Wells Battelstein Oil & Gas, Houston, TX., as Vice President, Marketing. He was instrumental in obtaining over $50 million in joint venture capital, and was promoted to overseeing a diversified subsidiary base including drilling, pipeline, well servicing (workover), and operating companies which drilled over 350 wells. In 1982, he started a private independent operating company, Simcor Energy Corp., Houston, TX., and began drilling and operating Texas oil & gas properties. In 1983 Simcor was merged into Cottonwood Energy Development Corp., Houston, TX., at which time he became President and Chairman of Cottonwood. In the following five year period, Cottonwood drilled over 300 wells and was eventually operating approximately 600 wells throughout Texas. In 1988, Cottonwood was acquired in a "friendly takeover". He subsequently established a private investment banking practice, representing oil companies in negotiations, restructuring, acquisitions, and liquidations. Special emphasis of his practice was in developing and implementing strategies of acquisition and reorganization. Spent time acquiring knowledge of offshore drilling and operations, and began aggressive acquisitions of minerals, acreage, and interests in proven trends, as well as acquisitions of drilling and well servicing equipment. Co-founded Simmons Oil Company, Inc. and Simmons Drilling Co., Inc. When Simmons Oil Company, Inc. was acquired by The American Energy Group, Ltd. in September, 1994, he became President, CEO, and a Director of the Company. Mr. Simmons is a full time employee of the Company.

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.      6/30/97                       PAGE 20 OF 25

DAVID L. COX
DIRECTOR, SECRETARY, PRESIDENT & CEO, HYCARBEX-AMERICAN ENERGY, INC.

David L. Cox was the former President of Belize American Corp., Internationale (the previous name of the Company), from October, 1993, to September, 1994. He graduated from the University of Missouri in 1969 with a Bachelor of Science in Business Administration. He immediately joined Oscar Mayer & Co., eventually promoted to Regional Manager ( Dallas, Texas). In 1988, he became Vice President, Sales and Marketing for HyGrade Foods in Kansas City. He became a principal in MBRK Advertising & Public Relations in 1992, and started Advantage Consulting, a firm involved in marketing and acquisitions. Mr. Cox was in the country of Poland as a special consultant to Constar, Inc. for one year, and upon his return has taken over as President and CEO of Hycarbex-American Energy, Inc., acquired by The American Energy Group, Ltd., with a focus on international oil & gas exploration. Mr. Cox became a full time employee of the Company in May, 1995, and is the Secretary and a Director of the Company.

GERALD N. AGRANOFF
VICE PRESIDENT, TREASURER, DIRECTOR

Gerald N. Agranoff is a general partner of and general counsel to Plaza Securities Company and Edelman Securities Company, Investment Partnerships, all in New York. He has been affiliated with both Plaza and Edelman since January, 1982. Since 1994, he has been Vice President and General Counsel to Datapoint Corp. In addition, Mr. Agranoff is currently of Counsel to Pryor, Cashman, Sherman & Flynn, in New York. From 1975 through 1981, Mr. Agranoff was engaged exclusively in the private practice of law in New York. In addition, he was an adjunct-instructor at New York University's Institute of Federal Taxation. Prior to entering private practice, Mr. Agranoff served as attorney-advisor to a Judge of the United States Tax Court. Mr. Agranoff is a Director of Datapoint Corporation, Canal Capital Corporation, Atlantic Gulf Communities, and Bull Run Corporation. Also, he was a co-founder of Simmons Oil Company, Inc., and became Vice President of The American Energy Group, Ltd. after Simmons Oil was acquired. He holds an L.L.M. degree in Taxation from New York University and J.D. and B.S. Degrees from Wayne State University. Mr. Agranoff serves the Company on a part time, as needed, basis.

                 REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.     6/30/97                       PAGE  21 OF 25

ITEM 11.  EXECUTIVE COMPENSATION

The following is a summary of compensation paid in cash to officers and directors during the fiscal year ended June 30, 1997.

        Bradley J. Simmons   President & Director         $ 100,000     Salary
                                                          $  25,000     Bonus
                                                          ---------
                                                          $ 125,000     Total

        David L. Cox         President-Hycarbex           $  90,000     Salary


COMMON STOCK AND WARRANTS
The Board of Directors approved granting two key employees and the three Directors of the Company Common Stock and Warrants to acquire Common shares of the Company under the following conditions:

      Name             Type        Number of Shares           Exercise Date     Exercise Price
Bradley J. Simmons    Warrants      200,000 shares        4/17/97 to 4/17/2004      $1.38

David L. Cox          Warrants      300,000 shares        4/17/97 to 4/17/2004      $1.38
                      Common        100,000 shares        Rule 144

Gerald N. Agranoff    Warrants      125,000 shares        4/17/97 to 4/17/2004      $1.38

MANAGEMENT INCENTIVE PLAN
The Board of Directors approved granting the key employees of the Company involved with the development of the Jacobabad Concession and the Domestic Properties a 1% Overriding Royalty Interest. This Royalty Interest will be re-apportioned as key employees are adjusted with respect to the Pakistan and United States operations. Currently, the division of this 1% Overriding Royalty Interest is as follows:

                             JACOBABAD PROJECT     DOMESTIC U.S. PROJECTS
                             -----------------     ----------------------
David L. Cox                         55%                     50%
Bradley J. Simmons                   45%                     50%
                                    ----                    ----
Total                               100%                    100%

                REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.     6/30/97                       PAGE  22 OF 25

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of voting equity securities, Common and Convertible Preferred, which are combined to accumulate the total voting shares of the Company. Set forth below is the ownership of such equity securities as of June 30, 1997.

A. TOTAL VOTING SHARES AND RELATED COMPUTATIONS AS OF JUNE 30, 1997

(1)  VOTING SHARE COMPUTATION AS OF JUNE 30, 1997

Common Stock (1 Vote per Share)                     19,859,293

Convertible Preferred (1 Vote per Share)             1,075,558
                                                   -----------

Total Voting Shares at 6/30/97                      20,934,851

(2) DIRECTORS AND MANAGEMENT VOTING SHARE HOLDINGS
     AS OF JUNE 30, 1997
                                                           Number         Voting
Name                  Position              Type           of Shares        %

Bradley J. Simmons    President/Director    Conv. Pref.       40,450
Bradley J. Simmons    President/Director    Common.          463,375
                                                           ---------
Total                                                        503,825       2.41%

David L. Cox          Secretary/Director    Common           392,280       1.87%

Gerald N. Agranoff    V. Pres./Director     Common           486,375
Gerald N. Agranoff    V. Pres./Director     Conv. Pref.       32,425
                                                           ---------
Total                                                        518,800       2.48%
                                                           =========      ======
TOTAL                                                      1,414,905       6.76%

B.  OTHER PARTIES HOLDING 5% OR MORE OF VOTING SHARES AT JUNE 30, 1997

The Farrington Family Trust                 Common         2,920,749      13.95%

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.     6/30/97                       PAGE  23 OF 25

C. COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934 During the Year ended June 30, 1997, and subsequent to this period, the Company's Officers and Directors failed to file on a timely basis the reports required by Section 16 (a) of the Exchange Act with respect to the following transactions:

Bradley J. Simmons, President and Director, after receiving direct and indirect beneficial ownership of 161,125 shares of Convertible Preferred stock in the acquisition of Simmons Oil Company, Inc., subsequently gifted 22,000 Convertible Preferred shares to family members in December, 1995. In June, 1997, he converted 96,675 shares of Convertible Preferred into 483,375 shares of Commons stock and gifted 20,000 shares of Common Stock to family members in June, 1997.

Gerald N. Agranoff, Vice President, Treasurer, and Director, after receiving 162,125 shares of Convertible Preferred stock in the acquisition of Simmons Oil Company, Inc, subsequently in October, 1995, converted 64,850 shares of Convertible Preferred stock into 324,250 shares of Common Stock. He converted 32,425 Convertible Preferred shares into 162,125 shares of Common Stock during the year ended June 30, 1997. He gifted 32,425 shares of Convertible Preferred stock prior to the current fiscal year.

David L. Cox, Secretary and Director, received 255,780 shares of Common Stock in exchange for oil and gas properties in October, 1994. Mr. Cox subsequently received 25,000 shares in November, 1994, as compensation for prior service to the Company. Mr. Cox subsequently, in May, 1995, acquired 2,000 shares of Common stock at a purchase price of $6.25 per share. Subsequent purchases were made in July, 1995, of 1,500 shares at $4.75 per share, and in December, 1995, of 8,000 shares at $2.25 per share. In addition, Mr. Cox received 100,000 shares as a bonus in April, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases an office building located in Simonton, Texas from the President of the Company for a monthly cost of $500 plus utilities. This is a month to month lease, which can be terminated by either party with 30 days notice.

                 REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.     6/30/97                       PAGE  24 OF 25

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS & SCHEDULES, AND REPORTS FILED ON
               FORM 8K.

        (A)    EXHIBITS
               EXHIBIT A
               Financial Statements dated June 30, 1997, 1996, and 1995 are appended hereto as Exhibit "A" and expressly made a part hereof.

        (B)    FINANCIAL STATEMENTS
               Financial Statements dated June 30, 1997, 1996, and 1995 are appended hereto as Exhibit "A" and expressly made a part hereof.

        (C)    REPORTS FILED ON FORM 8-K
               Form 8-K dated August 13, 1997, subsequent to the Fiscal Year ended June 30, 1997, is appended hereto as Exhibit "B" and expressly made a part hereof.


                                   SIGNATURES

                                            THE AMERICAN ENERGY GROUP, LTD.

             10/17/97                              B/J/S
           ------------                            -----------------------------
                                                   Bradley J. Simmons, President

             10/17/97                              D/L/C
           ------------                            -----------------------------
                                                   David L. Cox, Secretary

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.     6/30/97                       PAGE  25 OF 25

                                   EXHIBIT A

                              FINANCIAL STATEMENTS

          EXHIBIT "B" TO FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported)          AUGUST 13, 1997

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

            NEVADA                  0-26402                       87-0448843
(State or other jurisdiction      (Commission                   (IRS Employer
      of incorporation)           File Number)               Identification No.)

              P.O. BOX 489, SIMONTON, TEXAS                 77476
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (281) 346-2652

--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

                                 The American Energy Group, Ltd. Form 8-K Page 1

                                    FORM 8-K

                         THE AMERICAN ENERGY GROUP, LTD.

ITEM 1.  CHANGES IN CONTROL OF REGISTRANT.

        Not Applicable.

ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS

        On June 1, 1997, The American Energy Group, Ltd. acquired oil and gas properties totaling approximately 1,400 acres located in the Blue Ridge, Boling, and Manvel Fields, Fort Bend County, Texas. The acquisition included 82 producing and non-producing wells and all associated production equipment on the properties. The purchase price was $1,000,000 payable in a combination of cash and production payments over a maximum of four years.

        The Company paid $75,000 as down payment, and executed a Note for $925,000. Under the terms of the purchase, the Company is committed to pay a minimum of $250,000 per year for the next four years, or until a total of $1,000,000 has been paid, whichever occurs first, through a combination of payments of $10,000 for each new drillsite that is drilled and payments to the seller in the form of an overriding royalty interest from gross production. The Company has commenced its program to drill new wells on the properties acquired and to rework some of the previously existing wells.

ITEM 3.  BANKRUPTCY OR RECEIVERSHIP.

        Not applicable

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT:

        Not Applicable.

ITEM 5.  OTHER EVENTS.

Bonus Trade AG and a consortium of European investors have completed the funding of a $5,000,000 investment commitment originally announced by the Company on March 20, 1997, and has increased that funding to a total investment of $9,883,000, which includes the partial funding of $2,600,000 announced by the Company on May 16, 1997. The Company has issued a total of 10,602,450 shares of Common Stock in conjunction with this funding. Under the terms of the investment agreements, as modified, the funds were allocated entirely to the acquisition of Common Stock, however, certain shares of this investment also carried Warrants totaling 8,275,000 for the acquisition of additional Common Stock of the Company. These Warrants are exerciseable at a price of $1.50 per share through February 12, 1998, and at a price of $3.00 through the subsequent eighteen (18) month period ending August 12, 1999. As of the filing of this report no Warrants have been exercised.

                                 The American Energy Group, Ltd. Form 8-K Page 2

Further, Bonus Trade AG, which holds 3,408,000 shares of the Common Stock acquired, has agreed to refrain from selling its holdings for a period of one year. Should the market price of the Common Stock reach $7.50 per share, this restriction becomes nonapplicable. Likewise, the Officers, Directors, and largest individual shareholder of the Company, who collectively hold 4,892,335 shares of Common (assuming conversion of their Convertible Preferred into Common Stock), have agreed to refrain from selling their shares under these same terms.

On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which is believed to have been fraudulently obtained prior to the formation of The American Energy Group, Ltd. in 1994. The Company is seeking an injunction to bar trading in the subject shares until the Court rules on their authenticity. It is estimated that between 1,500,000 and 2,500,000 shares of exsiting Common Stock could be affected by the outcome of this litigation. At this time, it is not anticipated that litigation costs incurred by the Company will adversely affect ongoing Company operations.

The Company has completed acquisition, processing, and interpretation of newly acquired seismic data on its Pakistan Concession for which it expended in excess of $900,000. In addition, the Company has escrowed $1,650,000, an amount equal to the estimated costs of the first well, into its bank account in Islamabad, for use in making advance deposits for drilling, service providers, and necessary supplies.

ITEM 6. RESIGNATIONS OF REGISTRANTS DIRECTORS.

        Not Applicable.

ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

        Not Applicable

ITEM 8.  CHANGE IN FISCAL YEAR.

        Not Applicable.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            THE AMERICAN ENERGY GROUP, LTD.
                                                      (Registrant)

Date: AUGUST 13, 1997                       BY: B/J/S
                                                Bradley J. Simmons, President

                                 The American Energy Group, Ltd. Form 8-K Page 3