Form 10-K405/A
period 1997-06-30
AMERICAN ENERGY GROUP LTD
filed 1997-10-22
CIK 843212

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-K/A

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


                                   SIGNATURES

                                            THE AMERICAN ENERGY GROUP, LTD.

             10/17/97                              B/J/S
           ------------                            -----------------------------
                                                   Bradley J. Simmons, President

             10/17/97                              D/L/C
           ------------                            -----------------------------
                                                   David L. Cox, Secretary

SEC FORM 10-K
THE AMERICAN ENERGY GROUP, LTD.     6/30/97                       PAGE  25 OF 25

                                   EXHIBIT A

                              FINANCIAL STATEMENTS

             EXHIBIT A TO FORM 10-K FOR PERIOD ENDING JUNE 30, 1997


                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                          June 30, 1997, 1996 and 1995

                                 CONTENTS


Independent Auditors' Report..................................................3

Consolidated Balance Sheets...................................................4

Consolidated Statements of Operations.........................................6

Consolidated Statements of Stockholders' Equity...............................7

Consolidated Statements of Cash Flows.........................................10

Notes to the Consolidated Financial Statements................................12

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
The American Energy Group, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. The Companies have experienced recurring losses from operations which raises substantial doubt about the entities ability to continue as going concerns. Management's plans with regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Co.

October 9, 1997
Salt Lake City, Utah

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                              JUNE 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------     -----------
CURRENT ASSETS

  Cash (Notes 1 and 2) ........................    $  3,132,294     $   424,698
  Receivables .................................          70,989           5,188
  Receivable-related party (Note 3) ...........           9,702            --
  Other current assets ........................          63,984            --
                                                   ------------     -----------
     Total Current Assets .....................       3,276,969         429,886
                                                   ------------     -----------
OIL AND GAS PROPERTIES USING
 FULL COST ACCOUNTING (Notes 1 and 5)

   Properties being amortized .................       5,618,847            --
   Properties not subject to amortization .....       3,990,489       3,687,111
   Accumulated amortization ...................         (33,000)           --
                                                   ------------     -----------
     Net Oil and Gas Properties ...............       9,576,336       3,687,111
                                                   ------------     -----------
OTHER PROPERTY AND EQUIPMENT (Note 1 and 4)

  Drilling and related equipment ..............         246,494         281,815
  Vehicles ....................................         126,146          73,725
  Office equipment ............................          23,021          12,355
  Accumulated depreciation ....................        (159,446)       (129,891)
                                                   ------------     -----------
     Net Other Property and Equipment .........         236,215         238,004
                                                   ------------     -----------
OTHER ASSETS

  Joint venture receivables ...................            --             4,000
  Deposits and other assets ...................           2,850           3,125
                                                   ------------     -----------
     Total Other Assets .......................           2,850           7,125
                                                   ------------     -----------
     TOTAL ASSETS .............................    $ 13,092,370     $ 4,362,126
                                                   ============     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     JUNE 30,
                                                           ---------------------------
                                                                1997           1996
                                                           ------------    -----------
CURRENT LIABILITIES

   Accounts payable ....................................   $    545,987    $   275,971
   Accrued liabilities .................................        296,970        258,423
   Advance on equity acquisition .......................           --           44,985
   Note payable - related parties (Note 6) .............           --          110,000
   Current portion of capital lease obligations (Note 8)          4,565           --
   Current portion of notes payable and
    long-term debt (Note 7) ............................      1,123,899      1,201,867
                                                           ------------    -----------

     Total Current Liabilities .........................      1,971,421      1,891,246
                                                           ------------    -----------

LONG-TERM LIABILITIES

   Notes payable and long-term debt (Note 7) ...........        649,737         20,500
   Capital lease obligations (Note 8) ..................         14,117           --
                                                           ------------    -----------
     Total Long-Term Liabilities .......................        663,854         20,500
                                                           ------------    -----------
     Total Liabilities .................................      2,635,275      1,911,746
                                                           ------------    -----------
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11)

   Convertible voting preferred stock; par value $.001
    per share; authorized 20,000,000 shares;
    outstanding 1,075,558 and 2,128,646, respectively ..          1,076          2,129
   Common stock; par value $.001 per share;
    authorized 80,000,000 shares; 22,509,293 and
    6,620,203 shares issued and 19,859,293 and
    6,620,203 shares outstanding, respectively .........         22,509          6,620
   Capital in excess of par value ......................     13,893,728      3,360,186
   Common stock subscriptions receivable ...............     (2,385,000)          --
   Accumulated deficit .................................     (1,075,218)      (918,555)
                                                           ------------    -----------
     Total Stockholders' Equity ........................     10,457,095      2,450,380
                                                           ------------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $ 13,092,370    $ 4,362,126
                                                           ============    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                                     JUNE 30,
                                                                              -----------------------------------------------------
                                                                                   1997                  1996                  1995
                                                                              ---------             ---------             ---------
REVENUE

  Oil and gas sales ..............................................            $ 283,485             $  50,390             $  43,711
                                                                              ---------             ---------             ---------
EXPENSES
  Lease operating and production costs ...........................               83,826                81,087                49,372
  Legal and professional .........................................              143,622               129,866               123,640
  Administrative labor ...........................................               77,194               118,827                99,112
  Office expenses ................................................               46,929                62,140                48,457
  Travel, meals and lodging ......................................               10,494                16,020                26,381
  Depreciation and amortization expense ..........................               37,416                 2,163                 1,232
  Other general and administrative ...............................               56,202                58,361                13,268
                                                                              ---------             ---------             ---------
TOTAL EXPENSES ...................................................              455,683               468,464               361,462
                                                                              ---------             ---------             ---------
NET OPERATING LOSS ...............................................             (172,198)             (418,074)             (317,751)
                                                                              ---------             ---------             ---------
OTHER INCOME (EXPENSES)
  Interest income ................................................               22,416                 8,768                10,591
  Interest expense ...............................................              (43,224)              (91,890)               (1,948)
  Gain (loss) on sale of assets ..................................               19,000                (2,390)                 --
                                                                              ---------             ---------             ---------
     Total Other Income (Expenses) ...............................               (1,808)              (85,512)                8,643
                                                                              ---------             ---------             ---------
NET LOSS BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM ..........................................             (174,006)             (503,586)             (309,108)

INCOME TAX BENEFITS (Note 12) ....................................                 --                    --                    --
                                                                              ---------             ---------             ---------
NET LOSS BEFORE EXTRAORDINARY ITEM ...............................             (174,006)             (503,586)             (309,108)

EXTRAORDINARY ITEM (Note 13) .....................................               17,343                  --                    --
                                                                              ---------             ---------             ---------
NET LOSS .........................................................            $(156,663)            $(503,586)            $(309,108)
                                                                              =========             =========             =========
LOSS PER COMMON SHARE ............................................            $  (0.014)            $  (0.076)            $  (0.052)
                                                                              =========             =========             =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For The Years Ended June 30, 1997, 1996 and 1995

                                                                                 CONVERTIBLE VOTING
                                                               COMMON STOCK       PREFERRED STOCK          CAPITAL IN
                                                        ---------------------    ---------------------     EXCESS OF    ACCUMULATED
                                                          SHARES       AMOUNT      SHARES       AMOUNT     PAR VALUE      DEFICIT
                                                        ----------    -------    ----------    -------    -----------    ---------
Balance, June 30, 1994 ..............................    4,700,752    $ 4,701          --      $  --      $   101,160    $(105,861)

Common stock issued by American
 Energy for acquisition of oil and gas
 properties at $0.34 per share ......................      511,560        511          --         --          173,489         --

Preferred stock issued to acquire
 Simmons Oil Company, Inc. and
 subsidiaries at $0.50 per share ....................         --         --       2,074,521      2,075      1,042,074         --

Common stock issued for drilling
 services at $1.00 per share ........................       13,395         13          --         --           13,382         --

Common stock issued to officers
 at $0.10 per share .................................       55,000         55          --         --            5,445         --

Preferred stock issued for cash
 contributed at $1.36 per share .....................         --         --          75,000         75        101,925         --

Common stock issued upon
 conversion of  preferred shares ....................      234,625        235       (46,925)       (47)          (188)        --

Preferred stock canceled
 in settlement of litigation ........................         --         --        (129,375)      (129)           129         --

Preferred stock issued in satisfaction
 of notes payable at $1.36 per share ................         --         --         212,500        212        288,788         --

Common stock issued in satisfaction
 of notes payable at $1.35 per share ................      256,000        256          --         --          345,744         --

Common stock issued for bonding
 service at $0.44 per share .........................      469,996        470          --         --          206,110         --

Common stock issued for cash
 contributions at $2.00 per share ...................      333,000        333          --         --          632,867         --

Common stock issued for legal
 services rendered at $0.33 per share ...............       12,500         13          --         --            4,155         --

Cancellation of common
 stock of a shareholder .............................     (800,000)      (800)         --         --              800         --

Common stock issued for acquisition
 of Hycarbex at $0.50 per shares ....................      120,000        120          --         --           59,880         --

Net (loss) for the year ended
 June 30, 1995 ......................................         --         --            --         --             --       (309,108)
                                                        ----------    -------    ----------    -------    -----------    ---------
Balance, June 30, 1995 ..............................    5,906,828    $ 5,907     2,185,721    $ 2,186    $ 2,975,760    $(414,969)
                                                        ----------    -------    ----------    -------    -----------    ---------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For The Years Ended June 30, 1997, 1996 and 1995

                                                                                   CONVERTIBLE VOTING
                                                              COMMON STOCK          PREFERRED STOCK        CAPITAL IN
                                                       -----------------------   ----------------------     EXCESS OF    ACCUMULATED
                                                          SHARES       AMOUNT       SHARES       AMOUNT     PAR VALUE      DEFICIT
                                                       -----------    --------    ----------    -------    -----------    ---------
Balance, June 30, 1995 .............................     5,906,828    $  5,907     2,185,721    $ 2,186    $ 2,975,760    $(414,969)

Common stock issued upon
 conversion of preferred shares ....................       285,375         285       (57,075)       (57)          (228)        --

Charge stock issuance costs
 to the proceeds of the offering ...................          --          --            --         --         (114,918)        --

Common stock issued for cash
 contributions at $1.00 per share ..................       500,000         500          --         --          499,500         --

Cancellation of common stock .......................       (72,000)        (72)         --         --               72         --

Net (loss) for the year ended
 June 30, 1996 .....................................          --          --            --         --             --       (503,586)
                                                       -----------    --------    ----------    -------    -----------    ---------
Balance, June 30, 1996 .............................     6,620,203       6,620     2,128,646      2,129      3,360,186     (918,555)

Common stock issued for
 oil and gas properties ............................       287,500         288          --         --          474,712         --

Common stock issued upon
 conversion of preferred shares ....................     5,265,424       5,265    (1,053,088)    (1,053)        (4,213)        --

Cancellation of common stock .......................      (500,000)       (500)         --         --              500         --

Common stock issued as part of
 joint venture buy out at $1.00 per share ..........       250,000         250          --         --          249,750         --

Common stock issued for
 retirement of notes payable at
 $1.00 per share ...................................       150,000         150          --         --          149,850         --

Common stock issued for
 services rendered at $1.00 per share ..............        30,500          30          --         --           30,470         --

Common stock issued to an officer
 as a bonus at $1.00 per share .....................       100,000         100          --         --           99,900         --

Common stock issued in satisfaction of
 accounts payable at $.78 per share ................        31,000          31          --         --           24,024         --

Common stock issued for cash
 contributions at $1.00 per share ..................       350,000         350          --         --          349,650         --
                                                       -----------    --------    ----------    -------    -----------    ---------
Balance forward ....................................    12,584,627    $ 12,584     1,075,558    $ 1,076    $ 4,734,829    $(918,555)
                                                       -----------    --------    ----------    -------    -----------    ---------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For The Years Ended June 30, 1997, 1996 and 1995

                                                                              CONVERTIBLE VOTING
                                                        COMMON STOCK            PREFERRED STOCK        CAPITAL IN
                                                  ----------------------     --------------------      EXCESS OF        ACCUMULATED
                                                    SHARES        AMOUNT      SHARES       AMOUNT      PAR VALUE          DEFICIT
                                                  ----------     -------     ---------     ------     ------------      -----------
Balance forward .............................     12,584,627     $12,584     1,075,558     $1,076     $  4,734,829      $  (918,555)

Common stock issued for cash
  at $.95 per share .........................      7,274,666       7,275          --         --          6,922,635             --

Common stock subscriptions at
 $.90 per share .............................      2,650,000       2,650          --         --          2,382,350             --

Offering costs related to sales of
  common stock ..............................           --          --            --         --           (146,086)            --

Net (loss) for the year  ended
June 30, 1997 ...............................           --          --            --         --               --           (156,663)
                                                  ----------     -------     ---------     ------     ------------      -----------
Balance, June 30, 1997 ......................     22,509,293     $22,509     1,075,558     $1,076     $ 13,893,728      $(1,075,218)
                                                  ==========     =======     =========     ======     ============      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                     JUNE 30,
                                                                                ---------------------------------------------------
                                                                                   1997                1996               1995
                                                                                -----------          ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ..............................................................         $  (156,663)         $(503,586)         $  (309,108)
Adjustments to Reconcile Net Loss to Cash
   Provided by Operating Activities:
    Depreciation and amortization .....................................              88,719             53,069               23,792
    Less amount capitalized to oil and gas
     properties .......................................................             (51,303)           (50,906)             (22,560)
    Common stock issued for services rendered .........................             130,500               --                  9,668
  Changes in Operating Assets and Liabilities:
    Decrease (Increase) in receivables ................................             (65,801)             6,900                1,435
    (Increase) in receivables-related party ...........................              (9,702)              --                   --
    Decrease (Increase) in other current assets .......................             (63,984)               903                 (903)
    Decrease in joint venture receivables .............................               4,000             64,727                4,752
    Decrease in deposits ..............................................                 275                665                1,112
    Increase (Decrease) in accounts payable ...........................             294,070            171,522             (282,612)
    Increase (Decrease) in accrued liabilities
    and other current liabilities .....................................              (6,438)           205,891               27,522
                                                                                -----------          ---------          -----------
     Cash Provided (Used) by Operating Activities
                                                                                    163,673            (50,815)            (546,902)
                                                                                -----------          ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from disposal of property and equipment ....................              51,001              5,190                 --
  Expenditures for unproved oil and gas properties ....................          (4,024,056)          (713,378)            (630,752)
  Expenditures for other property and equipment .......................             (53,885)              --                (55,243)
                                                                                -----------          ---------          -----------
     Cash Provided (Used) by Investing Activities .....................          (4,026,940)          (708,188)            (685,995)
                                                                                -----------          ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable and long-term
   liabilities ........................................................             120,000            381,200              650,000
  Proceeds from issuance of common stock ..............................           7,279,910            500,000              633,200
  Expenditures for offering costs .....................................            (146,086)          (114,918)                --
  Proceeds from issuance of convertible voting
   preferred stock ....................................................                --                 --                102,000
  Payments on notes payable and long-term
   liabilities ........................................................            (682,961)           (55,074)             (36,728)
                                                                                -----------          ---------          -----------
     Cash Provided (Used) by Financing Activities .....................         $ 6,570,863          $ 711,208            1,348,472
                                                                                -----------          ---------          -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                                        JUNE 30,
                                                                                  --------------------------------------------------
                                                                                     1997                1996                 1995
                                                                                  ----------           ---------            --------
NET INCREASE (DECREASE) IN CASH .......................................           $2,707,596           $ (47,795)           $115,575

CASH AND CASH EQUIVALENTS
 BEGINNING OF YEAR ....................................................              424,698             472,493                --

CASH ACQUIRED IN PURCHASE TRANSACTION .................................                 --                  --               356,918
                                                                                  ----------           ---------            --------

CASH AND CASH EQUIVALENTS END OF
 YEAR .................................................................           $3,132,294           $ 424,698            $472,493
                                                                                  ==========           =========            ========
CASH PAID FOR:

  Interest ............................................................           $   39,105           $  91,890            $ 29,300
  Income taxes ........................................................           $     --             $    --              $   --

NON CASH FINANCING ACTIVITIES:

Common stock issued for acquisition of oil
 and gas properties ...................................................           $  725,000           $    --              $174,000

Common stock issued to retire notes payable
 and accounts payable .................................................           $  174,055           $    --              $346,000

Notes payable for acquisition of oil and gas
 properties ...........................................................           $1,121,866           $    --              $485,021

Notes payable and capital lease obligations
 for acquisition of other property and equipment ......................           $   51,046           $    --              $ 87,000

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                   Notes to the Consolidated Financial Statements
                            June 30, 1997, 1996 and 1995

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

         Effective September 30, 1994, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Simmons Oil Company, Inc. (Simmons), a Texas Corporation, in exchange for the issuance of certain convertible voting preferred stock (see Note 9). The acquisition included wholly owned subsidiaries of Simmons, Sequoia Operating Company, Inc. and Simmons Drilling Company, Inc. The acquisition was recorded at the net book value of Simmons of $1,044,149 which approximates fair value.

         During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for common stock of the Company (see Note 10), a 1% overriding royalty on the Pakistan Project (see Note 5) and a future $200,000 production payment if certain conditions are met. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

         The Company and its subsidiaries (the Companies) are principally in the business of acquisition, exploration, development and production of oil and gas properties.

         b. Development Stage and Continued Existence

         During the year ended June 30, 1997, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through June 30, 1997.

         In addition, the accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced recurring losses and negative cash flows from operations which raise substantial doubt about the Companies' ability to continue as going concerns.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b. Development Stage and Continued Existence (Continued)

         The recovery of assets and continuation of future operations are dependent upon the Companies' ability to obtain additional debt or equity financing and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates an increase in revenues from oil and gas production during the coming year.

         c. Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting.

         Oil and Gas Properties-

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1997 and 1996 was $31,028 and $40,229, respectively. In addition, depreciation capitalized during the years ended June 30, 1997 and 1996 totaled $51,303 and $50,906, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1997, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $33,000 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1997 on proved and impaired or abandoned oil and gas properties.

         Acquisition of Simmons Oil Company, Inc. and Subsidiaries-

         The acquisition of Simmons Oil Company, Inc. and its subsidiaries has been accounted for using the purchase method. Accordingly, the accompanying consolidated financial statements for the year ended June 30, 1995, do not include the financial position, the results of operations or cash flows of the Simmons companies for the three months ended September 30, 1995. That information is presented on a proforma basis in Note 16 to these consolidated financial statements.

         Acquisition of Hycarbex, Inc.-

         The acquisition of Hycarbex, Inc. has been accounted for using the pooling-of-interests method. That company had no assets or liabilities or results of operations through the date of the acquisition and, therefore, had no effect on the consolidated financial statements as of and for the period ended June 30, 1995.

                  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements (Continued)
                            June 30, 1997, 1996 and 1995

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

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 1997 and 1996, the Companies incurred total depreciation of $55,719 and $53,069, respectively.

         In accordance with full cost accounting, $51,303 and $50,906 of depreciation was capitalized as costs of oil and gas properties for the year ended June 30, 1997 and 1996, respectively, as previously discussed.

         g. Net Loss Per Share of Common Stock

         The net loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

         h. Concentrations of Risk

         From time to time the cash balances in the Companies bank accounts exceed Federally insured limits. At June 30, 1997 and 1996 the balances in excess of the limits were approximately $2,622,700 and $325,000, respectively.

         i. Foreign Operations

         A significant portion of the assets of the Companies relate to an oil and gas concession located in the country of Pakistan (see Note 5). The Companies do not believe that they are subject to any unusual risks beyond the normal risks attendant to operating its business.

         j. Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    THE AMERICAN GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 2 - CERTIFICATES OF DEPOSIT

         As of June 30, 1997, the Companies held three certificates of deposit totaling $300,000 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at June 30, 1997. In prior periods, certificates of deposit of corresponding amounts had been pledged as collateral on notes payable ( Note 7).

NOTE 3 - RECEIVABLES-RELATED PARTY

         Periodically, the Company makes advances to and receives advances from officers and directors of the Company. As of June 30, 1997, the Company had a net receivable from the president of the Company totaling $9,702. Subsequent to June 30, 1997, these advances were repaid to the Company.

NOTE 4 - OTHER PROPERTY AND EQUIPMENT

         On September 30, 1995, the Company entered into an agreement with an unrelated party to acquire 6.6725 acres of land including all buildings and improvements located in Cypress, Texas for $1,172,550. $5,000 was paid at the time of execution of the agreement with the remaining unpaid principal balance was due in full on September 30, 1996. Interest accrued on that unpaid balance at a rate of 6% and was payable monthly before the end of each calendar month. The Companies and their management determined not to complete this transaction and notified the lienholder of the Companies intent to not complete the acquisition and vacate the premises. Accrued interest totaling $28,665 was reflected as a liability at June 30, 1996 and was subsequently paid. There is no liability or outstanding commitment related to this transaction at June 30, 1997.

NOTE 5 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites were available for further exploration and development. During the years ended June 30, 1997 and 1996, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years.

         On March 10, 1995, American Energy - Deckers Prairie, Inc., a wholly owned subsidiary of the Company, entered into an agreement with an unrelated entity to accept the transfer of all right, title and interest to certain oil and gas leases located in the State of Texas along with all personal property and equipment located on and used in connection with those leases. In exchange, American Energy - Deckers Prairie, Inc. assumed all contractual covenants related to those oil and gas leases. The selling entity had previously sold working interests in these oil and gas leases totaling from 33% to 48% depending on the property.

         As part of the acquisition agreement, American Energy - Deckers Prairie, Inc. agreed to purchase the working interests from the individual holders for the amount of their original investment plus interest at 7% from the date of their investment, evidenced by a "Drilling Investor Note" to each investor, due and payable on September 15, 1995. Each working interest holder has the option to retain his working interest or sell it to American Energy - Deckers Prairie, Inc.

                    THE AMERICAN GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 5 - OIL AND GAS PROPERTIES (Continued)

         At June 30, 1997, the Companies have been unable to satisfy this obligation and the financial guaranty bond securing the payment of the Drilling Investor Notes has not been enforced, although the Companies intend to satisfy this obligation. Accordingly, the value of the acquisition of these working interest has been included in the accompanying consolidated financial statements as part of the cost of oil and gas properties along with the corresponding liability (See Note
         7).

         Effective May 1, 1995, the Company acquired certain oil and gas leases and certain drilled and equipped wells for $55,000 from an unrelated entity.

         On April 3, 1995, the Company entered into an agreement with an unrelated entity (which is also the same entity providing financial guaranty and surety bonds on oil and gas property acquisitions) for the sale of common stock and joint venture investments of up to approximately $20,000,000 in the exploration, development and production of the Companies oil and gas properties. The agreement was amended and extended several times, including the addition of the Company agreeing to sell an undivided 50% working interest in certain oil and gas properties for $1,000,000. The Companies did not receive any funds in conjunction with this transaction and no working interest ownership was conveyed to this entity. In December 1995, the Companies entered into an agreement with an unrelated foreign entity to assume the position of the previously mentioned entity for the purchase of common stock and oil and gas and Joint Venture investments. Subsequently, that entity defaulted on the agreement. Accordingly, no effects of this transaction have been reflected in the accompanying consolidated financial statements with respect to oil an gas properties. (See Note 10).

         On April 6, 1995, Hycarbex entered into a concession agreement with and was issued an exploration license by the President and the Federal Government of the Islamic Republic of Pakistan. This agreement and license relate to oil and gas property known as the "Jacobabad Block" (Block 2768-4) or the Pakistan concession and entitles Hycarbex to a 95% working interest in the property. The exploration license has been issued for a period of three years. During the first year Hycarbex expended the minimum required $26,000 for processing and interpreting data already available. In the second year which was included in the year ended June 30, 1997, Hycarbex performed the minimum seismic work, evaluating and interpreting the data from the work performed. Hycarbex must drill one exploratory well prior to April 1998 to an agreed upon depth. In the event Hycarbex does not commit to undertake the drilling of the exploratory well, the license shall expire. Hycarbex is currently negotiating for the drilling of the exploratory well and has deposited $1,650,000 with a bank in Pakistan which is the agreed upon budget for this first exploratory well.

         On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid with the option expiring in 24 months. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of June 30, 1997.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 5 - OIL AND GAS PROPERTIES (Continued)

         As part of compensation arrangements with key management, the Company established a royalty pool consisting of a 1% overriding royalty on the Pakistan concession upon discovery and establishment of production.

         The concession agreement also required Hycarbex to provide a bank guaranty for $551,000 which was done by an unrelated surety company. That surety company received common stock of the Company as compensation for providing the bond as described in Note 10.

         The Companies had a joint venture receivable with an unrelated entity totaling approximately $120,000 with that entity also making certain claims against the Companies. These amounts and claims had been in dispute for sometime. During the year ended June 30, 1997, the Companies entered into a settlement arrangement with this entity wherein the Companies forgave this receivable, conveyed certain oil and gas properties and issued 187,500 shares of common stock to that entity in exchange for other oil and gas properties. The effects of this transaction have been reflected in the accompanying consolidated financial statements at June 30, 1997.

         In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 7). This liability may be paid during each year in the form of $10,000 per drill site and certain royalty payments.

         During the year ended June 30, 1997, the Companies received $800,000 as a joint venture investment in certain of the Companies oil and gas properties. In June 1997, the Companies entered into agreements representing $500,000 of the joint venture investors to repurchase their interests for a total of 250,000 shares of common stock and notes payable totaling $389,000 (see Notes 10 and 7, respectively). Subsequent to June 30, 1997, the Companies acquired the remaining $300,000 joint venture interest for 150,000 shares of common stock and a note payable of $121,564 with additional payments made to that individual prior to the consummation of that transaction.

NOTE 6 - NOTE PAYABLE - RELATED PARTY

         As of June 30, 1996, the Companies had a note payable in the amount of $100,000 due to an individual who is a major shareholder and director of the Companies. This note payable bears interest at a rate of 11% and matured January 19, 1996. In addition, the Companies have assigned to this individual a 1% overriding royalty in all oil and gas properties of the Companies. This obligation was paid off during the year ended June 30, 1997.

         During the year ended June 30, 1996, the Companies borrowed $10,000 from an individual who is related to an officer and director. This note payable bore interest at 10% and was due on demand. This note payable was retired during the year ended June 30, 1997.

               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of June 30, 1997 and 1996:

                                                                                                    1997                    1996
                                                                                                 ----------              ----------
         Note payable bearing no interest; payable $175,000
          the first year and $250,000 annually thereafter
          until paid in full; secured by certain oil and gas
          property and equipment ..................................................              $  915,000              $     --

         Notes payable bearing no interest; due in monthly
          installments of $64,834; secured by joint venture
          interests in certain oil and gas properties .............................                 389,000                    --

         8.5% note payable to a financial institution due in
          monthly installments of $950 for 36 months; secured
          by two vehicles .........................................................                  28,520                    --

         10% notes payable, due on demand, unsecured ..............................                 190,000                 190,000

         7% notes payable, due September 15, 1995,
          secured by working interest in oil and gas properties ...................                 443,250                 468,000

         5.25% notes payable to a financial institution, due
          November 1, 1996; secured by certificates of
          deposit totaling $300,000 (see Note 2) ..................................                    --                   300,000

         10% note payable, due in monthly installments of
          $1,900 with a balloon payment of $30,803 due August
          1, 1996; secured by natural gas gathering
          system ..................................................................                    --                    37,667

         Note payable to an individual bearing no interest
          and due on demand; unsecured ............................................                    --                    50,000

         Note payable bearing no interest; payable at $0.50
          per foot drilled with the drilling rig securing this
          obligation, any unpaid balance due June 1, 1998 .........................                    --                    20,500

         15% note payable, due June 28, 1997, secured
          by equipment ............................................................                    --                    80,000

         16% note payable, due July 16, 1996, secured by
          equipment, oil and gas lease interests and
          guarantee agreement with a Company officer ..............................                    --                    76,200
                                                                                                 ----------              ----------
         Total notes payable and long-term debt ...................................              $1,965,770              $1,222,367
                                                                                                 ----------              ----------

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Total notes payable and long-term debt .......     $ 1,965,770      $ 1,222,367

Less: Unamortized discount ...................        (192,134)            --
                                                   -----------      -----------
Net notes payable and long-term debt .........       1,773,636        1,222,367
Less: Current portion of notes payable
         and long-term debt ..................      (1,123,899)      (1,201,867)
                                                   -----------      -----------
Long-Term Liabilities ........................     $   649,737      $    20,500
                                                   ===========      ===========

The following are the scheduled annual repayments of notes payable and long-term debt:

     YEAR ENDING JUNE 30,
              1998                                  $1,123,899
              1999                                     199,776
              2000                                     218,539
              2001                                     231,422
                                                    ----------
                                                    $1,773,636
                                                    ==========

Discounts on non-interest bearing notes payable have been determined using an imputed interest rate of 10%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $643.
The following are the scheduled annual payments on these capital leases:

        YEAR ENDING JUNE 30,
              1998                                                     $  7,711
              1999                                                        7,711
              2000                                                        6,815
              2001                                                        2,741
              2002                                                        1,387
                                                                       --------
Total minimum lease commitments ................................         26,365
Less: Executory costs (such as taxes and insurance)
         included in capital lease payments ....................         (2,342)
                                                                       --------
Net minimum lease payments .....................................         24,023
Less: Amount representing interest .............................         (5,341)
                                                                       --------
Total Capital Lease Obligations ................................         18,682
Current Portion ................................................         (4,565)
                                                                       --------
Long Term Portion ..............................................       $ 14,117
                                                                       ========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 9 - CONVERTIBLE VOTING PREFERRED STOCK

         On September 22,1994, the board of directors of the Company approved the issuance of 2,074,521 shares of the authorized preferred stock of the Company, to be issued in a series, to be known as the "Convertible Voting Preferred Stock, $.025 Non-Cumulative Dividend". A corresponding certificate of issuance was filed with the State of Nevada. Holders of these shares are entitled to a noncumulative, preferential dividend of $.025 per share per annum, when declared by the board of directors, payable from the surplus, net profits or assets of the Company. At any time after September 30, 1999, the board of directors of the Company may elect to redeem this Convertible Voting Preferred Stock at a redemption price of $.50 per share. Each share of this Convertible Voting Preferred Stock shall be convertible into five shares of the common stock of the Company.

         Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercises in or before September 30, 1999. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

         During the year ended June 30, 1995, the Company issued an additional 75,000 shares of Convertible Voting Preferred Stock in exchange for cash contributions totaling $102,000 at a price of $1.36 per share as established by the board of directors. In addition, 212,500 shares of Convertible Voting Preferred Stock were issued to individuals during the year ended June 30, 1995 in satisfaction of notes payable totaling $289,000. The per share price at which these transactions took place was also at a rate of $1.36 per share as determined by the board of directors. These shares were issued on the same basis and convertible and voting terms as the Convertible Voting Preferred shares issued in conjunction with the Simmons Oil Company, Inc. and Subsidiaries acquisition.

         The Company resolved a dispute with one of the original shareholders of Simmons Oil Company, Inc. during the year ended June 30, 1995 which resulted in the surrender and cancellation of 129,375 shares of Convertible Voting Preferred Stock previously issued in conjunction with the acquisition of Simmons Oil Company, Inc. and Subsidiaries.

         During the years ended June 30, 1997 and 1996, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 1,053,088 shares of convertible voting preferred stock were converted into 5,265,424 shares of the Company's common stock in 1997 and 57,075 shares of convertible voting preferred stock were converted into 285,375 shares of the Company's common stock in 1996 (Note 10.)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 10 - COMMON STOCK

         During the year ended June 30, 1994, the Company issued 1,500,000 shares of common stock in satisfaction of a $4,500 long-term liability. During the year ended June 30, 1995, the board of directors authorized cancellation of 800,000 of those common shares pursuant to a mutual agreement between the parties involved.

         The Company compensated officers and directors by issuing them 55,000 shares of common stock during the year ended June 30, 1995 for services rendered valued at $5,500 or $0.10 per share.

         In September 1994, the Company issued to two individuals, one of which was an officer and director of the Company, 511,560 shares of common stock for oil and gas properties valued at $174,000, representing $0.34 per share as determined by the board of directors.

         The Company issued 13,395 shares of common stock during the year ended June 30, 1995 as payment for $13,395 of drilling services which is the equivalent of $1.00 per share as determined by the board of directors.

         During the year ended June 30, 1995 notes payable totaling $346,000 were retired by the issuance of 256,000 shares of common stock at prices varying from $0.34 to $2.00 per share as determined by the board of directors.

         During the year ended June 30, 1995, the Companies acquired interests in numerous oil and gas properties through several large transactions. Those transactions required that there be performance bonds provided by the Companies in specified amounts. The Companies entered into an arrangement with a company who would provide the required bonding associated with these transactions in exchange for the issuance of common stock. Accordingly, the Company issued a total of 469,996 shares of its common stock valued at $206,580 representing prices per share of between $0.34 and $0.50 as determined by the board of directors.

         A total of 333,000 shares of common stock was issued during 1995 for cash contributions totaling $633,200 in various transactions at prices per share ranging from $0.34 to $3.50 as determined by the board of directors.

         The Company issued 12,500 shares of common stock during the year ended June 30, 1995 to a former director of the Company for legal services valued at $4,168 or $0.33 per share as determined by the board of directors.

         In April 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc., a Texas corporation, by issuing 120,000 shares of the Company's common stock. This transaction was valued at $60,000 or $0.50 per share as determined by the Board of Directors.

         A total of 285,375 shares of common stock were issued during the year ended June 30, 1996 as a result of the conversion of 57,075 shares of convertible voting preferred stock. During the year ended June 30, 1997, 1,053,088 shares of convertible voting preferred stock were converted into 5,265,424 shares of common stock (see Note 9).

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 10- COMMON STOCK (Continued)

         As discussed in Note 5, an unrelated foreign entity assumed the investment obligations of another entity in December 1995. In January 1996, the Companies received $500,000 from that foreign entity. In accordance with the terms of the original and assumption agreement, the $500,000 should be applied toward the acquisition of 500,000 shares of the Company's common stock and was reflected accordingly in the accompanying consolidated financial statements as of June 30, 1996. The Company incurred significant costs in efforts to obtain this funding totaling $114,918. These expenditures have been reflected as stock issuance costs and a decrease in capital in excess of par value in the accompanying consolidated financial statements ended June 30, 1997. This foreign entity defaulted on the performance of the funding commitments and the 500,000 shares of common stock associated with this transaction have been cancelled as reflected in the accompanying consolidated financial statements for the year ended June 30, 1997.

         During the year ended June 30, 1996, and in conjunction with a settlement arrangement with a previous shareholder of Simmons Oil Company, the Company cancelled 72,000 shares of common stock originally issued to that individual in conjunction with the acquisition transaction discussed in Note 1.

         In conjunction with a settlement and property exchange agreement executed by the Company in August 1996 as discussed at Note 5, the Company issued 187,500 shares of common stock to an unrelated entity valued at $2.00 per share or $375,000. An additional 100,000 shares of common stock were issued to a former director of the Company in November 1996 in exchange for an interest in oil and gas properties. These shares have been valued at $1.00 per share for a total of $100,000 as included in the accompanying consolidated financial statements.

         During the year ended June 30, 1997, the Company issued 250,000 shares of common stock in conjunction with the buy out of certain joint venture interests in oil and gas properties. These shares have been valued at $1.00 per share or $250,000.

         150,000 shares of common stock have been issued during the year ended June 30, 1997 to retire $150,000 of notes payable.

         An additional 30,500 shares of common stock were issued during the year ended June 30, 1997 as payment for services rendered. These shares have been valued at $1.00 per share for a total of $30,500.

         In satisfaction of $24,055 of accounts payable, the Company issued 31,000 shares of common stock representing $0.78 per share.

         In May 1997, the Company issued 100,000 shares of common stock as a bonus to an officer and director of the Company. These shares have been valued at $1.00 per share as reflected in the accompanying consolidated financial statements.

         The Company received $350,000 of cash contributions during the year ended June 30, 1997 for which 350,000 shares of common stock were issued representing $1.00 per share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 10- COMMON STOCK (Continued)

         During the year ended June 30, 1997, the Company sold 7,274,666 shares of common stock for which the Company received $6,929,910 at an average of $0.95 per share. An additional 2,650,000 shares had been issued at June 30, 1997 for which proceeds of $2,385,000 had not yet been received. The 2,650,000 shares have been reflected as issued but not outstanding in the accompanying consolidated financial statements with the corresponding $2,385,000 shown as common stock subscriptions receivable. The funds related to these subscriptions were received subsequent to June 30, 1997. The Company incurred costs associated with this private placement totaling $146,086 which have been reflected as a reduction on capital in excess of par value in the accompanying consolidated financial statements.

NOTE 11- COMMON STOCK WARRANTS

         The Board of Directors of the Company have granted to officers and directors warrants to acquire Common shares of the Company under the following conditions:

         NAME               NUMBER OF SHARES    EXERCISE DATE     EXERCISE PRICE
         ----               ----------------    -------------     --------------
         Bradley J. Simmons   32,000 shares    5/1/97 to 4/30/98      $2.88
                             200,000 shares   4/17/97 to 4/17/04      $1.38

         David L. Cox         30,000 shares    5/1/97 to 4/30/98      $2.88
                             300,000 shares   4/17/97 to 4/17/04      $1.38

         Gerald N. Agranoff  125,000 shares   4/17/97 to 4/17/04      $1.38

         In addition, the Company issued warrants for the issuance of 120,000 shares of common stock at a price of $1.38 per share to the Companies attorneys. These warrants were granted on April 17, 1997 and expire April 17, 1999.

         The exercise price of the warrants to the officers, directors and attorneys approximates fair market value of the Company's common stock on the date the warrants were granted.

         In conjunction with the sale of common stock discussed in Note 10, the Company has issued warrants for 9,325,000 shares of common stock. These warrants have been issued with a grant date of August 12, 1996 exercisable at $1.50 per share until February 12, 1998 at which time the exercise price increases to $3.00 per share until August 12, 1999 at which time the warrants expire.

         Additional warrants for 100,000 shares of common stock were issued in conjunction with services performed for the Company. These warrants are exercisable at prices ranging from $2.50 to $5.50 per share graduating in price $1.00 per each 25,000 of warrants. These warrants expire September 19, 1999.

NOTE 12- INCOME TAXES

         Through June 30, 1997, the Companies have sustained net operating loss carryforwards totaling approximately $1,075,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 13 - EXTRAORDINARY ITEMS

         Extraordinary items totaling $17,343 relate to forgiveness of debt in the settlement of a note payable and an account payable.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         As discussed in Note 5, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. Although these notes are secured by a financial guarantee bond, there is no assurance that the bond can be enforced. The Companies intend to settle these obligations, along with the related accrued interest. The ultimate effect on the Companies and outcome of the satisfaction of this obligation cannot be determined.

         As discussed in Notes 5 and 10, the Companies had entered into various agreements to obtain additional capital and joint venture financing. The agreements have been defaulted with the Companies only receiving $500,000 of $20,000,000 of funding commitments. The Company has authorized the cancellation the 500,000 shares of common stock related to the agreements and funds received. Management of the Company does not believe that there is any liability associated with this transaction. The ultimate outcome of these transactions and events can not be determined.

         The Company leases office space in Simonton, Texas from the President and director of the Company at a monthly cost of $500 plus utilities. This is a month to month lease and can be terminated by either party with 30 days notice.

         The Companies have minimum lease and royalty obligations associated with their oil and gas properties of $77,300 annually, see also Note 5.

         During the year ended June 30, 1997, the board of directors authorized the payment of a bonus to the president and secretary of the Company equal to 1% of the revenues from domestic oil and gas production.

         In May 1997, the Securities and Exchange Commission filed civil charges against the Company and its president alleging various violations of securities regulations. The Company and its president are vigorously contesting the allegations. This litigation is currently in the discovery and discussion stage and the ultimate outcome on the Company, if any, cannot be readily determined.

NOTE 15 - SUBSEQUENT EVENTS

         Subsequent to June 30, 1997, in addition to collecting the subscriptions receivable as discussed at Note 10, the Companies received an additional $550,000 from the sale of common stock.

         The Company entered into various farmout agreements during the year ended June 30, 1997 with unrelated domestic entities with respect to the Pakistan concession. The terms of the agreements were not complied with and the transactions terminated prior to June 30, 1997.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1997, 1996 and 1995

NOTE 15 - SUBSEQUENT EVENTS (Continued)

         In July 1997, the Company filed suit against various individuals and entities alleging fraud in the obtaining of common stock of the Company. One defendant has asserted a counter claim for unpaid fees of $14,000 with two other defendants asserting counterclaims against the Company and its directors. The Company intends to vigorously pursue this litigation and believes that the counterclaims are without merit. This litigation is all in the discovery stage and the ultimate outcome and effect on the Companies cannot be readily determined.

NOTE 16 - PROFORMA FINANCIAL INFORMATION

         As discussed in Note 1, The American Energy Group, Ltd. (formerly Belize-American Corp. Internationale) acquired all of the issued and outstanding common stock of Simmons Oil Company, Inc. effective September 30, 1994. This transaction was accounted for using the purchase method. The following proforma financial information presents the results of operations of The American Energy Group, Ltd., Simmons Oil Company, Inc. and its subsidiaries for the year ended June 30, 1995 as though all of the companies had combined at the beginning of the period.

Revenue
  Oil and gas sales .......................................           $  44,976
                                                                      ---------
     Total Revenue ........................................              44,976
                                                                      ---------
Expenses
  Lease operating costs ...................................              51,283
  Legal and professional ..................................             149,429
  Administrative labor ....................................             102,124
  Office expenses .........................................              56,687
  Travel, meals and lodging ...............................              32,061
  Depreciation ............................................               1,590
  Other general and administrative ........................              22,561
                                                                      ---------
     Total Expenses .......................................             415,735
                                                                      ---------
Net Operating Loss ........................................            (370,759)
                                                                      ---------
Other Income (Expenses)
  Interest income .........................................              12,951
  Interest expense ........................................              (1,948)
                                                                      ---------
     Total Other Income (Expenses) ........................              11,003
                                                                      ---------
Net Loss Before Income Taxes ..............................            (359,756)

Income Tax Benefits .......................................                --
                                                                      ---------
Net Loss ..................................................           $(359,756)
                                                                      =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1997 and 1996

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES

         (1)             Capitalized Costs Relating to
                        Oil and Gas Producing Activities

                                                                 JUNE 30,
                                                          ----------------------
                                                            1997         1996
                                                          ---------    ---------
Proved oil and gas producing properties and related
  lease and well equipment ............................   $ 696,450    $    --
Accumulated depreciation and depletion ................     (33,000)        --
                                                          ---------    ---------

Net Capitalized Costs .................................   $ 663,450    $    --
                                                          =========    =========

         (2)         Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities

                                                        FOR THE YEARS ENDED
                                                             JUNE 30,
                                                   -----------------------------
                                                      1997               1996
                                                   ----------         ----------
Acquisition of Properties
   Proved ................................         $1,800,600         $     --
   Unproved ..............................          2,188,749            545,947
Exploration Costs ........................          1,306,426            751,669
Development Costs ........................            696,450               --


         The Company does not have any investments accounted for by the equity method.

         (3)               Results of Operations for
                              Producing Activities

                                                          FOR THE YEAR ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Sales ..............................................   $  283,485    $   50,390

Production costs ...................................      (83,826)      (81,087)
Depreciation and depletion .........................      (33,000)         --
                                                       ----------    ----------
Results of operations for producing activities
 (excluding corporate overhead and interest costs) .   $  166,659    $  (30,697)
                                                       ==========    ==========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1997 and 1996

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)              Reserve Quantity Information

                                                         Oil             BBF
                                                         BBL             MCF
                                                      ----------      ----------
Proved developed and undeveloped reserves:

Balance, June 30, 1996 ..........................           --              --

  Additions .....................................      2,428,804            --

  Production ....................................        (14,241)           --
                                                      ----------      ----------
Balance, June 30, 1997 ..........................      2,414,563            --
                                                      ==========      ==========

         Proved developed reserves:

                                                         Oil             BBF
                                                         BBL             MCF
                                                      ----------      ----------
Beginning of the year ended June 30, 1997 .......              --           --
End of the year ended June 30, 1997 .............           376,613         --

         During the year ended June 30, 1997, the Company had reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

         (5)           Standardized Measure of Discounted
                       Future Net Cash Flows Relating to
                          Proved Oil and Gas Reserves
                                At June 30, 1997

                                                                   THE AMERICAN
                                                                   ENERGY GROUP
                                                                     LTD. AND
                                                                   SUBSIDIARIES
                                                                   ------------
Future cash inflows ..........................................     $ 47,083,977
Future production and development costs ......................       (8,587,400)
                                                                   ------------
Future net inflows before income taxes .......................       38,496,577
Future income tax expense ....................................       (2,636,703)
                                                                   ------------
Future net cash flows ........................................       35,859,874
10% annual discount for estimated timing of cash flows .......       (8,140,005)
                                                                   ------------
Standardized measure of discounted future net cash flows .....     $ 27,719,869
                                                                   ============

                         THE AMERICAN ENERGY GROUP, LTD.

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1997 and 1996

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Reuven Hollo, Ph.D., a registered professional engineer with Sigma Energy Corporation, of such properties and will be periodically reviewed based upon updated geological and production date. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

         Subsequent development and production of the Company's reserves will necessitate revising the present estimates. In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting the Company's oil and gas producing activities. Therefore, the Company suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

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