Form 10-Q
period 1997-09-30
AMERICAN ENERGY GROUP LTD
filed 1997-11-13
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended             SEPTEMBER 30, 1997
                              -----------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from        _______________ to _____________________

Commission File Number:                      0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

        NEVADA                                          87-0448843
--------------------------------------------------------------------------------
(state or other jurisdiction                 IRS Employer identification Number)
of incorporation or organization)

                        P O BOX 489 SIMONTON, TEXAS 77476
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip code)

                                 (281)-346-2652
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report) Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. |X| Yes | | No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check-mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                               23,872,355 COMMON SHARES

SEC Form 10-Q
The American Energy Group, LTD.                                      Page 1 of 6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended September 30, 1997 and 1996, presented with the Audited Consolidated Financial Statements for the twelve months (Fiscal Year) ended June 30, 1997. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

The Company has emerged from the development stage. It has commenced the drilling of development wells and the recompletion of existing wells on its inventory of properties acquired in previous quarters. It has not yet had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Management anticipates the future generation of a regular revenue stream now that the Company has received substantial equity funding with which to develop certain of its properties.

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

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     9/30/97                         PAGE  2 OF 6

In the initial two years in which the Company has held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $2.0 Million in acquisition, geological, seismic, and associated costs. At the time of this filing, the Company is in the planning stages for drilling of the initial exploration well on this Concession. The Company has deposited $1.65 Million in its bank account in Islamabad, Pakistan, as a reserve for estimated site preparation and drilling costs on this initial well which is expected to be commenced by April, 1998. The Company is currently evaluating geological data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. This is a significant undertaking by the Company.

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

RESULTS OF OPERATIONS

In the Quarter ended September 30, 1997, the field operations of the Company consisted of performing tasks necessary to maintain the existing leases and the drilling and completion of wells drilled in pilot developmental drilling projects. Company management was also completing the sale of an equity placement
 . Significant Information pertaining to the results of the quarter include:

REVENUES AND EARNINGS

In the Quarter ended September 30, 1997, the Company incurred a net operating loss of $10,224 as compared to a net operating loss of $90,346 in the prior fiscal year's Quarter ended September 30, 1996. The Company, with the inclusion of other (interest) income, reported net income of $11,747 in the quarter vs. a loss of $103,816 in the prior fiscal year's Quarter ended September 30, 1996.

Oil Sales of the Company in the Quarter ended September 30, 1997, were $173,367. compared to $2,670 for the Quarter ended September 30, 1996. This quarter's revenues, as another comparison, is sixty one (61%) percent of the total oil sales reported for the prior Year Ended June 30, 1997, which were $283,485. The Company's continued drilling and recompletion activities are attributed to the reason for the relative increase from the prior year's quarter and total year's oil sales.

As of September 30, 1997, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company had previously financed field maintenance operations through loans and private investment capital infusions, and has begun to produce income through the sale of oil since the beginning of the quarter. During the quarter, it incurred general and administrative

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     9/30/97                         PAGE  3 OF 6
costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

The Company does not anticipate having significant oil and gas revenues until it is able to substantially complete the development programs, if successful, in the fields that it has acquired. Revenues from current drilling and completion operations and the infusion of private investment capital have increased these revenues, but the projects have yet to be fully developed and are still far from completion.

LEGAL EXPENDITURES

During the Quarter ended September 30, 1997, the Company paid retainers of in excess of $75,000 related to litigation which it filed on July 30, 1997 against certain parties. These retainers are currently reflected on the balance sheet of the Company. In the opinion of management, these retainers are expected to be recovered upon final settlement of this litigation. With the partial settlement which has been reached with the majority of the defendants subsequent to September 30, 1997, the prospective recovery of this outlay is anticipated during the quarter ending December 31, 1997.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

With the completion of the Company's placement of equity, as of September 30, 1997, Total Assets of the Company increased to $16,274,946, reflecting an increase of $3,182,576, or 24% from the previous quarter ended June 30, 1997, at which time totaled $13,092,370. This also reflects an increase of $11,824,072, or 265% from the results reported in the Quarter Ended September 30, 1996, which totaled $4,450,874.

Net Shareholders Equity increased to $13,668,842, from $10,457,095 as of June 30, 1997. This reflects an increase of $3,211,747, or 30%, in the quarter. This is attributed to the completion of the equity financing.

Net Shareholder equity per share, on a fully diluted basis increased from $0.414 per share at June 30, 1997, to $0.474 per share as of September 30, 1997, representing an increase of $0.06, or 14.5% increase in the current quarter. This is also attributed to the completion of the equity financing.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which is believed to have been fraudulently obtained prior to the formation of The American Energy Group, Ltd. in 1994. As of the filing of this report, the Company has obtained an injunction to bar trading of the subject shares until the Court rules on their authenticity. It is estimated that between 1,000,000 and 2,500,000 shares of existing Common Stock could be affected by the outcome of this litigation. At this time, it is not anticipated that litigation costs incurred by the Company will adversely affect ongoing Company operations.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     9/30/97                         PAGE  4 OF 6

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

On November 7, 1997, the Company announced the partial settlement of the lawsuit filed by the Company on July 30, 1997, and the withdrawal of the countersuit filed against the Company's directors. The aggregate financial benefit of the partial settlement to the Company will be detailed in the Company's subsequent filings with the Securities and Exchange Commission. The Company, its directors, and the settling defendants will mutually dismiss all pending actions and cross-actions against one another. The partial settlement does not affect the Company's claims against certain remaining defendants, and the Company intends to continue the pursuit of those claims.

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the Quarter ending September 30, 1997, is provided below:

COMMON STOCK
A total of 4,013,062 shares of Common Stock were issued during the quarter, thereby increasing the total number of outstanding Common Stock to 23,872,355 shares in the following manner:

a. 3,605,562 shares of Common Stock of the Company were issued through completion of an Equity Sale. A total of 2,650,000 of these shares were reflected in the June 30, 1997, as subscriptions receivable, and have now been issued and are reflected in the total issued and outstanding Common Stock of the Company.

b. Convertible Preferred Stock in the amount of 81,500 shares was converted to Common Stock, at the election of the Preferred shareholders, in the amount of 407,500 shares.

CONVERTIBLE PREFERRED STOCK
The number of outstanding Convertible Preferred shares was reduced from 1,075,588.to 994,058 shares by conversion of 81,500 shares of Convertible Preferred into 407,500 shares Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 4,970,290 shares of Common Stock.

FULLY DILUTED COMMON STOCK

Fully diluted Common Stock, in the eventuality of 100% conversion of the outstanding Convertible Preferred shares, when combined with outstanding Common Stock, would total 28,842,645 shares.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     9/30/97                         PAGE  5 OF 6

WARRANTS

Subsequent to the Quarter ended September 30, 1997, and concurrent with the settlement and dismissal of litigation as described herein (see Item I. Legal Proceedings), the Company issued to each of the three Directors of the Company an additional 150,000 Warrants at an exercise price of $2.31. This represents a total of 450,000 additional Warrants issued. These Warrants are valid for a period of seven years, and, unless subsequently registered, are exercisable at the option of the holder into Common Stock of the Company. As of the filing of this report, none of the outstanding Warrants have been exercised.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
      Not Applicable

ITEM 5. OTHER INFORMATION
      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (A)   EXHIBITS
            The Consolidated Financial Statements dated September 30, 1997 and 1996, (unaudited) and June 30, 1997 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (B)   REPORTS ON FORM 8-K
            None
                              SIGNATURES

                                    THE AMERICAN ENERGY GROUP, LTD.

              11/12/97                                    B/J/S
                                            Bradley J. Simmons, President


              11/12/97                                    D/L/C
                                             David L. Cox, Secretary

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     9/30/97                         PAGE  6 OF 6

                                   EXHIBIT A
                TO FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30,1997

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                     SEPTEMBER 30,1997 AND 1996 (UNAUDITED)

                          AND JUNE 30, 1997 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30, 1997    JUNE 30, 1997
                                                 (UNAUDITED)        (AUDITED)
                                                 ------------      ------------
ASSETS

CURRENT ASSETS
     CASH ..................................     $  3,510,621      $  3,132,294
     RECEIVABLES ...........................           88,892            70,989
     RECEIVABLES - RELATED PARTY ...........              571             9,702
     OTHER CURRENT ASSETS ..................           85,391            63,984
                                                 ------------      ------------
     TOTAL CURRENT ASSETS ..................        3,685,475         3,276,969
                                                 ------------      ------------
OIL & GAS PROPERTIES  USING
  FULL COST ACCOUNTING
     PROPERTIES BEING AMORTIZED ............        7,388,315         5,618,847
     PROPERTIES NOT SUBJECT
       TO AMORTIZATION .....................        4,884,481         3,990,489
     ACCUMULATED AMORTIZATION ..............          (53,181)          (33,000)
                                                 ------------      ------------
       NET OIL AND GAS PROPERTIES ..........       12,219,615         9,576,336
                                                 ------------      ------------
PROPERTY AND EQUIPMENT
     DRILLING AND RELATED EQUIPMENT ........          246,494           246,494
     VEHICLES ..............................          126,146           126,146
     OFFICE EQUIPMENT ......................           23,021            23,021
     LESS: ACCUMULATED DEPRECIATION ........         (166,834)         (159,446)
                                                 ------------      ------------
     NET PROPERTY AND EQUIPMENT ............          228,827           236,215
                                                 ------------      ------------
OTHER ASSETS
     DEPOSITS AND OTHER ASSETS .............          141,029             2,850
                                                 ------------      ------------
     TOTAL OTHER ASSETS ....................          141,029             2,850
                                                 ------------      ------------
TOTAL ASSETS ...............................     $ 16,274,946      $ 13,092,370
                                                 ============      ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30, 1997    JUNE 30, 1997
                                                 (UNAUDITED)        (AUDITED)
                                                  ------------     ------------
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
     ACCOUNTS PAYABLE ........................         821,801          545,987
     ACCRUED LIABILITIES .....................         136,698          296,970
     LEASE OBLIGATIONS-CURRENT ...............           4,627            4,565
     NOTES PAYABLE-CURRENT ...................         994,482        1,123,899
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       1,957,608        1,971,421
                                                  ------------     ------------
LONG TERM LIABILITIES
     NOTES PAYABLE AND LONG TERM DEBT ........         635,991          649,737
     CAPITAL LEASE OBLIGATIONS ...............          12,505           14,117
                                                  ------------     ------------
     TOTAL LONG TERM LIABILITIES .............         648,496          663,854
                                                  ------------     ------------
     TOTAL LIABILITIES .......................       2,606,104        2,635,275
                                                  ------------     ------------
SHAREHOLDERS EQUITY
     CONVERTIBLE PREFERRED STOCK
     PAR VALUE $.001 PER SHARE
     AUTHORIZED 20,000,000 SHARES
     ISSUED AND OUTSTANDING:
     AT JUNE 30, 1997: 1,075,558 SHARES
     AT SEPT 30, 1997: 994,058 SHARES ........             994            1,076

     COMMON STOCK, PAR VALUE $.001
     PER SHARE, AUTHORIZED 80,000,000
     SHARES, ISSUED AND OUTSTANDING
     AT JUNE 30, 1997: 22,509,293 SHARES
     AT SEPT 30, 1997: 23,872,355 SHARES .....          23,872           22,509

     PAID IN EXCESS OF PAR VALUE .............      14,707,447       13,893,728

     STOCK SUBSCRIPTIONS RECEIVABLE ..........               0       (2,385,000)

     ACCUMULATED DEFICIT .....................      (1,063,471)      (1,075,218)
                                                  ------------     ------------
NET SHAREHOLDERS EQUITY ......................      13,668,842       10,457,095
                                                  ------------     ------------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY ......    $ 16,274,946     $ 13,092,370
                                                  ============     ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED         THREE MONTHS ENDED
                                               SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                   (UNAUDITED)                (UNAUDITED)
                                                    ---------                  ---------
REVENUES
    OIL & GAS SALES ..........................      $ 173,367                  $   2,670
                                                    ---------                  ---------
EXPENSES
    LEASE OPERATING AND PRODUCTION COSTS .....         42,483                      5,553
    LEGAL AND PROFESSIONAL FEES ..............         49,629                     22,988
    ADMINISTRATIVE SALARIES ..................         43,566                     34,759
    OFFICE OVERHEAD EXPENSE ..................         11,580                      6,192
    TRAVEL COSTS .............................              0                        361
    DEPRECIATION .............................          1,104                        541
    GENERAL ADMINISTRATIVE EXPENSE ...........         35,229                     22,622
                                                    ---------                  ---------
    TOTAL EXPENSE ............................        183,591                     93,016
                                                    ---------                  ---------
NET OPERATING PROFIT (LOSS) ..................        (10,224)                   (90,346)
                                                    ---------                  ---------
OTHER INCOME (EXPENSE)
    INTEREST INCOME ..........................         22,593                        877
    INTEREST EXPENSE .........................           (622)                   (14,347)
                                                    ---------                  ---------
    NET OTHER INCOME (EXPENSE) ...............         21,971                    (13,470)
                                                    ---------                  ---------
NET INCOME (LOSS) BEFORE TAX .................         11,747                   (103,816)
    FEDERAL INCOME TAX .......................              0                          0
                                                    ---------                  ---------
NET INCOME (LOSS) FOR PERIOD .................      $  11,747                  ($103,816)
                                                    =========                  =========
EARNINGS (LOSS) PER SHARE ....................      $   0.001                  ($  0.015)
                                                    =========                  =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months    Three months
                                                                              ended          ended
                                                                           September 30   September 30
                                                                               1997           1996
                                                                            -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................................         $    11,747     ($103,816)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization ...................................              27,569        13,387
  Less amount capitalized to oil & gas properties .................              (6,284)      (12,846)
  (Increase) decrease in receivables ..............................              (8,772)          760
  (Increase) decrease in deposits and other assets ................            (138,179)         (665)
  (Increase) decrease in other current assets .....................             (21,407)         --
  Increase (decrease) in accounts payable .........................             275,814       (30,822)
  Increase (decrease) in accrued liabilities and
    other current liabilities .....................................               9,679         2,073
                                                                            -----------     ---------
     Cash Provided by (Used in) Operating Activities ..............             150,167      (131,929)
                                                                            -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties .........................          (2,382,969)     (291,006)
  Expenditures for other property and equipment ...................                --          (8,904)
                                                                            -----------     ---------
     Cash Provided By (Used in) Investing Activities ..............          (2,382,969)     (299,910)
                                                                            -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities .........................................                --            --
  Proceeds from the issuance of common stock ......................           2,652,650       475,000
  Proceeds from the issuance of convertible
    voting preferred stock ........................................                --            --
  Payments on notes payable and long-term liabilities .............             (41,521)     (311,185)
                                                                            -----------     ---------
     Cash Provided By (Used in) Financing Activities ..............           2,611,129       163,815
                                                                            -----------     ---------
NET INCREASE (DECREASE) IN CASH ...................................             378,327      (268,024)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .....................           3,132,294       424,698
                                                                            -----------     ---------
CASH AND CASH EQUIVALENTS END OF PERIOD ...........................         $ 3,510,621     $ 156,674
                                                                            ===========     =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JUNE 30, 1996 THROUGH SEPTEMBER 30, 1997

                                                                              Convertible Voting
                                                    Common Stock               Preferred Stock          Capital in
                                                   ---------------------    ----------------------      Excess of      Accumulated
                                                     Shares      Amount       Shares       Amount        Par Value        Deficit
                                                   ----------    -------    ----------     -------     ------------     -----------
Balance, June 30, 1996 ........................    12,584,627    $12,584     1,075,558     $ 1,076     $  4,734,829     ($  918,555)
                                                   ----------    -------    ----------     -------     ------------     -----------
Common stock issued for cash
  contributions at $.95 per share .............     7,274,666       7275          --          --          6,922,635            --

Common stock subscriptions
   at $.90 per share ..........................     2,650,000       2650          --          --          2,382,350            --

Offering costs related to sales of
  common stock ................................          --         --            --          --           (146,086)

Net (loss ) for the year
  ended June 30, 1997 .........................          --         --            --          --               --          (156,663)
                                                   ----------    -------    ----------     -------     ------------     -----------
Balance,  June 30, 1997 .......................    22,509,293     22,509     1,075,558       1,076       13,893,728      (1,075,218)
                                                   ----------    -------    ----------     -------     ------------     -----------

Common stock issued for cash
  contributions at $1.00 per share ............       550,000        550          --          --            549,450            --

Common stock issued upon
  completion of private placement .............       405,562

Conversion of preferred shares ................       407,500        813       (81,500)        (82)         264,269

Net income for the quarter
  ended September 30, 1997 ....................          --         --            --          --               --            11,747
                                                   ----------    -------    ----------     -------     ------------     -----------
Balance,  June 30, 1997 .......................    23,872,355    $23,872       994,058     $   994     $ 14,707,447     ($1,063,471)
                                                   ==========    =======    ==========     =======     ============     ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

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

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

During the year ended June 30, 1997, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through September 30, 1997

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE (CONTINUED)

The recovery of assets and continuation of future operations were previously dependent upon the Companies ability to obtain additional debt or equity financing and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates the realization of more significant revenues from oil and gas production in the near future.

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1997 was $31,028 . No interest was capitalized in the quarter ended September 30, 1997. In addition, depreciation capitalized during the year ended June 30, 1997 totaled $51,303. Depreciation capitalized during the quarter ended September 30, 1997 totaled $6,284. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1997, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $33,000 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1997 and $20,181 for the quarter ended September 30, 1997 on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997


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

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended September 30; 1997, the Companies incurred total depreciation expense of $7,388 of which $6,284 was capitalized as costs of oil and gas properties.

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

h. CERTIFICATES OF DEPOSIT
As of September 30, 1997, the Companies held three certificates of deposit totaling $300,000 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at September 30, 1997. In prior periods, certificates of deposit of corresponding amounts had been pledged as collateral on notes payable. .

NOTE 2 - OIL AND GAS PROPERTIES

At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997

leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development.

NOTE 3 - NOTE PAYABLE - RELATED PARTY

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

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1997 and September 30, 1997:

                                                    September 30     June 30
                                                        1997           1997
                                                     -----------    -----------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter
until paid in full; secured by certain oil and gas
property and equipment ...........................   $   885,000    $   915,000

Notes payable bearing no interest; due in monthly
installments of $64,834; secured by joint venture
interests in certain oil and gas properties ......       267,437        389,000

8.5% note payable to a financial institution due
in monthly installments of $950 for 36 months;
secured by two vehicles ..........................        26,300         28,520

10% notes payable, due on demand, unsecured ......       190,000        190,000

7% notes payable, due September 15, 1995, secured
by working interest in oil and gas properties ....       443,250        443,250

Total notes payable and long-term debt ...........   $ 1,811,987    $ 1,965,770
                                                     -----------    -----------
Less: Unamortized discount .......................      (169,009)      (192,134)
                                                     -----------    -----------
Net notes payable and long-term debt .............     1,642,978      1,773,636

Less: Current portion of notes payable
and long-term debt ...............................      (994,482)    (1,123,899)
                                                     -----------    -----------
Long-Term Liabilities ............................   $   648,496    $   649,737
                                                     ===========    ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997


NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $643.The following are the scheduled annual payments on these capital leases:

         Quarter ending September 30, 1997

         1998  $ 6,161
         1999  $ 7,711
         2000  $ 6,815
         2001  $ 2,741
         2002  $ 1,387
               -------
               $24,815

                 Total minimum lease commitments ....................  $ 24,815
                 Less: Executory costs (such as taxes and insurance)
                          included in capital lease payments ........    (2,225)
                                                                       --------
                 Net minimum lease payments .........................    22,590
                 Less: Amount representing interest .................    (5,458)
                                                                       --------
                 Total Capital Lease Obligations ....................    17,132
                 Current Portion ....................................    (4,627)
                                                                       --------
                 Long Term Portion ..................................  $ 12,505
                                                                       ========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

During the quarter ended September 30, 1997, a total of 81,500 shares of the Company's Convertible Preferred shares were converted into 407,500 shares of Common Stock.

NOTE 7- COMMON STOCK

During the quarter ended September 30, 1997, a total of 3,605,562 shares of Common Stock of the Company were issued through completion of an Equity Sale. A total of 2,650,000 of these shares were reflected in the June 30, 1997, as subscriptions receivable, and have now been issued and are reflected in the total issued and outstanding Common Stock of the Company.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND JUNE 30, 1997

NOTE 8- COMMON STOCK WARRANTS

Subsequent to the Quarter ended September 30, 1997, and concurrent with the settlement and dismissal of litigation as described herein, the Company issued to each of the three Directors of the Company an additional 150,000 Warrants at an exercise price of $2.31. This represents a total of 450,000 additional Warrants issued. These Warrants are valid for a period of seven years, and, unless subsequently registered, are exercisable into Rule 144 Common Stock of the Company. As of the filing of this report, none of the outstanding Warrants have been exercised.

NOTE 9 -  INCOME TAXES

Through June 30, 1997, the Companies have sustained net operating loss carryforward totaling approximately $1,075,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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