Form 10-Q
period 1997-12-31
AMERICAN ENERGY GROUP LTD
filed 1998-01-28
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _____________ to ___________________

                        Commission File Number: 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

         NEVADA                                       87-0448843
(state or other jurisdiction of                     (IRS Employer
 incorporation or organization)                 identification Number)

                     P O BOX 489 SIMONTON, TEXAS         77476
              (Address of principal executive offices) (Zip code)

                                 (281)-346-2652
              (Registrant's telephone number, including area code)

        ________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. |X| Yes |_| No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

                            27,862,741 COMMON SHARES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended December 31, 1997 and 1996, presented with the Audited Consolidated Financial Statements for the twelve months (Fiscal Year) ended June 30, 1997. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

The Company has emerged from the development stage. It has engaged in the drilling of development wells and the recompletion of existing wells on its inventory of properties acquired in previous quarters. It has not yet had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Management anticipates an increasing revenue stream from the properties as further development funded through substantial equity investment received by the Company continues.

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

RESULTS OF OPERATIONS

In the Quarter ended December 31, 1997, the field operations of the Company consisted of performing tasks necessary to maintain the existing leases and the drilling and completion of wells drilled in pilot developmental drilling projects. Significant Information pertaining to the results of the Quarter include:

REVENUES AND EARNINGS

In the Quarter ended December 31, 1997, the Company incurred a net operating profit of $10,614, with oil & gas sales of $210,385 as compared to a net operating loss of $47,834 on oil &gas sales of $48,384 in the prior fiscal year's Quarter ended December 31, 1996. This reflects in excess of a four fold increase in oil & gas sales in the comparison with the prior year's Quarter ending December 31st. This Quarter's revenues, as another comparison, is seventy four (74%) percent of the total oil sales reported for the prior Year Ended June 30, 1997, which were $283,485. The Company's ongoing drilling and recompletion activities which have resulted in productive wells are attributed to the relative increase from the prior year's Quarter and total year's oil sales.

The Company, with the inclusion of other income, including interest, writedown on other investments, and debt forgiveness, reported net income of $73,055 in the Quarter ended December 31, 1997 versus.a loss of $74,934 in the prior fiscal year's Quarter ended December 31, 1996.

As of December 31, 1997, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company had previously financed field maintenance operations through loans and private investment capital infusions, but has begun to produce income through the sale of oil since the beginning of the new fiscal year. During the Quarter, it incurred general and administrative costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

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

LEGAL EXPENDITURES AND LITIGATION

During the six months ended December 31, 1997, the Company paid retainers in excess of $75,000 related to litigation instituted by the Company on July 30, 1997 against certain parties. These retainers are currently reflected on the balance sheet of the Company. In the opinion of management, these retainers are expected to be recovered upon final resolution of this litigation. Partial settlements have been reached with the majority of the defendants and additional settlements are anticipated.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

Total Assets of the Company increased to $18,985,838, reflecting an increase of $5,893,468, or forty five (45%) percent in six months from the fiscal year ended June 30, 1997, at which time totaled $13,092,370.

Net Shareholders Equity increased to $17,441,570 as of December 31, 1997, from $10,457,095 as of June 30, 1997. This reflects an increase of $3,772,728, or twenty seven (27%) percent in the Quarter and an increase of $6,984,475, or sixty seven (67%) percent in the first six months of the fiscal year. This is attributed to a combination of the completion of equity financing and the exercise of certain of the Company's warrants.

Net Shareholder Equity Per Share, on a fully diluted basis, has increased from $0.414 per share at June 30, 1997, to $0.474 per share at September 30, 1997, to $0.569 per share as of December 31, 1997 representing an increase of $0.095 per share, or twenty (20%) percent increase in the current Quarter and an increase of thirty seven (37%) percent in the six months ending December 31, 1997. This is also attributed to the completion of the equity financing and Warrants exercise.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 30,1997, the Company filed a lawsuit in U.S. District Court for the Southern District of Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company believed to have been fraudulently obtained prior to the formation of The American Energy Group, Ltd. in 1994. On November 7, 1997, the Company announced a partial settlement of the lawsuit filed by the Company on July 30, 1997, and the withdrawal of the countersuit by one of the defendants against the Company's directors. The aggregate financial benefit of the partial settlement to the Company will be detailed in the Company's future filings with the Securities and Exchange Commission. The Company, its directors, and the settling defendants have mutually dismissed all pending actions and cross-actions against one another. The partial settlement does not affect the Company's claims against certain remaining defendants, and the Company intends to continue the pursuit of those claims.

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the Quarter ending December 31, 1997, is provided below:


COMMON STOCK

The net amount of 3,990,386 shares of Common Stock were issued during the Quarter, thereby increasing the total number of outstanding Common Stock to 27,862,741 shares in the following manner:

a. 2,110,000 shares of Common Stock of the Company were issued in conjunction with the exercise of Warrants held by shareholders at an exercise price of $1.50 per share.

b. 2,159,085 shares of Common Stock of the Company were issued through the conversion of 431,817 shares of outstanding Convertible Preferred Stock at the election of the Preferred shareholders.

c. 150,000 shares were issued in conjunction with the acquisition of producing oil and gas property

d. 10,000 shares were issued for services rendered to the Company.

e. 565,833 shares were cancelled during the Quarter.

f. 127,134 shares were issued in conjunction with the conversion of debt.

CONVERTIBLE PREFERRED STOCK

The number of outstanding Convertible Preferred shares was reduced from 994,058 to 562,241 shares by conversion of 431,817 shares of Convertible Preferred into 2,159,085 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 2,811,205 shares of Common Stock.

FULLY DILUTED COMMON STOCK

The Common Stock, in the eventuality of 100% conversion of the outstanding Convertible Preferred shares would total 30,673,946 shares. This figure is commonly referred to as the "fully diluted" Common Stock.

WARRANTS

In the Quarter ending December 31, 1997, the Company issued to each of the three Directors of the Company an additional 150,000 Warrants at an exercise price of $2.31. This represents a total of 450,000 additional Warrants issued. These Warrants are valid for a period of seven years, and are exercisable at the option of the holder into Common Stock of the Company.

In the Quarter ending December 31, 1997, a total of 2,110,000 Warrants were exercised at an exercise price of $1.50 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
      Not Applicable

ITEM 5. OTHER INFORMATION
      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (a)   EXHIBITS
            The Consolidated Financial Statements dated December 31, 1997 and 1996, (unaudited) and June 30, 1997 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   REPORTS ON FORM 8-K
            A Form 8-K , as filed by the Company on December 16, 1997, is appended hereto and expressly made a part hereof as Exhibit B.

                                   SIGNATURES

                                            THE AMERICAN ENERGY GROUP, LTD.

              1/27/98                                     B/J/S
                                            Bradley J. Simmons, President

              1/27/98                                     D/L/C
                                            David L. Cox, Secretary

                                    EXHIBIT A

                 TO FORM 10-Q FOR PERIOD ENDED DECEMBER 31, 1997




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                     DECEMBER 31, 1997 AND 1996 (UNAUDITED)

                           AND JUNE 30, 1997 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997    JUNE 30, 1997
                                            (UNAUDITED)          (AUDITED)
                                           ------------        ------------
ASSETS

CURRENT ASSETS
     CASH .............................    $  5,184,082        $  3,132,294
     RECEIVABLES ......................          88,892              70,989
     RECEIVABLES - RELATED PARTY ......               0               9,702
     OTHER CURRENT ASSETS .............         113,991              63,984
                                           ------------        ------------
     TOTAL CURRENT ASSETS .............       5,386,965           3,276,969
                                           ------------        ------------
OIL & GAS PROPERTIES  USING
  FULL COST ACCOUNTING
     PROPERTIES BEING AMORTIZED .......       8,203,915           5,618,847
     PROPERTIES NOT SUBJECT
       TO AMORTIZATION ................       5,145,208           3,990,489
     ACCUMULATED AMORTIZATION .........         (73,363)            (33,000)
                                           ------------        ------------
       NET OIL AND GAS PROPERTIES .....      13,275,760           9,576,336
                                           ------------        ------------
PROPERTY AND EQUIPMENT
     DRILLING AND RELATED EQUIPMENT ...         246,494             246,494
     VEHICLES .........................         126,146             126,146
     OFFICE EQUIPMENT .................          25,845              23,021
     LESS: ACCUMULATED DEPRECIATION ...        (174,222)           (159,446)
                                           ------------        ------------
     NET PROPERTY AND EQUIPMENT .......         224,263             236,215
                                           ------------        ------------
OTHER ASSETS
     DEPOSITS AND OTHER ASSETS ........          98,850               2,850
                                           ------------        ------------
     TOTAL OTHER ASSETS ...............          98,850               2,850
                                           ------------        ------------
TOTAL ASSETS ..........................    $ 18,985,838        $ 13,092,370
                                           ============        ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1997    JUNE 30, 1997
                                            (UNAUDITED)          (AUDITED)
                                            ------------       ------------

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE ....................       544,048            545,987
     ACCRUED LIABILITIES .................        15,167            296,970
     LEASE OBLIGATIONS-CURRENT ...........         4,825              4,565
     NOTES PAYABLE-CURRENT ...............       372,549          1,123,899
                                            ------------       ------------

     TOTAL CURRENT LIABILITIES ...........       936,589          1,971,421
                                            ------------       ------------

LONG TERM LIABILITIES
     NOTES PAYABLE AND LONG TERM DEBT ....       596,741            649,737
     CAPITAL LEASE OBLIGATIONS ...........        10,938             14,117
                                            ------------       ------------

     TOTAL LONG TERM LIABILITIES .........       607,679            663,854
                                            ------------       ------------

     TOTAL LIABILITIES ...................     1,544,268          2,635,275
                                            ------------       ------------

SHAREHOLDERS EQUITY
     CONVERTIBLE PREFERRED STOCK
     PAR VALUE $.001 PER SHARE
     AUTHORIZED 20,000,000 SHARES
     ISSUED AND OUTSTANDING:
     AT JUNE 30, 1997: 1,075,558 SHARES
     AT DEC. 31, 1997: 562,241 SHARES ....           562              1,076

     COMMON STOCK, PAR VALUE $.001
     PER SHARE, AUTHORIZED 80,000,000
     SHARES, ISSUED AND OUTSTANDING
     AT JUNE 30, 1997: 22,509,293 SHARES
     AT DEC. 31, 1997: 27,862,741 SHARES .        27,862             22,509

     PAID IN EXCESS OF PAR VALUE .........    18,403,562         13,893,728

     STOCK SUBSCRIPTIONS RECEIVABLE ......             0         (2,385,000)

     ACCUMULATED DEFICIT .................      (990,416)        (1,075,218)
                                            ------------       ------------

NET SHAREHOLDERS EQUITY ..................    17,441,570         10,457,095
                                            ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS
EQUITY ...................................  $ 18,985,838       $ 13,092,370
                                            ============       ============
                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                         Six Months Ended
                                                                     December 31                              December 31

                                                               1997                1996                 1997                 1996
                                                            ---------            --------            ---------            ---------
REVENUES
   OIL & GAS SALES ..............................           $ 210,385            $ 48,384            $ 383,752            $  51,054
                                                            ---------            --------            ---------            ---------
EXPENSES
   LEASE OPERATING COSTS ........................              66,159              14,864              108,642               20,417
   LEGAL AND PROFESSIONAL FEES ..................              55,694              39,790              105,323               62,778
   ADMINISTRATIVE SALARIES ......................              22,050              16,210               65,616               50,969
   OFFICE OVERHEAD EXPENSE ......................               7,380               5,661               18,960               11,853
   FRANCHISE TAXES ..............................              16,041                   0               16,041                    0
   TRAVEL COSTS .................................                   0               2,252                    0                2,613
   DEPRECIATION .................................               1,104                 541                2,208                1,082
   GENERAL ADMINISTRATIVE EXPENSE ...............              31,343              16,900               66,572               39,522
                                                            ---------            --------            ---------            ---------
   TOTAL EXPENSE ................................             199,771              96,218              383,362              189,234
                                                            ---------            --------            ---------            ---------
NET OPERATING PROFIT (LOSS) .....................              10,614             (47,834)                 390             (138,180)
                                                            ---------            --------            ---------            ---------
OTHER INCOME (EXPENSE)
   INTEREST INCOME ..............................              13,732               1,650               36,325                2,527
   INTEREST EXPENSE .............................                (625)            (28,750)              (1,247)             (43,097)
   UNREALIZED LOSS ON INVESTMENT ................             (37,947)                  0              (37,947)                   0
   DEBT FORGIVENESS .............................              87,281                   0               87,281                    0
                                                            ---------            --------            ---------            ---------
   NET OTHER INCOME (EXPENSE) ...................              62,441             (27,100)              84,412              (40,570)
                                                            ---------            --------            ---------            ---------
NET INCOME (LOSS) BEFORE TAX ....................              73,055             (74,934)              84,802             (178,750)

   FEDERAL INCOME TAX ...........................                   0                   0                    0                    0

NET INCOME (LOSS) FOR PERIOD ....................           $  73,055            ($74,934)           $  84,802            ($178,750)
                                                            =========            ========            =========            =========
EARNINGS (LOSS) PER SHARE .......................           $   0.003            ($ 0.009)           $   0.003            ($  0.024)
                                                            =========            ========            =========            =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six months       Six months
                                                             ended            ended
                                                           December 31      December 31
                                                              1997             1996
                                                           -----------       -----------
Cash Flows from Operating Activities:

 Net income (loss) .................................      $    84,802       ($  178,750)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization .....................           55,139            26,773
  Less amount capitalized to oil & gas properties ...          (13,672)          (25,692)
  (Increase) decrease in receivables ................           (8,201)          (35,721)
  (Increase) decrease in deposits and other assets ..          (96,000)          (14,683)
  (Increase) decrease in other current assets .......          (50,007)            1,820
  Increase (decrease) in accounts payable ...........           (1,939)           44,307
  Increase (decrease) in accrued liabilities and
    other current liabilities .......................         (281,803)          100,264
                                                           -----------       -----------
     Cash Provided by (Used in) Operating Activities          (311,681)          (81,682)
                                                           -----------       -----------
Cash Flows from Investing Activities:

  Expenditures for oil and gas properties ...........       (3,894,253)       (1,390,586)
  Expenditures for other property and equipment .....           (2,824)             (744)
                                                           -----------       -----------
     Cash Provided By (Used in) Investing Activities        (3,897,077)       (1,391,330)
                                                           -----------       -----------
Cash Flows from Financing Activities:

  Proceeds from notes payable and
    long-term liabilities ...........................             --             114,550
  Proceeds from the issuance of common stock ........        6,365,000         1,375,000
  Proceeds from the issuance of convertible
    voting preferred stock ..........................             --                --
  Payments on notes payable and long-term liabilities         (104,454)         (377,200)
                                                           -----------       -----------
     Cash Provided By (Used in) Financing Activities         6,260,546         1,112,350
                                                           -----------       -----------
Net Increase (Decrease) in Cash .....................        2,051,788          (360,662)

Cash and Cash Equivalents Beginning of Period .......        3,132,294           424,698
                                                           -----------       -----------
Cash and Cash Equivalents end of Period .............      $ 5,184,082       $    64,036
                                                           ===========       ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JUNE 30, 1996 THROUGH DECEMBER 31, 1997

                                                                           Convertible Voting         Capital in
                                               Common Stock                  Preferred Stock          Excess of         Accumulated
                                          Shares           Amount         Shares          Amount      Par Value           Deficit
                                        -----------       --------      ----------       -------      ------------      -----------
Balance, June 30, 1996 ...........       12,584,627       $ 12,584       1,075,558       $ 1,076      $  4,734,829      ($  918,555)
                                        -----------       --------      ----------       -------      ------------      -----------
Common stock issued for cash
  contributions at $.95 per share         7,274,666          7,275            --            --           6,922,635             --

Common stock subscriptions
   at $.90 per share .............        2,650,000          2,650            --            --           2,382,350             --

Offering costs related to sales of
  common stock ...................             --             --              --            --            (146,086)

Net (loss ) for the year
  ended June 30, 1997 ............             --             --              --            --                --           (156,663)
                                        -----------       --------      ----------       -------      ------------      -----------
Balance, June 30, 1997 ...........       22,509,293         22,509       1,075,558         1,076        13,893,728       (1,075,218)
                                        -----------       --------      ----------       -------      ------------      -----------

Common stock issued for cash
  contributions at $1.00 per share          550,000            550            --            --             549,450             --

Common stock issued upon
  completion of private placement           405,562

Conversion of preferred shares ...          407,500            813         (81,500)          (82)          264,269

Net income for the quarter
  ended September 30, 1997 .......             --             --              --            --                --             11,747
                                        -----------       --------      ----------       -------      ------------      -----------
Balance, September 30, 1997 ......       23,872,355       $ 23,872         994,058       $   994      $ 14,707,447      ($1,063,471
                                        ===========       ========      ==========       =======      ============      ===========

Conversion of preferred shares ...        2,159,085          2,159        (431,817)         (432)            1,727

Common stock issued for Warrant
  exercise at $1.50 per share ....        2,110,000          2,110            --            --           3,162,890             --

Common stock issued in
acquisition of oil property ......          150,000            150            --            --             224,850             --

Common stock issued for services
rendered to the Company ..........           10,000             10            --            --              14,990             --

Common stock cancelled ...........         (565,833)          (566)           --            --                 566             --

Common stock isued in conjunction
with debt conversion .............          127,134            127            --            --             292,280             --

Net income for the quarter
ended December 31, 1997 ..........             --             --              --            --                --             73,055
                                        -----------       --------      ----------       -------      ------------      -----------
Balance, December 31, 1997 .......       27,862,741       $ 27,862         562,241       $   562      $ 18,404,760      ($  990,416)
                                        ===========       ========      ==========       =======      ============      ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND JUNE 30, 1997

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

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

During the year ended June 30, 1997, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through December 31, 1997

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND JUNE 30, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1997 was $31,028 . No interest was capitalized in the quarter ended December 31, 1997. In addition, depreciation capitalized during the year ended June 30, 1997 totaled $51,303. Depreciation capitalized during the quarter ended December 31, 1997 totaled $6,284. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1997, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $33,000 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1997 and $20,181 for the quarter ended December 31, 1997 on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND JUNE 30, 1997

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

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended December 31; 1997, the Companies incurred total depreciation expense of $7,388 of which $6,284 was capitalized as costs of oil and gas properties.

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

h. CERTIFICATES OF DEPOSIT

As of December 31, 1997, the Companies held three certificates of deposit totaling $300,000 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at December 31, 1997. In prior periods, certificates of deposit of corresponding amounts had been pledged as collateral on notes payable. .

NOTE 2 - OIL AND GAS PROPERTIES

At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND JUNE 30, 1997

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

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1997 and December 31, 1997:

                                                    December  31      June 30
                                                        1997            1997
                                                    -----------     -----------
Note payable bearing no interest; payable
 $175,000 the first year and $250,000
 annually thereafter until paid in full;
 secured by certain oil and gas property
 and equipment .................................    $   855,706     $   915,000

Notes payable bearing no interest; due
 in monthly installments of $64,834;
 secured by joint venture interests
 in certain oil and gas properties .............          --0--         389,000

8.5% note payable to a financial institution due
 in monthly installments of $950 for 36 months;
 secured by two vehicles .......................         23,984          28,520

10% notes payable, due on demand, unsecured ....          --0--         190,000

7% notes payable, due September 15, 1995,
 secured by working interest in oil and
 gas properties ................................        242,859         443,250

Total notes payable and long-term debt .........    $ 1,122,549     $ 1,965,770
                                                    -----------     -----------
Less: Unamortized discount .....................       (153,259)       (192,134)
                                                    -----------     -----------
Net notes payable and long-term debt ...........        969,290       1,773,636
Less: Current portion of notes payable
 and long-term debt ............................       (372,549)     (1,123,899)
                                                    -----------     -----------
Long-Term Liabilities ..........................    $   596,741     $   649,737
                                                    ===========     ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND JUNE 30, 1997

NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $643.The following are the scheduled annual payments on these capital leases:

         Year ending June 30, 1997

         1998   $4,232
         1999   $7,711
         2000   $6,815
         2001   $2,741
         2002   $1,387
               -------
               $22,886

         Total minimum lease commitments                      $  22,886
         Less: Executory costs (such as taxes and insurance)
               included in capital lease payments                (2,108)
                                                              ---------
         Net minimum lease payments                              20,778
         Less: Amount representing interest                     ( 5,015)
                                                              ---------
         Total Capital Lease Obligations                         15,763
         Current Portion                                         (4,825)
                                                              ---------
         Long Term Portion                                    $  10,938
                                                              =========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

During the quarter ended December 31, 1997, a total of 431,817 shares of the Company's Convertible Preferred shares were converted into 2,159,085 shares of Common Stock.

NOTE 7- COMMON STOCK

During the quarter ended December 31, 1997, a net total of 3,990,386 shares of Common Stock of the Company were issued through a combination of equity sale through Warrant exercise, conversion of Convertible Preferred shares, debt conversion, stock cancellation, and acquisition of oil & gas properties.
(See Consolidated statement of Stockholders Equity)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND JUNE 30, 1997

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

A total of 2,110,000 shares of Common Stock of the Company were issued in conjunction with the exercise of Warrants held by shareholders at an exercise price of $1.50 per share.

NOTE 9 -  INCOME TAXES

Through December 31, 1997, the Companies have sustained net operating loss carryforward totaling approximately $990,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As discussed in Note 5, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. Although these notes are secured by a financial guarantee bond, there is no assurance that the bond can be enforced. The Companies have begun to settle these obligations, along with the related accrued interest. The ultimate effect on the Companies and outcome of the satisfaction of this obligation cannot be determined.

The Company leases office space in Simonton, Texas from the President and director of the Company at a monthly cost of $500 plus utilities. This is a month to month lease and can be terminated by either party with 30 days notice.

                                    EXHIBIT B

                 TO FORM 10-Q FOR PERIOD ENDED DECEMBER 31, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Date of Report (Date of earliest event reported) DECEMBER 16, 1997

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
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (281) 346-2652

          ____________________________________________________________
         (Former name or former address, if changed since last report.)

                                    FORM 8-K

                         THE AMERICAN ENERGY GROUP, LTD.

ITEM 1.  CHANGES IN CONTROL OF REGISTRANT.

         Not Applicable.

ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS

         Not Applicable.

ITEM 3.  BANKRUPTCY OR RECEIVERSHIP.

         Not applicable

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT:

         Not Applicable.

ITEM 5.  OTHER EVENTS.

         A total of 2,110,000 Warrants have been exercised at an exercise price of $1.50 per share, generating $3,165,000 in additional investment into the Company. These Warrants were held by various overseas shareholders in conjunction with the Company's sale of Common stock to such persons as reported in previous filings with the Securities and Exchange Commission. The Common Stock has been issued pursuant to Regulation S restrictions upon ownership and transefability. The funds will be primarily allocated to further development of the Company's domestic and Pakistan oil and gas projects.

ITEM 6. RESIGNATIONS OF REGISTRANTS DIRECTORS.

         Not Applicable.

ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

         Not Applicable

                 The American Energy Group, Ltd. Form 8-K Page 2

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

                                             THE AMERICAN ENERGY GROUP, LTD.
                                                       (Registrant)

Date: DECEMBER 16, 1997                      BY:              B/J/S
                                                   Bradley J. Simmons, President

                 The American Energy Group, Ltd. Form 8-K Page 3