Form 10-Q
period 1998-03-31
AMERICAN ENERGY GROUP LTD
filed 1998-05-15
CIK 843212

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended              MARCH 31, 1998
                              -------------------------------------------


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                    to

Commission File Number:              0-26402

                           THE AMERICAN ENERGY GROUP, LTD.
               (Exact name of registrant as specified in its charter)

NEVADA                                                       87-0448843
--------------------------------------------------------------------------------
(state or other jurisdiction of                             IRS Employer
incorporation or organization)                         identification Number)

        P O BOX 489 SIMONTON, TEXAS                       77476
 -------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

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

                               28,288,921 COMMON SHARES

SEC Form 10-Q
The American Energy Group, LTD.                                      Page 1 of 6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended March 31, 1998 and 1997, presented with the Audited Consolidated Financial Statements for the twelve months (Fiscal Year) ended June 30, 1997. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

The Company has emerged from the development stage. It has engaged in the drilling of development wells and the recompletion of existing wells on its inventory of properties acquired in previous quarters. It has not yet had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Management anticipates an increasing revenue stream from the properties as further development funded through substantial equity investment received by the Company continues. Because the Company's properties are predominantly oil (as opposed to natural gas) related, the fluctuation in oil prices will continue to have a significant impact on the Company's prospective revenues and revenue stream from oil sales.

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

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/98           PAGE  2 OF 6

In the initial three years in which the Company has held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $2.0 Million in acquisition, geological, seismic, and associated costs. At the time of this filing, the Company is drilling an initial exploration well on this Concession. The Company deposited $1.65 Million in its bank account in Islamabad, Pakistan, as a reserve for estimated site preparation and drilling costs on this well. Drilling operations commenced on March 15, 1998. The Company has conducted evaluation of geological and geophysical data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. As of the time of this filing, the drilling and evaluation operations are still underway. This is a significant undertaking by the Company.

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

RESULTS OF OPERATIONS

In the Quarter ended March 31, 1998, the field operations of the Company consisted of performing tasks necessary to maintain the existing leases and the drilling and completion of wells drilled in pilot developmental drilling projects. Significant Information pertaining to the results of the Quarter include:

REVENUES AND EARNINGS

In the Quarter ended March 31, 1998, the Company incurred a net operating loss of $120,903, with oil & gas sales of $98,784 as compared to a net operating income of $11,295 on oil & gas sales of $97,636 in the prior fiscal year's Quarter ended March 31, 1997. This reflects a slight increase (1%) in oil & gas sales in comparison with the prior year's Quarter ending March 31, despite a significant reduction in the weighted average price per barrel of oil sales in the comparative quarters. The average price per barrel of oil sold by the Company in the quarter ending March 31, 1997 was $21.65, as compared to $14.05 in the current quarter ending March 31, 1998, reflecting a reduction in oil price per barrel of in excess of thirty five (35%) percent. The Company's ongoing drilling and recompletion activities which have resulted in productive wells are attributed to the relative increase from the prior year's Quarter and total year's oil sales.

The Company, with the inclusion of other income, including interest, writedown on other investments, and debt forgiveness, reported net loss of $66,048 in the Quarter ended March 31, 1998 versus a income of $3,095 in the prior fiscal year's Quarter ended March 31, 1997.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/98           PAGE  3 OF 6

As of March 31, 1998, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company had previously financed field maintenance operations through loans and private investment capital infusions, but has begun to produce income through the sale of oil since the beginning of the new fiscal year. During the Quarter, it incurred general and administrative costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

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

LEGAL EXPENDITURES AND LITIGATION

During the nine months ended March 31, 1998, the Company paid retainers in excess of $75,000 related to litigation instituted by the Company on July 30, 1997 against certain parties. These retainers are currently reflected on the balance sheet of the Company. In the opinion of management, these retainers are expected to be recovered upon final resolution of this litigation. Partial settlements have been reached with the majority of the defendants and additional settlements are anticipated.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

Total Assets of the Company increased to $19,423,122, reflecting an increase of $6,330,752, or forty eight (48%) percent in nine months from the fiscal year ended June 30, 1997, at which time totaled $13,092,370.

Net Shareholders Equity increased to $17,975,372 as of March 31, 1998, from $10,457,095 as of June 30, 1997. This reflects an increase of $533,802, or three (3%) percent in the Quarter and an increase of $7,518,277, or seventy two (72%) percent in the first nine months of the fiscal year. This is attributed to a combination of the completion of equity financing and the exercise of certain of the Company's warrants.

Net Shareholder Equity Per Share, on a fully diluted basis, has increased from $0.414 per share at June 30, 1997, to $0.474 per share at September 30, 1997, to $0.569 per share as of December 31, 1997, to $0.578 per share as of March 31, 1998, representing an increase of $0.009 per share, or one and one half (1.5%) percent increase in the current Quarter and an increase of forty (40%) percent in the nine months ending March 31, 1998. This is also attributed to the completion of the equity financing and Warrants exercise.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/98           PAGE  4 OF 6

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

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the Quarter ending March 31, 1998, is provided below:

COMMON STOCK

The net amount of 426,180 shares of Common Stock were issued during the Quarter, thereby increasing the total number of outstanding Common Stock to 28,288,921 shares in the following manner:

a. 400,000 shares of Common Stock of the Company were issued in conjunction with the exercise of Warrants held by shareholders at an exercise price of $1.50 per share.

b. 26,180 shares of Common Stock of the Company were issued through the conversion of 5,236 shares of outstanding Convertible Preferred Stock at the election of the Preferred shareholders.

CONVERTIBLE PREFERRED STOCK

The number of outstanding Convertible Preferred shares was reduced from 562,241 to 557,005 shares by conversion of 5,236 shares of Convertible Preferred into 26,180 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 2,785,025 shares of Common Stock.

FULLY DILUTED COMMON STOCK

The Common Stock, in the eventuality of 100% conversion of the outstanding Convertible Preferred shares would total 31,073,946 shares. This figure is commonly referred to as the "fully diluted" Common Stock.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.     3/31/98           PAGE  5 OF 6

WARRANTS

In the Quarter ending March 31, 1998, the Company issued additional Warrants to an independent consultant as a component of an incentive package. A total of 75,000 Warrants were issued. Of this total, 50,000 Warrants are exercisable at $2.00 per share and 25,000 Warrants are exercisable at $4.00 per share. The term of the Warrants is for one year.

In the Quarter ending March 31, 1998, a total of 400,000 Warrants were exercised at an exercise price of $1.50 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

      Not Applicable

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (a)   EXHIBITS

            The Consolidated Financial Statements dated March 31, 1998 and 1997, (unaudited) and June 30, 1997 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   REPORTS ON FORM 8-K

            None

                              SIGNATURES

                                    THE AMERICAN ENERGY GROUP, LTD.

              5/15/98                       /s/           B/J/S
                                            Bradley J. Simmons, President

              5/15/98                       /s/           D/L/C
                                            David L. Cox, Secretary

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.

SEC FORM 10-Q

THE AMERICAN ENERGY GROUP, LTD.     3/31/98           PAGE  6 OF 6

                                    EXHIBIT A

                  TO FORM 10-Q FOR PERIOD ENDED MARCH 31, 1998

               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                      MARCH 31, 1998 AND 1997 (UNAUDITED)

                           AND JUNE 30, 1997 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDARIES
                          CONSOLIDATED BALANCE SHEETS

                                                MARCH 31, 1998     JUNE 30, 1997
                                                   (UNAUDITED)        (AUDITED)
                                                 ------------      ------------
ASSETS

CURRENT ASSETS

     CASH ..................................     $  4,177,353      $  3,132,294
     RECEIVABLES ...........................           58,199            70,989
     RECEIVABLES - RELATED PARTY ...........                0             9,702
     OTHER CURRENT ASSETS ..................           78,123            63,984
                                                 ------------      ------------

     TOTAL CURRENT ASSETS ..................        4,313,675         3,276,969
                                                 ------------      ------------

OIL & GAS PROPERTIES  USING
  FULL COST ACCOUNTING

     PROPERTIES BEING AMORTIZED ............        8,875,001         5,618,847
     PROPERTIES NOT SUBJECT
       TO AMORTIZATION .....................        6,012,428         3,990,489
     ACCUMULATED AMORTIZATION ..............         (103,602)          (33,000)
                                                 ------------      ------------

       NET OIL AND GAS PROPERTIES ..........       14,783,827         9,576,336
                                                 ------------      ------------

PROPERTY AND EQUIPMENT

     DRILLING AND RELATED EQUIPMENT ........          246,494           246,494
     VEHICLES ..............................          126,146           126,146
     OFFICE EQUIPMENT ......................           38,190            23,021
     LESS: ACCUMULATED DEPRECIATION ........         (180,060)         (159,446)
                                                 ------------      ------------

     NET PROPERTY AND EQUIPMENT ............          230,770           236,215
                                                 ------------      ------------

OTHER ASSETS

     DEPOSITS AND OTHER ASSETS .............           94,850             2,850
                                                 ------------      ------------

     TOTAL OTHER ASSETS ....................           94,850             2,850
                                                 ------------      ------------


TOTAL ASSETS ...............................     $ 19,423,122      $ 13,092,370
                                                 ============      ============
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDARIES
                          CONSOLIDATED BALANCE SHEETS

                                          MARCH 31, 1998  JUNE 30, 1997
                                            (UNAUDITED)       (AUDITED)
                                          ------------    ------------

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE .................        457,437         545,987
     ACCRUED LIABILITIES ..............         62,614         296,970
     LEASE OBLIGATIONS-CURRENT ........          6,341           4,565
     NOTES PAYABLE-CURRENT ............        395,967       1,123,899
                                          ------------    ------------
     TOTAL CURRENT LIABILITIES ........        922,359       1,971,421
                                          ------------    ------------

LONG TERM LIABILITIES
     NOTES PAYABLE AND LONG TERM DEBT .        511,689         649,737
     CAPITAL LEASE OBLIGATIONS ........         13,702          14,117
                                          ------------    ------------
     TOTAL LONG TERM LIABILITIES ......        525,391         663,854
                                          ------------    ------------
     TOTAL LIABILITIES ................      1,447,750       2,635,275
                                          ------------    ------------

SHAREHOLDERS EQUITY
     CONVERTIBLE PREFERRED STOCK
     PAR VALUE  $.001 PER SHARE
     AUTHORIZED  20,000,000 SHARES
     ISSUED AND OUTSTANDING:
     AT JUNE 30, 1997: 1,075,558 SHARES
     AT MAR. 31, 1998: 431,341 SHARES..            431           1,076

     COMMON STOCK, PAR VALUE $.001
     PER SHARE, AUTHORIZED 80,000,000
     SHARES, ISSUED AND OUTSTANDING
     AT JUNE 30, 1997: 22,509,293 SHARES
     AT MAR 31, 1998: 28,288,921 SHARES         28,288          22,509
     PAID IN EXCESS OF PAR VALUE ......     19,003,117      13,893,728
     STOCK SUBSCRIPTIONS RECEIVABLE ...              0      (2,385,000)
     ACCUMULATED DEFICIT ..............     (1,056,464)     (1,075,218)
                                          ------------    ------------
NET SHAREHOLDERS EQUITY ...............     17,975,372      10,457,095
                                          ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS

EQUITY ................................   $ 19,423,122    $ 13,092,370
                                          ============    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             MARCH 31                                MARCH 31

                                                      1998                1997                1998                1997
                                                 ---------           ---------           ---------           ---------
REVENUES
    OIL & GAS SALES ..........................   $  98,784           $  97,636           $ 482,536           $ 148,690
                                                 ---------           ---------           ---------           ---------

EXPENSES
    LEASE OPERATING & AMORTIZATION ...........      90,760              17,723             199,402              38,140
    LEGAL AND PROFESSIONAL FEES ..............      60,899              20,261             166,222              83,039
    ADMINISTRATIVE SALARIES ..................      18,900              22,269              84,516              73,238
    OFFICE OVERHEAD EXPENSE ..................       9,416               9,822              28,376              21,675
    FRANCHISE TAXES ..........................      12,737                   0              28,778                   0
    TRAVEL COSTS .............................           0               3,947                   0               6,560
    DEPRECIATION .............................       1,100                 541               3,308               1,623
    GENERAL ADMINISTRATIVE EXPENSE ...........      25,875              11,778              92,447              51,300
                                                 ---------           ---------           ---------           ---------

    TOTAL EXPENSE ............................     219,687              86,341             603,049             275,575
                                                 ---------           ---------           ---------           ---------

NET OPERATING PROFIT (LOSS) ..................    (120,903)             11,295            (120,513)           (126,885)
                                                 ---------           ---------           ---------           ---------

OTHER INCOME (EXPENSE)
    INTEREST INCOME ..........................      43,231               1,550              79,556               4,077
    INTEREST EXPENSE .........................           0              (9,750)             (1,247)            (52,847)
    UNREALIZED LOSS ON INVESTMENT ............      (3,000)                  0             (40,947)                  0
    DEBT FORGIVENESS .........................      14,624                   0             101,905                   0
                                                 ---------           ---------           ---------           ---------

    NET OTHER INCOME (EXPENSE) ...............      54,855              (8,200)            139,267             (48,770)
                                                 ---------           ---------           ---------           ---------

NET INCOME (LOSS) BEFORE TAX .................     (66,048)              3,095              18,754            (175,655)

    FEDERAL INCOME TAX .......................           0                   0                   0                   0
                                                 ---------           ---------           ---------           ---------

NET INCOME (LOSS) FOR PERIOD .................   ($ 66,048)          $   3,095           $  18,754           ($175,655)
                                                 =========           =========           =========           =========

EARNINGS (LOSS) PER SHARE ....................   ($  0.002)          $   0.000           ($  0.001)          ($  0.013)
                                                 =========           =========           =========           =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine months   Nine months
                                                            ended          ended
                                                           March 31       March 31
                                                            1998            1997
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................   $   (66,408)   $  (175,655)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:

  Depreciation and amortization .....................        91,216         40,159
  Less amount capitalized to oil & gas properties ...       (19,514)       (38,536)
  (Increase) decrease in receivables ................        22,492        (54,929)
  (Increase) decrease in deposits and other assets ..       (92,000)        (9,510)
  (Increase) decrease in other current assets .......       (14,139)          (220)
  Increase (decrease) in accounts payable ...........       (88,550)        43,664
  Increase (decrease) in accrued liabilities and
    other current liabilities .......................      (234,356)       242,763
                                                        -----------    -----------

     Cash Provided by (Used in) Operating Activities       (401,259)        47,736
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ...........    (5,354,050)    (1,807,451)
  Expenditures for other property and equipment .....        (2,824)       (18,793)
                                                        -----------    -----------

     Cash Provided By (Used in) Investing Activities     (5,356,874)    (1,826,244)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ...........................          --          114,550
  Proceeds from the issuance of common stock ........     6,965,000      1,631,000
  Proceeds from the issuance of convertible
    voting preferred stock ..........................          --             --
  Payments on notes payable and long-term liabilities      (161,808)      (377,200)
                                                        -----------    -----------

     Cash Provided By (Used in) Financing Activities      6,803,192      1,368,350
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................     1,045,059       (410,158)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .......     3,132,294        424,698
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS END OF PERIOD .............   $ 4,177,353    $    14,540
                                                        ===========    ===========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDAIREIS
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JUNE 30, 1996 THROUGH MARCH 31, 1998

                                                                             Convertible Voting          Capital in
                                               Common Stock                   Preferred Stock            Excess of       Accumulated
                                          Shares           Amount         Shares           Amount        Par Value         Deficit
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1996 .............     12,584,627    $     12,584       1,075,558    $      1,076    $  4,734,829    ($   918,555)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Common stock issued for cash
  contributions at $.95 per share ..      7,274,666            7275            --              --         6,922,635            --

Common stock subscriptions
   at $.90 per share ...............      2,650,000            2650            --              --         2,382,350            --

Offering costs related to sales of
  common stock .....................           --              --              --              --          (146,086)

Net (loss ) for the year
  ended June 30, 1997 ..............           --              --              --              --              --          (156,663)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance,  June 30, 1997 ............     22,509,293          22,509       1,075,558           1,076      13,893,728      (1,075,218)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Common stock issued for cash
  contributions at $1.00 per share .        550,000             550            --              --           549,450            --

Common stock issued upon
  completion of private placement ..        405,562

Conversion of preferred shares .....        407,500             813         (81,500)            (82)        264,269

Net income for the quarter
  ended September 30, 1997 .........           --              --              --              --              --            11,747
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance,  September 30, 1997 .......     23,872,355    $     23,872         994,058    $        994    $ 14,707,447    ($ 1,063,471)
                                       ============    ============    ============    ============    ============    ============

Conversion of preferred shares .....      2,159,085           2,159        (431,817)           (432)         (1,727)

Common stock issued for Warrant
  exercise at $1.50 per share ......      2,110,000           2,110            --              --         3,162,890            --

Common stock issued in
acquisition of oil property ........        150,000             150            --              --           224,850            --

Common stock issued for services
rendered to the Company ............         10,000              10            --              --            14,990            --

Common stock cancelled .............       (565,833)           (566)           --              --               566            --

Common stock issued in conjunction
with debt conversion ...............        127,134             127            --              --           294,546            --

Net income for the quarter
ended December 31, 1997 ............           --              --              --              --              --            73,055
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance,  December 31, 1997 ........     27,862,741    $     27,862         562,241    $        562    $ 18,403,562    ($   990,416)
                                       ============    ============    ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JUNE 30, 1998 THROUGH MARCH 31, 1998

Balance,  December 31, 1997 ...........     27,862,741         27,862        562,241             562      18,403,562       (990,416)

Common stock issued for Warrant
  exercise at $1.50 per share .........        400,000            400           --              --           599,450           --

Conversion of preferred shares ........         26,180             26       (130,900)           (131)            105

Net (loss) for the quarter
ended March 31, 1998 ..................           --             --             --              --              --          (66,048)
                                           -----------    -----------    -----------     -----------     -----------    -----------

Balance,  March 31, 1998 ..............     28,288,921    $    28,288        431,341     $       431     $19,003,117    ($1,056,464)
                                           ===========    ===========    ===========     ===========     ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND JUNE 30, 1997

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

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

During the year ended June 30, 1997, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through March 31, 1998

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND JUNE 30, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1997 was $31,028 . No interest was capitalized in the quarter ended March 31, 1998. In addition, depreciation capitalized during the year ended June 30, 1997 totaled $51,303. Depreciation capitalized during the quarter ended March 31, 1997 totaled $4,738. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1997, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $33,000 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1997 and $30,239 for the quarter ended March 31, 1998 on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND JUNE 30, 1997

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

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended March 31, 1998, the Companies incurred total depreciation expense of $5,838 of which $4,738 was capitalized as costs of oil and gas properties.

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

h. CERTIFICATES OF DEPOSIT

As of March 31, 1998, the Companies held three certificates of deposit totaling $300,000 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at March 31, 1998.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND JUNE 30, 1997

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

NOTE 4 -   NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1997 and March 31, 1998:

                                                               March  31    June 30
                                                                1998          1997
                                                             -----------   -----------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter
until paid in full; secured by certain oil and gas property
and equipment .............................................  $   779,843   $   915,000

Notes payable bearing no interest; due in monthly
installments of $64,834; secured by joint venture
interests in certain oil and gas properties ...............            0       389,000

8.5% note payable to a financial institution due in
monthly installments of $950 for 36 months; secured
by two vehicles ...........................................       21,628        28,520

10% notes payable, due on demand, unsecured ...............            0       190,000

7% notes payable, due September 15, 1995,

secured by working interest in oil and gas properties .....      242,859       443,250

Total notes payable and long-term debt ....................  $ 1,044,330   $ 1,965,770
                                                             -----------   -----------
Less: Unamortized discount ................................     (136,674)     (192,134)
                                                             -----------   -----------
Net notes payable and long-term debt ......................      907,656     1,773,636
Less: Current portion of notes payable
and long-term debt ........................................     (395,967)   (1,123,899)
                                                             -----------   -----------
Long-Term Liabilities .....................................  $   511,689   $   649,737
                                                             ===========   ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND JUNE 30, 1997

NOTE 5 -   CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 and quarter ended March 31, 1998, relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $662.The following are the scheduled annual payments on these capital leases:

           Year ending June 30, 1997

1998 ........................                 $ 2,178
1999 ........................                 $ 8,711
2000 ........................                 $ 4,983
2001 ........................                 $ 3,741
2002 ........................                 $ 3,741
2003 ........................                 $ 2,806
                                              -------
                                              $26,160

Total minimum lease commitments .................................      $ 26,160
Less: Executory costs (such as taxes and insurance)

         included in capital lease payments .....................        (2,402)
                                                                       --------
Net minimum lease payments ......................................        23,758
Less: Amount representing interest ..............................        (3,715)
                                                                       --------
Total Capital Lease Obligations .................................        20,043
Current Portion .................................................        (6,341)
                                                                       --------
Long Term Portion ...............................................      $ 13,702
                                                                       ========

NOTE 6 -   CONVERTIBLE VOTING PREFERRED STOCK

During the quarter ended March 31, 1998, a total of 5,236 shares of the Company's Convertible Preferred shares were converted into 26,180 shares of Common Stock.

NOTE 7- COMMON STOCK

During the quarter ended March 31, 1998, a net total of 426,180 shares of Common Stock of the Company were issued through a combination of equity sale through Warrant exercise and conversion of Convertible Preferred shares. (See Consolidated statement of Stockholders Equity)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND JUNE 30, 1997

NOTE 8- COMMON STOCK WARRANTS

In the Quarter ending March 31, 1998, the Company issued Warrants to an independent consultant as a component of an incentive package. A total of 75,000 Warrants were issued. Of this total, 50,000 Warrants are exercisable at $2.00 per share and 25,000 Warrants are exercisable at $4.00 per share. The term of the Warrants is for one year.

A total of 400,000 shares of Common Stock of the Company were issued in conjunction with the exercise of Warrants held by shareholders at an exercise price of $1.50 per share.

NOTE 9 -   INCOME TAXES

Through March 31, 1998, the Companies have sustained net operating loss carryforward totaling approximately $1,056,464 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As discussed in Note 4, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. Although these notes are secured by a financial guarantee bond in favor of the named payees, there is no assurance that the Company can avoid or mitigate its ultimate liability under the notes. The Companies have begun to settle these obligations. The ultimate financial effect of these efforts on the Companies cannot be determined.