Form 10-K
period 1998-06-30
AMERICAN ENERGY GROUP LTD
filed 1998-11-17
CIK 843212

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended June 30, 1998

                         Commission file number 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

              Nevada                                  87-0448843
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                identification Number

                       P.O. Box 489, Simonton, Texas 77476
               (Address of principal executive offices) (Zip Code)

                                 (281) 346-2652
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par
                                                                value $0.001
                                                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date: 31,007,059 Common Shares outstanding as of November 1, 1998.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 31, 1998 was $121,445,095.

                                Table of Contents

PART I

Item 1.     Business...........................................................1

Item 2.     Properties.........................................................4

Item 3.     Legal Proceedings.................................................15

Item 4.     Submission of Matters to a Vote of Security Holders...............16

PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters...................................16

Item 6.     Selected Financial Data...........................................22

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................23

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........28

Item 8.     Financial Statements..............................................28

Item 9.     Changes in and Disagreements with Accountant
            on Accounting and Financial Disclosure............................28

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................28

Item 11.    Executive Compensation............................................30

Item 12.    Security Ownership of Certain Beneficial Owners and Management....32

Item 13.    Certain Relationships and Related Transactions....................33

PART IV

Item 14.    Exhibits, Financial Statements and Reports on Form 8-K............34

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

         The American Energy Group, Ltd. (formerly Belize-American Corp. Internationale) (formerly Dim, Inc.) (hereinafter "Company") was organized in the State of Nevada on July 21, 1987, as a wholly owned subsidiary of Dimension Industries, Inc. a Utah Corporation (hereinafter "Dimension"). As used herein, the term "Company" means the Company and its subsidiaries.

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

         From 1987 to 1990, the Company was inactive. In October, 1990, the shareholders of the Company approved a one for ten (1:10) reverse split of the voting Common Stock. In June, 1991, the Company obtained an Oil Prospecting License from the government of Belize. At a special meeting of shareholders, resolutions to change the name of the Company to "Belize-American Corp. Internationale", forward split the voting Common Stock ten for one (10:1) and a vote to ratify the Oil Prospecting License received a vote of approval.

         During 1991, the Company attempted various means to attract sufficient capital investment to develop the oil prospect in Belize, but were not successful. The license expired due the lack of performance by the Company.

         From 1992 until 1994, Company activities consisted of attempting to raise capital for a business venture and solicitation of other business enterprises for a possible merger. On September 22, 1994, the Company entered into an agreement with Simmons Oil Company, Inc., a Texas Corporation (hereinafter "Simmons") whereby the Company issued 2,074,521 shares of Convertible Voting Preferred Stock to the shareholders of Simmons in order to acquire Simmons and two subsidiaries of Simmons, Simmons Drilling Company and Sequoia Operating Company. For accounting purposes, the acquisition was treated as a purchase of Simmons by the Company. The agreement was effective September 30, 1994. Prior to the acquisition of Simmons, Simmons had acquired certain oil and gas properties located in Texas. Subsequent to the acquisition, the Company has acquired additional oil and gas properties in the same general area through its subsidiaries. These properties consist of oil and gas leases on which existing wells have been abandoned due to economics or loss of production. The Company intends to evaluate and rework certain of these wells, explore various depths for reservoirs and drill offset wells, if warranted.

         In April, 1995, the Company acquired all of the outstanding shares of Hycarbex, Inc., a Texas Corporation (hereinafter "Hycarbex) for 120,000 shares of voting Common Stock of the Company, a 1% Overriding Royalty Interest in the revenues generated through the development of Hycarbex's Pakistan Concession, and an agreement to pay the sole shareholder $200,000 conditioned upon the success of that development. For accounting purposes, this acquisition was treated as a pooling of interests. The Company changed the name of Hycarbex, Inc. to Hycarbex-American Energy, Inc. and it is operating as a wholly owned subsidiary of the Company. Hycarbex holds an oil and gas Concession and Exploration License granted by the government of Pakistan. The Concession is located in the Middle Indus Basin near Jacobabad, Pakistan. In addition to the above acquisition consideration, the Company provided a $551,000 Financial Guarantee Bond to the Government of Pakistan to assure performance of Concession requirements. The subsequent seismic surveys performed and drilling of the initial exploratory well by the Company have satisfied the performance requirements to date for Concession requirements.

         The Company began producing commercial quantities of oil on its domestic properties and emerged from the development stage during the year ended June 30, 1997. The Company has begun a program of drilling developmental wells on its properties, as well as continuing to accumulate an inventory of oil and gas properties on which it intends to explore and develop commercial wells. The Company is further pursuing capital investment to finance a comprehensive drilling and production program, both in Texas and Pakistan, in the next fiscal year.

         In June, 1997, the Company purchased oil and gas properties totaling approximately 1,400 acres in Texas. During the past year, the Company drilled six developmental wells on these properties of which five wells are currently producing. Two additional developmental wells were drilled subsequent to June 30, 1998.

         During the past year, the Company drilled an exploratory well in central Pakistan, the Kharnbak #1 well. Based on the preliminary testing of the Kharnbak #1 well, and the reserve study by an independent petroleum engineering firm, the Company believes that further drilling and testing is desirable.

FORWARD LOOKING INFORMATION

         With the exception of historical information, the matters discussed in this Report contain forward looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements contained in this report include the time and extent of changes in commodity prices for oil and gas, increases in the cost of conducting operations, including remedial operations, the extent of the Company's success in discovering, developing and producing reserves, political conditions, including those in Pakistan and other areas in which the Company possesses properties, condition of capital and equity markets, the ability of the Company to obtain financing on reasonable terms, changes in environmental laws and other laws affecting the ability of the Company to explore for and produce oil and gas and the cost of so doing and other factors which are described in this report.

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

STATE AND LOCAL REGULATIONS

         The various states have established statutes and regulations requiring permits for drilling, drilling bonds to cover plugging contingencies, and reporting requirements on drilling and production activities. Activities such as well location, method of drilling and casing wells, surface use and restoration, plugging and abandonment, well density and other matters are all regulated by a governing body. Texas, the state in which the Company operates, has rules and regulations covering all of these matters. It also has regulations addressing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties.

ENVIRONMENTAL REGULATIONS

         The activities of the Company are subject to numerous state and federal statutes and regulations concerning the storage, use and discharge of materials into the environment, and many other matters relating to environmental protection. These regulations may adversely affect the Company's operations and cost of doing business. It is likely that these laws will become more stringent in the future.

SAFETY AND HEALTH REGULATIONS

         The Company must also conduct its operations in accordance with laws governing occupational safety and health. Currently, the Company does not foresee expending substantial amounts in order to comply with these regulations.

FOREIGN LAWS AND REGULATIONS

         The Company intends to commit a significant amount of its resources to develop its oil and gas Concession in Pakistan. There are inherent risks in operating a business in a foreign country where unfamiliar laws and business practices may exist. The Company intends to minimize this risk by engaging appropriate professional and support personnel as the operations develop.

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

EMPLOYEES

         At June 30, 1998, the Company and its subsidiaries had 17 employees, including 11 administrative and clerical personnel and 6 drilling and field personnel.

YEAR 2000

         The Company believes that its computers are Y2K compliant, and that there will be no impact on the Company as a result of the Company's computers interacting with the computers of its vendors and customers.

ITEM 2. PROPERTIES

GLOSSARY

         The following are used in this report and the definitions contained herein are provided for the convenience of the reader:

BBL OR BARREL - means 42 United States gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.

BOE OR BARREL OF OIL EQUIVALENT - generally converts gas to oil at a ratio of 6,000 cubic feet of gas to one Bbl of oil. Then oil and gas are added together for total BOE.

BOPD - means barrels of oil per day.

DEVELOPED ACREAGE - means the number of acres of oil and gas leases held or owned, which are allocated or assignable to producing wells or wells capable of production.

DEVELOPMENTAL WELL - means a well which is drilled to and completed in a known producing formation adjacent to a producing well in a previously discovered field and in a stratigraphic horizon known to be productive.

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

GROSS ACRES - means the gross surface acreage in which a leasehold working interest is owned.

MCF - means one thousand cubic feet of natural gas.

NET ACRES OR NET WELLS - mean the sum of fractional working interests owned in gross acres or gross wells. By way of example, a 50% working interest in 100 gross acres is equivalent to 50 net acres.

OPERATOR - means the person or company actually operating an oil or gas well.

PV-10 VALUE - means the present value, employing a 10% discount factor, of the future net revenues computed using current prices from the production of proven reserves.

HISTORY OF PROPERTIES

         The Company has emerged from the development stage and in addition to accumulating an inventory of oil and gas properties for future recovery, has begun to drill selected developmental wells on the properties which it holds. During the fiscal year ended June 30, 1995, the Company acquired Simmons Oil Company, Inc. ("Simmons") through a business combination accounted for as a purchase. Simmons owns certain oil and gas properties that had been acquired prior to the acquisition of Simmons by the Company. The Company intends to further evaluate these properties and develop those which merit such efforts, based upon this continuing evaluation. Many of these properties contain existing wells that are not currently productive and which cannot be expected to become productive, if at all, without additional evaluation, work and repair. The Company has begun an extensive workover program with the purpose of revitalizing these fields. At June 30, 1998, the workover and development program, while commenced, has not progressed to the point of substantial completion. Therefore, oil and gas production and related revenue from these workover properties are relatively minimal and proven reserves have not been allocated to these properties. In some instances, these wells are being plugged and abandoned in favor of more potentially productive properties in the Company's core areas of development.

         The Company acquired Hycarbex, Inc. in a business combination accounted for as a purchase in April, 1995 and changed the name to Hycarbex-American Energy, Inc. ("Hycarbex") Hycarbex is a wholly owned subsidiary of the Company. Hycarbex holds an Exploration License granted by the government of Pakistan to explore for oil and gas reserves in a particular Concession now comprised of approximately 4,000 square kilometers. The Company shot 256 kilometers of 2D seismic surveys across this Concession, drilled its initial exploratory well on the Concession in early 1998, and is currently preparing to drill the second exploratory well in late 1998. While the prospects of economic productivity have been evaluated by independent consultants to the Company whose report to management indicates certain Probable Recoverable Reserves and additional potential test drillsites, there can be no definitive evaluation of the potential value of this project until additional drilling and testing is completed.

         In June, 1997, the Company acquired oil and gas properties totaling approximately 1,400 acres located in the Blue Ridge, Boling, and Manvel Fields, Fort Bend County, Texas. The acquisition included 82 producing and non-producing wells and all associated production equipment on the properties. The purchase price was $1,000,000 payable in a combination of cash and production payments over a maximum of four years. The Company paid $75,000 as down payment and executed a Note for $925,000. Under the terms of the purchase, the Company is committed to pay a minimum of $250,000 per year for the next four years, or until a total of $1,000,000 has been paid, whichever occurs first, through a combination of payments of $10,000 for each new drillsite that is drilled and payments to the seller in the form of an overriding royalty interest from gross production. During the fiscal year, the Company commenced its program to drill new wells on the properties acquired and to rework some of the previously existing wells.

         A summary of the oil and gas properties areas in which the Company owns an interest are as follows:

FORT BEND COUNTY, TEXAS.

         The Company owns interests in the Blue Ridge and Boling oil fields with 11 leases comprising approximately 1846 gross acres and 1729 net acres.

         During the fiscal year ended June 30, 1998, the Company drilled six developmental wells in the Boling Field, with five of the six currently in various stages of completion or production. The Company has a significant number of proved undeveloped locations which it plans to drill in the Boling and Blue Ridge Fields.

         Subsequent to June 30, 1998, the Company drilled two additional developmental wells in the

Boling field, with both currently in various stages of completion and production. The Company intends to drill a significant number of additional developmental wells in this field, pending the ultimate outcome of the initial eight tests.

LIBERTY COUNTY, TEXAS.

         The Company previously held interests in the North Dayton oil field with nine wells previously drilled by other operators located on approximately 211 acres. Subsequent to June 30, 1997, the Company relinquished 161 acres of these properties, and has drilled 5 new wells in this field on the remaining 50 acres all of which are currently shut in, . The Company is in the process of evaluating the economic potential of these wells as they are completed and tested, and reviewing the viability of prospective recompletions of the old wells on this property.

GALVESTON COUNTY, TEXAS.

         The Company previously held interests in the Dickinson and Gillock fields with leases comprising approximately 220 acres. The Company relinquished its interest in the Dickinson field and added the acquisition of an additional lease in the Gillock field comprised of 673 acres. The Company also sold one lease in the Gillock field. The remaining holdings of the Company are currently comprised of 673 net acres in the Gillock field.

JACOBABAD, PAKISTAN.

         The Company, through its wholly owned subsidiary Hycarbex-American Energy, Inc., obtained an Exploration License from the government of Pakistan to explore for oil and gas reserves . The Concession is located in the Middle Indus Basin, near the city of Jacobabad, Pakistan. The prospect covers 4,000 square kilometers (approximately 1 million acres ). The Company is currently studying all phases of this project in order to adopt a plan that will maximize the financial return from the Concession. Preparations for the drilling of the second exploratory well by the Company in late 1998 are currently underway.

A. DRILLING HISTORY

         Set forth below is a tabulation of wells completed in the period indicated in which the Company has participated and the results thereof for each of the three years ended June 30, 1998.

                                            YEAR ENDED JUNE 30
                                   ----------------------------------------
                                       1998          1997         1996
                                   ------------  ------------  ------------
                                   GROSS   NET   GROSS   NET   GROSS   NET
                                   -----  -----  -----  -----  -----  -----
DEVELOPMENTAL WELLS:
                  DRY ........         0      0      0      0      0      0
                  OIL ........         6      5      8      7      0      0
                  GAS ........         0      0      0      0      0      0
                                   -----  -----  -----  -----  -----  -----
                  TOTALS .....         6      5      8      7      0      0


EXPLORATORY                WELLS: The Company drilled one exploratory well in
                           Pakistan, the Kharnhak #1. As of the year ended June
                           30, 1998, operations on this well had been suspended without a completion attempt in any of the geologic horizons encountered during drilling.

B. PRODUCING WELLS

         Shown below is a tabulation of the productive oil wells owned by the Company as of June 30, 1998. This summary includes wells which may currently be shut in and awaiting recompletion in order to restore commercial productivity. There have been no productive gas wells since 1996. All of the wells are located in the Company's oil and gas properties in Texas.

As of June 30, 1998

                                                            PRODUCTIVE WELLS
                                                          -------------------
                                                          GROSS          NET
                                                          -----         -----
OIL ..........................................               94          91.5
GAS ..........................................                0             0
                                                          -----         -----
                    TOTAL ....................               94          91.5

C. ACREAGE HOLDINGS

         The developed and undeveloped acreage owned by the Company as of June 30, 1998 are as follows.

                                   DEVELOPED                  UNDEVELOPED
                                  --------------        ------------------------
                                    ACREAGE              ACREAGE
                                  GROSS      NET          GROSS            NET
                                  -----      ---        ---------        -------
TEXAS ....................          172      147            2,402          2,402
PAKISTAN .................            0        0        1,000,000        950,000
                                  -----      ---        ---------        -------
TOTAL ....................          172      147        1,002,402        952,402
                                  =====      ===        =========        =======

D. PRODUCTION AND SALE OF OIL AND GAS

         As of June 30, 1997 and 1998, the Company received oil revenues from 10 and 14 wells, respectively. All of these wells are oil producers, with no sales of gas. The additional productive wells identified herein are in various stages of recompletion. Many have begun or are expected to begin to generate production subsequent to June 30, 1998, which production is not reflected in the following production numbers:

                                          1996 (FN 1)    1997        1998
                                          -----------   -------   ----------
Net Oil Sales (Bbls) in the
Fiscal Year ended June 30: .............          N/A    14,241       42,663
                                          ===========   =======   ==========
Avg. Price per Barrel: .................          N/A   $ 19.90   $    15.03
                                          ===========   =======   ==========

----------------------

FN 1 During the fiscal year ended June 30, 1996, the Company had de minimis sales of oil and gas which consisted only of production from preliminary testing of wells.

         All wells in the U.S. fields were shut in for repairs and maintenance as of June 30, 1998, and had been shut in for varying periods of time prior to June 30, 1998, thereby reducing the amount of net sales by the Company during the fiscal year ended June 30, 1998.

AVERAGE LIFTING COST
                                               1996 (FN 1)      1997        1998
                                               -----------      -----      -----
Per BBL .................................              N/A      $5.89      $6.05

Per MCF (FN 2) ..........................              N/A        N/A        N/A

---------------------

FN 1 During the fiscal year ended June 30, 1996, the Company had de minimis sales of oil and gas which consisted only of oil production from preliminary testing of wells.

FN 2     The Company does not presently produce natural gas.

E. OIL AND GAS RESERVES

         The Company did not report reserves to any other agency of the U. S. government.

         The Company's proved reserves and PV-10 Value from its U.S. proved developed and undeveloped oil and gas properties have been estimated by Sigma Energy Corporation in Houston, Texas. The Company's Pakistan Probable Recoverable Reserves and PV-10 Value from its Pakistan undeveloped gas properties have been estimated by Martin Petroleum and Associates in Calgary, Alberta, Canada. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geologic economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenue from the Company's proved and probable reserves and the present value thereof are made on the basis of oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment. Future net revenues at June 30, 1998 on the Company's U.S. properties reflect a weighted average price of $12.50 per BOE vs. $19.50 in its June 30, 1997 estimates.

         The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes for produced hydrocarbons subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were escalated under the terms of existing contracts. There can be no assurance that such prices will be real or that the estimated production volumes will be produced during the period specified in such reports. Since June 30, 1998, (the date of the estimate and the date of this report) oil and gas prices have generally remained stable. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material change in estimated proved reserves or future net revenues could have a material effect on the Company.

UNITED STATES RESERVE ESTIMATES

         The following tables present total proved developed and proved undeveloped reserve volumes as of June 30, 1998, and June 30, 1997, and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that the estimates are accurate predictions of future net revenues from oil reserves or their present value.

ESTIMATED NET PROVED OIL RESERVES - UNITED STATES PROPERTIES

                           PROVED OIL RESERVE CATEGORY
                                     (BBLS)
           ----------------------------------------------------------
AS OF JUNE 30:
PROVED DEVELOPED            PROVED SHUT IN      PROVED UNDEVELOPED
-----------------          -----------------   ---------------------
 1998       1997            1998       1997       1998        1997
-------   -------          -------   -------   ---------   ---------
  -0-     176,413          671,050   200,200   1,689,950   2,037,950
=======   =======          =======   =======   =========   =========

Total estimated Proved oil reserves as of June 30:

                1998                             1997
         -----------------                 -----------------
         2,361,000 Barrels                 2,414,563 Barrels
         =================                 =================

ESTIMATED FUTURE NET REVENUES - UNITED STATES PROPERTIES

         The comparative estimated future net revenues (using current prices and costs at the years end) and the present value of future net revenues (using discount factor of 10 percent per annum) before income taxes for the Company's proved developed and proved undeveloped oil reserves as of June 30, 1998 and 1997 are as follows:

                      PROVED DEVELOPED OIL RESERVE CATEGORY
           ----------------------------------------------------------
       AS OF JUNE 30, 1998                              AS OF JUNE 30, 1997
        PROVED DEVELOPED                                  PROVED DEVELOPED
-------------------------------------------       ------------------------------
FUTURE NET                 PRESENT VALUE OF       FUTURE NET    PRESENT VALUE OF
REVENUES                   FUTURE NET             REVENUES      FUTURE NET
                           REVENUE                              REVENUE
                           PV 10%                               PV 10%
-------------------------------------------       ------------------------------
$ - 0 -                    $ - 0 -                $3,440,057     $2,921,183
========                   ========               ==========     ==========

                       PROVED SHUT IN OIL RESERVE CATEGORY
           ----------------------------------------------------------
        AS OF JUNE 30, 1998                              AS OF JUNE 30, 1997
         PROVED SHUT-IN                                    PROVED SHUT-IN
-------------------------------------------       ------------------------------
FUTURE NET                 PRESENT VALUE OF       FUTURE NET    PRESENT VALUE OF
REVENUES                   FUTURE NET             REVENUES      FUTURE NET
                           REVENUE                REVENUE
                           PV 10%                 PV 10%
-------------------------------------------       ------------------------------
$7,257,990                 $6,077,565             $3,903,900     $3,105,102
==========                 ==========             ==========     ==========

                     PROVED UNDEVELOPED OIL RESERVE CATEGORY
           ----------------------------------------------------------
       AS OF JUNE 30, 1998                              AS OF JUNE 30, 1997
       PROVED UNDEVELOPED                                PROVED UNDEVELOPED
-------------------------------------------       ------------------------------
FUTURE NET                 PRESENT VALUE OF       FUTURE NET    PRESENT VALUE OF
REVENUES                   FUTURE NET             REVENUES      FUTURE NET
                           REVENUE                              REVENUE
                           PV 10%                               PV 10%
-------------------------------------------       ------------------------------
$13,395,010                 $9,572,141            $39,740,027   $21,693,580
===========                 ==========            ===========   ===========

TOTAL OF COMBINED PROVED OIL DEVELOPED, SHUT IN, AND UNDEVELOPED CATEGORIES

        AS OF JUNE 30, 1998:                        AS OF JUNE 30, 1997:
---------------------------------------     -----------------------------------
FUTURE NET                 PRESENT          FUTURE NET              PRESENT
REVENUES                   VALUE OF         REVENUES                VALUE OF
                           FUTURE NET                               FUTURE NET
                           REVENUE                                  REVENUE
                           PV 10%                                   PV 10%
-----------                -----------      -----------             -----------
$20,653,000                $15,649,706      $47,083,977             $27,719,869
===========                ===========      ===========             ===========

         The Company attributes the decline in present valuations to the relative decline in oil prices at the time of the estimates - wherein the weighted average price had declined from $19.50 at June 30, 1997, to $12.50 at June 30, 1998. This reflects a 36% decline in product prices, while present value has declined 43%. The differential also includes the downward adjustment of 10,900 barrels, net of actual production, as well as a relatively fixed operating cost base.

         "Proved developed" oil and gas reserves are reserves that can be expected recovered from existing wells with existing equipment and operating method. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where relatively major expenditure is required for recompletion. In recent year the market for oil and gas has experienced substantial fluctuations, which have resulted in significant swings in the prices for oil and gas. The Company cannot predict the future of oil and gas prices or whether a future decline in prices will occur. Any such decline would have an adverse effect on the Company.

PAKISTAN RESERVE ESTIMATES - PROBABLE RECOVERABLE RESERVES

         As previously reported and filed in a Form 8-K dated September 22, 1998, the Company retained Martin Petroleum and Associates to perform a preliminary reserve study on its Jacobabad Concession in the Middle Indus basin in central Pakistan. These reserves are not categorized as proven. Further, these reserves remain categorized by the Company as unproven. However, management has determined that the independent estimates of Probable Recoverable Reserves in the preliminary reserve study represent material information which merited disclosure to the shareholders. These independent estimates also served as justification to management to continue further exploratory drilling on its Pakistan Concession. The following summary represents total probable recoverable undeveloped natural gas reserve estimates as of June 30, 1998, and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that the estimates are accurate predictions of future net revenues from these gas reserves or their present value.

GROSS PROBABLE RECOVERABLE
GAS RESERVE ESTIMATES                       5.159 TCF (Trillion Cubic Feet)

NET PROBABLE RECOVERABLE
GAS RESERVE ESTIMATES                       3.231 TCF (Trillion Cubic Feet)

NET PRESENT VALUE (Discounted @ 10%)        $1,767,600,000
(TO THE COMPANY'S INTEREST)

         Probable Recoverable Reserves as defined in the preliminary reserve study are "reserves which analysis of drilling, geological, geophysical and engineering data does not demonstrate to be proved under current technology and existing economic conditions, but where such analysis suggests the likelihood of their existence and future recovery."

         The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of probable undeveloped reserves, which are a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were escalated under the terms of existing contracts. There can be no assurance that such prices will be real or that the estimated production volumes will be produced during the period specified in such reports. Since June 30, 1998, (the date of the estimate and the date of this report) gas prices have generally remained stable. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing gas prices and other factors. A material change in categorization of reserves or future net revenues could have a material effect on the Company.

TITLE TO PROPERTIES

         Many of the Company's oil and gas properties are held in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of developed and undeveloped properties. Title investigations covering the drillsites are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. Generally, the Company's working interests are subject to customary royalty and overriding royalty interests, liens, current taxes, operating agreements and other customary imperfections of title which do not immediately affect operations. Properties acquired by purchases are also often subject to environmental covenants designed to protect the seller from liability for environmental damage. The Company believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its officers and directors are involved in various litigation as described below:

         The Company and its President, Bradley J. Simmons, have been joined in a civil lawsuit filed by the Securities and Exchange Commission which alleges securities fraud regarding actions of the Company in 1995. The case is styled Securities and Exchange Commission v. Bradley J. Simmons and American Energy Group, Ltd., No. H-97-1384, in the United States District Court, Southern District of Texas, Houston, Division. While the Company has retained securities counsel to vigorously refute these allegations, management intends to move forward in such a matter as to resolve this issue as rapidly as possible. In conjunction with this initiative, the Company has reserved $85,000 in its current Financial Statement toward possible settlement and legals costs associated with this litigation.

         In 1997, the Company and one its subsidiaries, American Energy - Deckers Prairie, Inc. were named as defendants in four lawsuits involving the collection of several promissory notes delivered by the Company in 1994 to purchase the working interests in the fields in Harris County, Texas. The cases are styled: Horace H. Norman, et. al. v. American Energy Group, Ltd. and American Energy - Deckers Prairie, Inc., No. 103320, in the 268th Judicial District Court, Fort Bend County, Texas; Andrew M. J. Steinhubl and Horace H. Norman v. American Energy Group, Ltd. and American Energy - Deckers Prairie, Inc., No. 103320, in the 268th Judicial District Court, Fort Bend County, Texas;., No. 99044, in the 328th Judicial District Court, Fort Bend County, Texas; Larry M. Graham, et. al. v. American Energy Group, Ltd. and American Energy - Deckers Prairie, Inc., No. 101424, in the 268th Judicial District Court, Fort Bend County, Texas; and J.L.M. Investors et. al. v. American Energy Group, Ltd. and American Energy - Deckers Prairie, Inc., No. 98905, in the 240th Judicial District Court, Fort Bend County, Texas. All of these lawsuits have been settled in their entirety and the lawsuits have been dismissed.

         On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which was believed to have been fraudulently obtained prior to the acquisition by The American Energy Group, Ltd. in 1994. The case is styled The American Energy Group. Ltd. v. Douglas E, Brown, et. al., C.A. No. H- 97-2450, in the United States District Court, Southern District of Texas, Houston, Division. A countersuit and derivative claim was filed in response to the Company's July 30, 1997 lawsuit by one of the defendants. The Company subsequently reached a settlement with all except three of the defendants, whereby 565,833 shares were canceled and returned to the Company, certain debts owed by the Company were forgiven, and, in addition, the Company received a cash settlement. Furthermore, the countersuit was withdrawn. The litigation continues against three defendants, representing in excess of 400,000 shares of common stock which the Company believes to have been fraudulently obtained. At this time, it is not anticipated that litigation costs incurred by the Company will adversely affect ongoing Company operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

                                      NONE.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The price of the Common Stock of the Company is quoted in the "pink sheets" published by the National Quotation Bureau and the Bulletin Board, an inter-dealer quotation system operated by the National Association of Securities Dealers under the symbol "AMEL". These over- the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transaction prices.

FISCAL YEARS ENDED
JUNE 30,
                                      HIGH BID                   LOW BID
                                      --------                   -------
1997
         First Quarter                 $4.19                      $2.00
         Second Quarter                $3.12                      $1.41
         Third Quarter                 $2.12                      $1.25
         Fourth Quarter                $2.09                      $1.00

1998
         First Quarter                 $2.50                      $1.53
         Second Quarter                $3.00                      $1.94
         Third Quarter                 $2.56                      $1.75
         Fourth Quarter                $7.00                      $1.28

         On November 2, 1998, the closing bid for the Common Stock $4.06 per share. On November 2, 1998 there were approximately 1,500 stockholders of record of the Common Stock.

DIVIDENDS

         The Company has not declared, distributed or paid any cash dividends in the past. There is no current expectation that the Company will have sufficient net profit and cash flow in amounts that would allow a cash dividend to be paid to it's shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

1. From time to time during 1998, a total of 27 holders of the Company's convertible preferred stock exercised their conversion rights whereby 540,096 shares of convertible preferred stock were converted into common stock of the Company at a conversion ratio of five shares of common stock in exchange for each one share of convertible preferred stock. A total of 2,700,485 shares of common stock were issued. The Company did not received any proceeds. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

2. From time to time during 1997, a total of four foreign investors purchased a total of 2,385,000 shares of common stock of the Company at a price of $0.90 per share. The Company received proceeds of $2,385,000. See, No. 6, below. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

3. In December, 1997, the Company acquired one oil and gas property from one foreign person in exchange for 150,000 shares. The parties valued each share at
1.50 per share for the purposes of this transaction. The Company believes that the person had knowledge and experience in financial and business matters which allowed the person to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and

Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

4. In November, 1998, the Company retired a total of approximately $324,277 in debt to eight persons in exchange for a total of a total of 140,383 shares of common stock of the Company. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

5. In December, 1998, the Company compensated two foreign persons for consulting services in connection with the Kharnbak #1 well in Pakistan. The Company issued a total of 15,000 shares of common stock of the Company as payment in kind for these services. The parties valued each share at $1.50 per shares for the purpose of this transaction. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions.
None of the transactions involved a public offering.

6. In August, 1997, the Company made an adjustment to a prior private transaction in involving one person regarding a prior share issuance. The adjustment required a resetting to $0.90 share, of the transactional value of shares issued in the prior transaction. Pursuant to this adjustment, the Company issued a further 405,562 shares to the person. The Company received proceeds of $265,00. See, No. 2, above. The Company believes that the person had knowledge and experience in financial and business matters which allowed the person to evaluate the merits and risk of the receipt of these securities of the Company, and that person was knowledgeable about the Company's operations and financial condition.
 This transactions was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

7. In August, 1997, the Company sold 550,000 shares of common stock to one foreign person for proceeds of $550,000. Each share was valued at $1.00 per share. The Company believes that the person had knowledge and experience in financial and business matters which allowed the person to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. This transactions was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

8. From time to time during 1998, certain foreign persons exercised a total of 2,610,000 warrants to purchase common stock of the Company at an exercise price of $1.50 per share. The Company received total proceeds of $3,915,000 in these transactions. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

9. During June, 1998, certain persons exercised a total of 100,000 warrants to acquire common stock of the Company whereby 67,982 shares of common stock of the Company were issued. The prior issuance of the warrants and this issuance of common stock was in connection with legal services which the parties valued at $101,973 for the purpose of this transaction. The Company treated this transaction as a payment in kind transaction for legal services rendered. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

10. In April, 1998, the Company and a foreign person settled a dispute. Previously, the person had invested $500,000 in the Company. As a result of the settlement, the Company issued 350,000 shares of common stock of the Company to the person. The Company believes that the person had knowledge and experience in financial and business matters which allowed the person to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

11. In the fiscal year ended June 30, 1998, 1,710,000 warrants were issued to directors, officers, and management of the Company. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at prices ranging from $1.25 to $5.31 per share for a seven year period. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

12. During the fiscal year, the Company established a three member "Disclosure Committee" comprised of certain of the Company's attorneys and market relations consultants. Each of these parties have received 25,000 warrants, making a total of 75,000 warrants issued, exercisable at $1.25 per share which expire in May, 2005. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

13. During the fiscal year, the Company has engaged certain technical and market relations professional consultants in various contracts. In conjunction with retaining their services, the Company has issued 200,000 warrants ranging in exercise price from $2.31 to $3.97 per share and in expiration date up to May, 2005. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data presented under the captions "Statements of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five year period ended June 30, 1998, are derived from the consolidated financial statements of The American Energy Group, Ltd, and Subsidiaries. The financial data for the three years ended June 30,1998 have been audited by Jones, Jensen & Company, Independent Public Accountants. The financial data for the two years ended June 30, 1995 have been audited by Charles D. Roe, CPA - Independent Public Accountant. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of June 30, 1997 & 1998, and for each of the three years ended June 30, 1994, 1995 and 1996, the accompany notes and the report thereon, which are included elsewhere in the respective Forms 10-K.

                                                                    FOR THE YEARS ENDED JUNE 30,
                                              ---------------------------------------------------------------------------
                                                  1998            1997            1996            1995           1994
                                              ------------    ------------    ------------    ------------    -----------
STATEMENT OF EARNINGS DATA

    Oil & Gas sales .......................   $    641,203    $    283,485    $     50,390    $     43,711    $         0

   Lease Operating & Production Costs .....        258,032          83,826          81,087          49,372              0
   Legal & Professional ...................        541,031         143,622         129,866         123,640              0
   Administrative Labor ...................        122,089          77,194         118,827          99,112              0
   Depreciation and Amortization Expense ..        275,803          37,416           2,163           1,232              0
   Other General & Administrative .........        144,172         113,625         136,521          88,106              0
                                              ============    ============    ============    ============    ===========
     Total Expenses .......................      1,341,127         455,683         468,464         361,462              0

     Other Income & Expenses ..............         48,851          (1,808)        (85,512)          8,643              0

      Extraordinary Item ..................        123,082          17,343               0               0              0
                                              ============    ============    ============    ============    ===========
      Net Loss ............................   $   (527,991)   $   (156,663)   $   (503,586)   $   (309,108)   $         0
                                              ============    ============    ============    ============    ===========
      Basic Loss per Common Share .........   $     (0.020)   $     (0.014)   $     (0.076)   $     (0.052)   $     0.000
                                              ============    ============    ============    ============    ===========
      Weighted Ave. Shares Outstanding ....     26,252,631      11,548,539       6,650,850       6,620,203      4,700,752
                                              ============    ============    ============    ============    ===========
      Fully Diluted Loss per Common Share .   $     (0.014)   $     (0.006)   $     (0.028)   $     (0.018)   $     0.000
                                              ============    ============    ============    ============    ===========
      Fully Diluted Ave. Shares Outstanding     38,374,941      27,174,937      17,997,688      17,417,374     15,629,357
                                              ============    ============    ============    ============    ===========

Lease Operating & Production Costs .....        258,032          83,826          81,087          49,372              0
Legal & Professional ...................        541,031         143,622         129,866         123,640              0
Administrative Labor ...................        122,089          77,194         118,827          99,112              0
Depreciation and Amortization Expense ..        275,803          37,416           2,163           1,232              0
Other General & Administrative .........        144,172         113,625         136,521          88,106              0
                                           ============    ============    ============    ============    ===========
  Total Expenses .......................      1,341,127         455,683         468,464         361,462              0
  Total Expenses .......................      1,341,127         455,683         468,464         361,462              0
  Other Income & Expenses ..............         48,851          (1,808)        (85,512)          8,643              0
  Other Income & Expenses ..............         48,851          (1,808)        (85,512)          8,643              0
   Extraordinary Item ..................        123,082          17,343               0               0              0
                                           ============    ============    ============    ============    ===========
   Net Loss ............................   $   (527,991)   $   (156,663)   $   (503,586)   $   (309,108)   $         0
                                           ============    ============    ============    ============    ===========
   Basic Loss per Common Share .........   $     (0.020)   $     (0.014)   $     (0.076)   $     (0.052)   $     0.000
                                           ============    ============    ============    ============    ===========
   Weighted Ave. Shares Outstanding ....     26,252,631      11,548,539       6,650,850       6,620,203      4,700,752
                                           ============    ============    ============    ============    ===========
   Fully Diluted Loss per Common Share .   $     (0.014)   $     (0.006)   $     (0.028)   $     (0.018)   $     0.000
                                           ============    ============    ============    ============    ===========
   Fully Diluted Ave. Shares Outstanding     38,374,941      27,174,937      17,997,688      17,417,374     15,629,357
                                           ============    ============    ============    ============    ===========
                                                              JUNE 30,
                                     --------------------------------------------------------------
                                        1998          1997          1996          1995        1994
                                     ===========   ===========   ===========    ==========   ======
BALANCE SHEET DATA
    Cash & Cash Equivalents ......   $ 3,214,205   $ 3,132,294   $   424,698    $  472,493   $    0
    Working Capital (Deficit) ....       650,004     2,434,012       (84,160)      348,852        0
    Total Assets .................   $20,864,635   $13,092,370   $ 4,362,126    $3,243,758   $    0
                                     ===========   ===========   ===========    ==========   ======
    Long Term Debt
       (Including Current Portion)   $   698,677   $ 1,792,318   $ 1,397,700    $  486,736   $    0

Stockholders Equity ..............   $17,476,355   $10,457,095   $ 2,450,380    $2,568,884   $    0
                                     ===========   ===========   ===========    ==========   ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company as set forth beginning on page f-1.

         As of June 30, 1998, the Company had commenced its principal drilling and reworking operations but had not yet generated significant revenues to date. The Company has financed operations through loans and equity capital infusions. During the past year, the Company has incurred general and administrative costs associated with the Company's acquisitions and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties. Management anticipates the future generation of a regular revenue stream now that the Company has received substantial equity funding with which to develop certain of its properties.

         The Company previously acquired oil drilling rigs and associated equipment in anticipation of drilling wells for their own account. Some of the older rigs and associated equipment are being sold due to the opportunity to now focus on production operations.

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

         The Company changed significantly on October 1, 1994 with the acquisition of Simmons Oil Company, Inc. and its subsidiaries, Simmons Drilling Company and Sequoia Operating Company. Through this transaction, the Company acquired interests in several oil and/or gas properties located near Houston, Texas. The Company subsequently increased the number of properties in this area by acquiring additional leases. All of the properties are in areas where production had been achieved in the past by other exploration companies.

         In the initial three years in which the Company held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it expended in excess of $5.3 Million in acquisition, geological, seismic, drilling, and associated costs. At the time of this filing, the Company is in the planning stages for drilling of the second exploration well in this Concession. The Company has deposited $1.1 Million in its bank account in Islamabad, Pakistan, in preparation for drilling the second exploratory well by the end of 1998, and is currently studying geological data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. This is a significant undertaking by the Company.

SUBSIDIARIES

         The Company has established several subsidiaries in order to designate certain oil and gas fields to specific companies. In addition, certain companies have been acquired throughout the Company's history. These subsidiaries are further described as follows:

HYCARBEX AMERICAN ENERGY, INC.

         In April 1995, the Company acquired Hycarbex, Inc.(now known as Hycarbex American Energy, Inc.) which it is operating as a wholly owned subsidiary. This subsidiary holds a concession granted by the Government of Pakistan to explore for oil and gas deposits in the Middle Indus Basin near Jacobabad, Pakistan. Pakistan has become progressively more amenable aggressive to exploration activities by foreign corporations and there have been significant discoveries by other exploration companies prospecting in the country and in the vicinity of the Hycarbex concession.

AMERICAN ENERGY-DECKERS PRAIRIE, INC.

         This subsidiary was incorporated by the parent in January, 1995, as a wholly owned subsidiary to develop the Deckers Prairie Field, Harris County, Texas. This subsidiary previously owned controlling working interests in five previously producing gas wells and three wells drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity and is planning to dissolve this corporation.

THE AMERICAN ENERGY OPERATING CORP.

         This subsidiary was incorporated by the parent in February, 1995, as a wholly owned subsidiary to operate the wells and fields owned by the parent and/or certain of the other subsidiaries.

TOMBALL-AMERICAN ENERGY, INC.

         This subsidiary was incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the Tomball Field, Harris County, Texas. This subsidiary previously owned controlling working interests in two wells drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity and is planning to dissolve this corporation.

CYPRESS-AMERICAN ENERGY, INC.

         This subsidiary was incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the Cypress Field, Harris County, Texas. This subsidiary previously owned 100% working interest in one 3,000 ft. well drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity and is planning to dissolve this corporation.

DAYTON NORTH FIELD-AMERICAN ENERGY, INC.

         This subsidiary was incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the North Dayton Field, Liberty County, Texas. This subsidiary previously owned an interest in two 4,200 ft. wells drilled and ready for completion and one 2,500 ft. producing well, along with 300 acres. This property has been consolidated into the parent company and the Company is planning to dissolve this corporation.

NASH DOME FIELD-AMERICAN ENERGY, INC.

         This subsidiary was incorporated by the parent in March, 1995, as a wholly owned subsidiary to develop the Nash Dome Field, Ft. Bend County, Texas. This subsidiary previously owned an interest in three 4,200 ft. producing wells in addition to 900 acres to be developed. The Company has elected to abandon development of this area relative to its core areas of activity. This property has been consolidated into the parent company and management is planning to dissolve this corporation.

SIMMONS OIL COMPANY, INC.

         This subsidiary was acquired in October 1994. The properties of this company have been redistributed to other field specific subsidiaries, and at present, this subsidiary is planned for dissolution in the coming fiscal year.

SIMMONS DRILLING CO., INC.

         This entity is a subsidiary of Simmons Oil Company, Inc., which originally held 4 drilling rigs, 2 service rigs, and associated drilling and completion equipment, including bulldozers, trucks, etc. This equipment is being consolidated into The American Energy Operating Corp., and this company is scheduled to be dissolved in the coming fiscal year.

SEQUOIA OPERATING COMPANY, INC.

         This entity is a subsidiary of Simmons Oil Company, Inc., which originally operated Simmons Oil Company, Inc.'s properties. The wells that this company operated are systematically being consolidated into the operations of The American Energy Operating Corp., and this company is scheduled to be dissolved in the coming fiscal year.

POLICY OF CONSOLIDATION

         As a policy, the Company is currently evaluating the consolidation of its properties in the various subsidiaries into a more centralized structure which would entail dissolving most of the above described companies and creating a more streamlined approach to its activities.

RESULTS OF OPERATIONS

         The Company produced $641,203 in oil revenues in the year ended June 30, 1998, as compared to $283,485 in oil revenues in the year ended June 30, 1997. This represents an increase of 226% from the prior years oil revenues. The Company sold a total of 42,663 net barrels attributable to its interest from properties which it developed, as compared with 14,241 net barrels attributable to the Company's net interest in the prior year. This reflects a 299% increase in net production to the company's interest. However, product prices declined from the prior year's average price per barrel of $19.90 to an average in the current fiscal year of $15.03.

         The Company produced oil revenues of $641,203 and incurred production costs of $258,032 and an amortization charge of $270,927, thereby generating net results from production operations of a net profit of $112,244 vs. a net profit of $166,659 in the prior fiscal year ending June 30, 1997. Net results for the period were adversely affected by the 24% decline in average price per barrels of oil sold.

         With respect to operating costs, because of the sustained period in which the wells were shut in during the year, the Company's financial statement reflects an increase in its lifting costs per barrel from $5.89 per barrel in the prior fiscal year to $6.05 per barrel in the current fiscal year. Management anticipates that these "per barrel" lifting costs will be reduced considerably as the wells are placed on line with sustained and uninterrupted production.

         The Company sustained an overall operating loss of $527,991. Charges to revenues included a relatively large amount of legal and professional expenses in the amount of $541,031 which the Company considers to be a non-recurring item. Management believes that the litigation that the Company has experienced will not cause a detrimental effect to the shareholders of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company increased total assets to $20,864,635 at June 30, 1998 compared to $13,092,370 as of June 30, 1997. This has been primarily due to the sale of equity by the Company.
These equity sales were sales of stock and the exercise of warrants.

         Shareholders equity increased to $17,476,355 at June 30, 1998 compared to $10,457,095 at June 30, 1997. This reflects an increase of $7,019,260 or 67%.

         The Company has increased its "book value" per share, on a fully diluted basis (excluding warrant exercise), by approximately 34% from $0.41 per share at June 30, 1997 to $0.55 per share at the end of the current fiscal year. This has been primarily through the sale of equity and warrant exercise in the Company at prices higher than its book value per share.

         In the current year, the Company expended an additional $3,375,233 in connection with exploration related activities on its Pakistan Concession, bringing the costs attributable to this project to a total of $5,433,328 as of June 30, 1998. The Company anticipates additional expenditures in the coming year associated with this project to be approximately $2.5 Million. The second exploratory well is expected to begin drilling in late 1998.

         While the Company continues to initiate drilling, completion, workover, and evaluation operations on its fields, most of the wells remain in shut in status due to the need for additional work. Reservoir studies on many of its properties cannot begin until this evaluation stage has been completed. The capital for completing this process is now being provided through combined equity placements completed prior to and subsequent to June 30, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not enter into market risk sensitive transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements for the fiscal years ended June 30, 1998, 1997, and 1996 including supplementary data, if required, are included as set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY (FN 1)

NAME                 AGE        POSITION

Bradley J. Simmons    43        Director, President and Chief Accounting Officer

Gerald Agranoff       51        Director, Vice President, Treasurer

Don D. Henrich        52        Director

Linda F. Gann         42        Secretary

-----------------------------
FN 1 David L. Cox died in June, 1998. He had been a Director and the Secretary of the Company.

BRADLEY J. SIMMONS
PRESIDENT, DIRECTOR & C.E.O.
PRESIDENT, HYCARBEX-AMERICAN ENERGY, INC.

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

DON D. HENRICH
DIRECTOR

Don D. Henrich is President and CEO of Maverick Drilling Co., Inc., a position which he has held since 1977. Maverick Drilling Co. Inc. is an Austin, Texas based drilling contractor with five land based drilling rigs in Texas. Maverick has drilled twenty wells for the Company over the past two years. Mr. Henrich had joined Maverick in 1975 as vice president. He graduated from Tarleton University in 1968 with a BS in Business Administration, and was a sales representative for Xerox Corporation in Austin from 1970 to 1975. Mr. Henrich joined the Board of Directors of the Company on June 29, 1998.

LINDA F. GANN
SECRETARY

Linda F. Gann was appointed Secretary of the Company on June 18, 1998. She has been employed by the Company since January, 1995, where she has held various positions including Office Manager,

Accounting Supervisor, and Assistant to the President. Prior to her employment with the company, she was employed by Igloo Corporation, where she was Production Manager. She had previously worked for Guaranty National Bank in Accounting and Commercial Customer Service. Ms. Gann has pursued various course work in attempting to obtain a college degree, subject to the constraints of her workload and responsibilities at the Company.

DIRECTOR COMPENSATION

         Upon becoming a Director, each Director received a warrant to acquire up to 125, 000 shares of common stock of the Company. Each year thereafter, each Director is to receive an additional warrant to acquire up to 75,000 shares of common stock of the Company. These warrants were immediately exercisable and expire seven years from the date that the warrant is issued.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
1934

         Bradley J. Simmons, Gerald N. Agranoff, Don D. Henrich and Linda F. Gann each failed to timely file one Form 5, all of which were subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION             LONG TERM COMPENSATION
                       --------------------------------------   -----------------------
                                                   AWARDS                       PAYOUTS
                                           OTHER   ----------                   -------   ALL
NAME AND                                   ANNUAL  RESTRICTED   SECURITIES                OTHER
PRINCIPAL                                  COMPEN- STOCK        UNDERLYING      LTIP      COMPEN-
POSITION     YEAR     SALARY (1)    BONUS  SATION  AWARDS       OPTIONS/SARS    PAYOUTS   SATION
----------   -----    ----------   ------  ------  ---------    ------------    -------   ------
Bradley J     1998    $  110,000   12,000   -0-      -0-             525,000       -0-      -0-
Simmons       1997    $  100,000   25,000   -0-      -0-             200,000       -0-      -0-
CEO           1996    $   62,000    -0-     -0-      -0-              33,391       -0-      -0-

EMPLOYMENT AGREEMENTS

         The Company does not have any employment agreements.

MANAGEMENT INCENTIVE POOL

         The Board of Directors approved granting the key employees of the Company involved with the development of the Jacobabad Concession and the Domestic Properties a 1% Overriding Royalty Interest. This Royalty Interest Pool will be re-apportioned as key employees are added and according to certain performance criteria with respect to the Pakistan and United States operations.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                    PERCENT OF                                  POTENTIAL REALIZABLE VALUE AT
                  NUMBER OF         TOTAL                                       ASSUMED ANNUAL RATES OF
                  SECURITIES        OPTIONS/SARS                                STOCK PRICE APPRECIATION FOR
                  UNDERLYING        GRANTED TO       EXERCISE                   OPTION TERM
                  OPTIONS/SARS      EMPLOYEES        OR BASE                    -----------------------------
                  GRANTED           IN FISCAL        PRICE    EXPIRATION
NAME                 (#)            YEAR             ($/SH)   DATE              5% ($)           10% ($)
----------        -------------     ------------     -------  ----------        --------         ----------
Bradley J.        150,000           8.8%             $2.31    11/4/04           $720,000         $1,065,000
Simmons           125,000           7.3%             $1.25    5/1/05            $776,250         $1,137,500
                  250,000           14.6%            $3.97    6/18/05           $872,500         $1,595,000

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                     NUMBER OF
                                                     SECURITIES                 VALUE OF
                                                     UNDERLYING                 UNEXERCISED
                                                     UNEXERCISED                IN-THE-MONEY
                                                     OPTIONS/SARS AT            OPTIONS/SARS AT
                                                     FISCAL YEAR-END            FISCAL YEAR-END
                  SHARES            VALUE                   (#)                          ($)
                  ACQUIRED ON       REALIZED         EXERCISABLE/               EXERCISABLE/
NAME              EXERCISE  (#)      ($)             UNEXERCISABLE              UNEXERCISABLE
----------        -------------     --------         ----------------           ----------------
Bradley J.        -0-               -0-              725,000 / -0-              $2,078,500 / -0-
Simmons

STOCK PRICE PERFORMANCE GRAPH

      The below graph compares the cumulative total stockholder return of The American Energy Group, Inc. Common Stock from June 30, 1994 through June 30, 1998, with Standard & Poors 500 Index (the Company's Broad Market Index) and with Standard & Poors Oil Composite Index (the Company's Peer Group Index). The graph assumes that the value of the investment in The American Energy Group, Inc. Common Stock and each index was $100 on June 30, 1994, and that all dividends, if any, were reinvested. The comparisons in this table are not intended to forecast or be indicative of possible future price performance.

              COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN OF
          THE AMERICAN ENERGY GROUP, INC., THE S&P 500 INDEX (BROAD
      MARKET INDEX), AND THE S&P OIL COMPOSITE INDEX (PEER GROUP INDEX)

                                          1994  1995  1996  1997  1998
                                          ----  ----  ----  ----  ----

The American Energy Group, Inc...........  100   100     85  107   139
Broad Market Index.......................  100   116   142   189   235
Peer Group Index.........................  100   102   129   156   191

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has two classes of voting equity securities, Common and Convertible Preferred, which are combined to accumulate the total voting shares of the Company.

         The following table sets forth certain information as of November 1, 1998, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                               NUMBER          PERCENT
NAME                             TYPE        OF SHARES        OF CLASS
-------------------------     ----------    -----------     ---------------
Bradley J. Simmons (FN 1)       Common.       1,337,449          4.6%
                              Conv. Pref.         8,225          1.6%

Gerald N. Agranoff (FN 2)       Common        1,131,375          3.9%
                              Conv. Pref.        32,500          6.1%

Don D. Henrich (FN 3)           Common          200,000          0.7%

Linda F. Gann (FN 4)            Common           60,600          0.3%


The Farrington Family Trust     Common        3,394,880         11.8%
                               Conv Pref        161,245         30.2%

All officers and directors      Common        2,729,474          9.3%
as a group (four persons)     Conv. Pref.        40,725          7.7%

--------------

(FN 1) Includes options to purchase shares of common stock which are presently exercisable at prices as follows:

         An option to purchase up to 200,000 shares at an exercise price of
           $1.38 per share.
         An option to purchase up to 150,000 shares at an exercise price of
           $2.31 per share.
         An option to purchase up to 125,000 shares at an exercise price of $1.25 per share.

         An option to purchase up to 250,000 shares at an exercise price of $3.97 per share.

(FN 2) Includes options to purchase shares of common stock which are presently exercisable at prices as follows:

         An option to purchase up to 125,000 shares at an exercise price of
           $1.38 per share.
         An option to purchase up to 150,000 shares at an exercise price of
           $2.31 per share.
         An option to purchase up to 125,000 shares at an exercise price of
           $1.25 per share.
         An option to purchase up to 250,000 shares at an exercise price of $3.97 per share.

(FN 3) Includes options to purchase shares of common stock which are presently exercisable at prices as follows:

         An option to purchase up to 50,000 shares at an exercise price of $2.00 per share.
         An option to purchase up to 25,000 shares at an exercise price of $4.00 per share. An option to purchase up to 125,000 shares at an exercise price of $5.31 per share.

(FN 4) Includes options to purchase shares of common stock which are presently exercisable at prices as follows:

         An option to purchase up to 5,000 shares at an exercise price of $1.25 per share.
         An option to purchase up to 55,000 shares at an exercise price of $3.97 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NONE

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON FORM 8-K.

         FINANCIAL STATEMENT SCHEDULES

         The Financial Statement Schedules required herein are included as set forth beginning on page F-1.

         EXHIBITS

         3.1      *        Articles of Incorporation as amended
         3.2      *        Bylaws as amended
         4.1      *        Form of Common Stock Certificate
         4.2      *        Designation Certificate of Preferred Stock
         21.1     *        Subsidiaries
         27.1     *        Financial Data Schedule
         --------

                  *        Filed herewith

         REPORTS FILED ON FORM 8-K

         On August 13, 1997, the Company filed a Current Report on Form 8-K for events which occurred on June 1, 1997, July 30, 1997, August 1, 1997 and August 12, 1997, which reported the acquisition of assets and other events.

         On December 16, 1997, the Company filed a Current Report on Form 8-K for events which occurred on December 3, 1997, which reported other events.

         On May 26, 1998, the Company filed a Current Report on Form 8-K for events which occurred on May 15, 1998, which reported other events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 1998.


                                THE AMERICAN ENERGY GROUP, LTD.
                                by:   /s/ Bradley J. Simmons
                                Director, President and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    SIGNATURE                         TITLE                      DATE
    ---------                         -----                      ----
/s/ Bradley J. Simmons       Director, President             November 16, 1998.
                             and Chief Accounting Officer

/s/ Gerald Agranoff          Director, Vice President        November 16, 1998.
                             Treasurer

/s/ Don D. Henrich           Director                        November 16, 1998.

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998, 1997 AND 1996

                                 C O N T E N T S

Independent Auditors' Report ......................................         F-3

Consolidated Balance Sheets .......................................         F-4

Consolidated Statements of Operations .............................         F-6

Consolidated Statements of Stockholders' Equity ...................         F-7

Consolidated Statements of Cash Flows .............................         F-11

Notes to the Consolidated Financial Statements ....................         F-13

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
The American Energy Group, Ltd. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. The Companies have experienced recurring losses from operations which raises substantial doubt about the entities' ability to continue as going concerns. Management's plans with regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
October 31, 1998

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                               JUNE 30,
                                                                    ----------------------------
                                                                         1998            1997
                                                                    ------------    ------------
CURRENT ASSETS
   Cash (Notes 1 and 2) .........................................   $  3,214,205    $  3,132,294
   Receivables ..................................................          8,984          70,989
   Receivable-related party (Note 3) ............................           --             9,702
   Investments ..................................................          3,300            --
   Other current assets .........................................        113,118          63,984
                                                                    ------------    ------------

     Total Current Assets .......................................      3,339,607       3,276,969
                                                                    ------------    ------------
OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (Notes 1 and 4)

   Properties being amortized ...................................     12,203,925       5,618,847
   Properties not subject to amortization .......................      5,433,328       3,990,489
   Accumulated amortization .....................................       (303,927)        (33,000)
                                                                    ------------    ------------
     Net Oil and Gas Properties .................................     17,333,326       9,576,336
                                                                    ------------    ------------
OTHER PROPERTY AND EQUIPMENT (Note 1)

   Drilling and related equipment ...............................        246,494         246,494
   Vehicles .....................................................        126,146         126,146
   Office equipment .............................................         34,839          23,021
   Accumulated depreciation .....................................       (218,627)       (159,446)
                                                                    ------------    ------------
     Net Other Property and Equipment ...........................        188,852         236,215
                                                                    ------------    ------------
OTHER ASSETS

   Deposits .....................................................          2,850           2,850
                                                                    ------------    ------------
     Total Other Assets .........................................          2,850           2,850
                                                                    ------------    ------------
     TOTAL ASSETS ...............................................   $ 20,864,635    $ 13,092,370
                                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     JUNE 30,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
CURRENT LIABILITIES
   Accounts payable ....................................   $  2,366,880    $    545,987
   Accrued liabilities .................................        322,723         296,970
   Current portion of capital lease obligations (Note 6)          6,985           4,565
   Current portion of notes payable and long-term
     debt (Note 5) .....................................        250,876       1,123,899
                                                           ------------    ------------
     Total Current Liabilities .........................      2,947,464       1,971,421
                                                           ------------    ------------
LONG-TERM LIABILITIES

   Notes payable and long-term debt (Note 5) ...........        428,280         649,737
   Capital lease obligations (Note 6) ..................         12,536          14,117
                                                           ------------    ------------
     Total Long-Term Liabilities .......................        440,816         663,854
                                                           ------------    ------------
     Total Liabilities .................................      3,388,280       2,635,275
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 7, 8 and 9)

   Convertible voting preferred stock; par value $0.001
    per share; authorized 15,000,000 shares;
    outstanding 535,462 and 1,075,558, respectively ....            535           1,076
   Common stock; par value $0.001 per share;
    authorized 80,000,000 shares; 28,927,872 and
    22,509,293 shares issued and 28,927,872 and
    19,859,293 shares outstanding, respectively ........         28,928          22,509
   Capital in excess of par value ......................     19,050,101      13,893,728
   Common stock subscriptions receivable ...............           --        (2,385,000)
   Accumulated deficit .................................     (1,603,209)     (1,075,218)
                                                           ------------    ------------
     Total Stockholders' Equity ........................     17,476,355      10,457,095
                                                           ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $ 20,864,635    $ 13,092,370
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   FOR THE YEARS ENDED JUNE 30,
                                           --------------------------------------------
                                                1998            1997            1996
                                           ------------    ------------    ------------
REVENUE
   Oil and gas sales ...................   $    641,203    $    283,485    $     50,390
                                           ------------    ------------    ------------
     Total Revenue .....................        641,203         283,485          50,390
                                           ------------    ------------    ------------
EXPENSES

   Lease operating and production costs         258,032          83,826          81,087
   Legal and professional ..............        541,031         143,622         129,866
   Administrative labor ................        122,089          77,194         118,827
   Depreciation and amortization expense        275,803          37,416           2,163
   Other general and administrative ....        144,172         113,625         136,521
                                           ------------    ------------    ------------
     Total Expenses ....................      1,341,127         455,683         468,464
                                           ------------    ------------    ------------
NET OPERATING LOSS .....................       (699,924)       (172,198)       (418,074)
                                           ------------    ------------    ------------
OTHER INCOME (EXPENSES)

   Interest income .....................         99,958          22,416           8,768
   Interest expense ....................         (6,460)        (43,224)        (91,890)
   Loss on investments .................        (44,647)           --              --
   Gain (loss) on sale of assets .......           --            19,000          (2,390)
                                           ------------    ------------    ------------
     Total Other Income (Expenses) .....         48,851          (1,808)        (85,512)
                                           ------------    ------------    ------------
NET LOSS BEFORE EXTRAORDINARY
 ITEM ..................................       (651,073)       (174,006)       (503,586)

EXTRAORDINARY ITEM (Note 11) ...........        123,082          17,343            --
                                           ------------    ------------    ------------
NET LOSS ...............................   $   (527,991)   $   (156,663)   $   (503,586)
                                           ============    ============    ============
BASIC LOSS PER COMMON SHARE ............   $     (0.020)   $     (0.014)   $     (0.076)
                                           ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ....................     26,252,631      11,548,539       6,650,850
                                           ============    ============    ============
FULLY DILUTED LOSS PER
 COMMON SHARE ..........................   $     (0.014)   $     (0.006)   $     (0.028)
                                           ============    ============    ============
FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING ....................     38,374,941      27,174,937      17,997,688
                                           ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 1998, 1997 and 1996

                                                                  CONVERTIBLE VOTING                         COMMON
                                          COMMON STOCK              PREFERRED STOCK           CAPITAL        STOCK
                                    ------------------------    ------------------------     EXCESS OF   SUBSCRIPTIONS  ACCUMULATED
                                      SHARES       AMOUNT         SHARES       AMOUNT        PAR VALUE     RECEIVABLE    DEFICIT
                                    -----------  -----------    -----------  -----------    -----------  -------------  -----------

Balance, June 30, 1995 ............   5,906,828  $     5,907      2,185,721  $     2,186    $ 2,975,760  $        --    $  (414,969)

Common stock issued upon
 conversion of preferred shares ...     285,375          285        (57,075)         (57)          (228)          --           --

Charge stock issuance costs
 to the proceeds of the offering ..        --           --             --           --         (114,918)          --           --

Common stock issued for cash
 at $1.00 per share ...............     500,000          500           --           --          499,500           --           --

Cancellation of common stock ......     (72,000)         (72)          --           --               72           --           --

Net (loss) for the year ended
 June 30, 1996 ....................        --           --             --           --             --             --       (503,586)
                                    -----------  -----------    -----------  -----------    -----------  -------------  -----------
Balance, June 30, 1996 ............   6,620,203        6,620      2,128,646        2,129      3,360,186           --       (918,555)

Common stock issued for
 oil and gas properties ...........     287,500          288           --           --          474,712           --           --

Common stock issued upon
 conversion of preferred shares ...   5,265,424        5,265     (1,053,088)      (1,053)        (4,213)          --           --

Cancellation of common stock ......    (500,000)        (500)          --           --              500           --           --

Common stock issued as part of
 joint venture buy out at $1.00 per
 share ............................     250,000          250           --           --          249,750           --           --
                                    -----------  -----------    -----------  -----------    -----------  -------------  -----------
Balance forward ...................  11,923,127  $    11,923      1,075,558  $     1,076    $ 4,080,935  $        --    $  (918,555)
                                    -----------  -----------    -----------  -----------    -----------  -------------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 1998, 1997 and 1996

                                                                        CONVERTIBLE VOTING                 COMMON
                                                      COMMON STOCK       PREFERRED STOCK      CAPITAL       STOCK
                                                   -------------------  -----------------    EXCESS OF   SUBSCRIPTIONS  ACCUMULATED
                                                     SHARES     AMOUNT    SHARES   AMOUNT    PAR VALUE    RECEIVABLE      DEFICIT
                                                   ----------  -------  ---------  ------  ------------   -----------   -----------
Balance forward .................................  11,923,127  $11,923  1,075,558  $1,076  $  4,080,935   $      --     $  (918,555)

Common stock issued for
 retirement of notes payable at
 $1.00 per share ................................     150,000      150       --      --         149,850          --            --

Common stock issued for services
 rendered at $1.00 per share ....................      30,500       30       --      --          30,470          --            --

Common stock issued to an officer
 as a bonus at $1.00 per share ..................     100,000      100       --      --          99,900          --            --

Common stock issued in satisfaction of
 accounts payable at $.78 per share .............      31,000       31       --      --          24,024          --            --

Common stock issued for cash
  at $1.00 per share ............................     350,000      350       --      --         349,650          --            --

Common stock issued for cash
  at $.95 per share .............................   7,274,666    7,275       --      --       6,922,635          --            --

Common stock subscriptions at
 $.90 per share .................................   2,650,000    2,650       --      --       2,382,350    (2,385,000)         --

Offering costs related to sales of
  common stock ..................................        --       --         --      --        (146,086)         --            --

Net (loss) for the year ended
 June 30, 1997 ..................................        --       --         --      --            --            --        (156,663)
                                                   ----------  -------  ---------  ------  ------------   -----------   -----------
Balance, June 30, 1997 ..........................  22,509,293  $22,509  1,075,558  $1,076  $ 13,893,728   $(2,385,000)  $(1,075,218)
                                                   ----------  -------  ---------  ------  ------------   -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 1998, 1997 and 1996

                                                                      CONVERTIBLE VOTING                    COMMON
                                                 COMMON STOCK          PREFERRED STOCK       CAPITAL        STOCK
                                           ----------------------   --------------------    EXCESS OF    SUBSCRIPTIONS  ACCUMULATED
                                             SHARES       AMOUNT      SHARES      AMOUNT    PAR VALUE     RECEIVABLE      DEFICIT
                                           -----------   --------   ----------   -------   ------------   -----------   -----------
Balance, June 30, 1997 ..................   22,509,293   $ 22,509    1,075,558   $ 1,076   $ 13,893,728   $(2,385,000)  $(1,075,218)

Common stock issued for cash
 at $0.65 per share as a result
 of a prior year placement ..............      405,562        406         --        --          264,595          --            --

Common stock issued for cash
 at $1.00 per share .....................      550,000        550         --        --          549,450          --            --

Common stock issued for cash
 at $1.50 per share .....................    2,610,000      2,610         --        --        3,912,390          --            --

Common stock issued upon
 conversion of preferred shares .........    2,700,485      2,700     (540,096)     (541)        (2,159)         --            --

Common stock issued for
 retirement of notes payable at
 $2.31 per share ........................      140,383        140         --        --          325,137          --            --

Common stock issued for oil
 and gas properties at $1.50 per
 share ..................................      150,000        150         --        --          224,850          --            --

Common stock issued for services
 rendered at $1.50 per share ............       77,982         78         --        --          116,895          --            --

Cancellation of common stock ............     (565,833)      (565)        --        --              565          --            --

Common stock issued in connection
 with a settlement with prior
 shareholders (Note 8) ..................      350,000        350         --        --             (350)         --            --
                                           -----------   --------   ----------   -------   ------------   -----------   -----------

Balance forward .........................   28,927,872   $ 28,928      535,462   $   535   $ 19,285,101   $(2,385,000)  $(1,075,218)
                                           -----------   --------   ----------   -------   ------------   -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 1998, 1997 and 1996

                                                                      CONVERTIBLE VOTING                   COMMON
                                                 COMMON STOCK          PREFERRED STOCK      CAPITAL        STOCK
                                             ---------------------   -------------------   EXCESS OF    SUBSCRIPTIONS  ACCUMULATED
                                               SHARES      AMOUNT     SHARES     AMOUNT    PAR VALUE     RECEIVABLE      DEFICIT
                                             ----------  ---------  ---------  ---------  ------------   -----------   -----------
Balance forward ...........................  28,927,872  $  28,928    535,462  $     535  $ 19,285,101   $(2,385,000)  $(1,075,218)

Cash received on subscriptions
 receivable ...............................        --         --         --         --            --       2,385,000          --

Offering costs related to sales of
 common stock .............................        --         --         --         --        (235,000)         --            --

Net (loss) for the year ended
 June 30, 1998 ............................        --         --         --         --            --            --        (527,991)
                                             ----------  ---------  ---------  ---------  ------------   -----------   -----------

Balance, June 30, 1998 ....................  28,927,872  $  28,928    535,462  $     535  $ 19,050,101   $      --     $(1,603,209)
                                             ==========  =========  =========  =========  ============   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                                  -------------------------------------------------
                                                                                      1998                1997              1996
                                                                                  -----------         -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss ..............................................................        $  (527,991)        $  (156,663)        $(503,586)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization .......................................            331,037              88,719            53,069
     Less amount capitalized to oil and gas properties ...................            (55,234)            (51,303)          (50,906)
     Common stock issued for services rendered ...........................            116,973             130,500              --
     Loss on investment ..................................................             44,647                --                --
   Changes in operating assets and liabilities:
     Decrease (increase) in receivables ..................................             62,005             (65,801)            6,900
     Decrease (increase) in receivables-related party ....................              9,702              (9,702)             --
     Decrease (increase) in other current assets .........................            (49,134)            (63,984)              903
     Decrease in joint venture receivables ...............................               --                 4,000            64,727
     Decrease in deposits ................................................               --                   275               665
     Increase (decrease) in accounts payable .............................          1,820,893             294,070           171,522
     Increase (decrease) in accrued liabilities and
      other current liabilities ..........................................             25,753              (6,438)          205,891
                                                                                  -----------         -----------         ---------
       Net Cash Provided (Used) by
        Operating Activities .............................................          1,778,651             163,673           (50,815)
                                                                                  -----------         -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from disposal of property and equipment ......................               --                51,001             5,190
   Purchase of investments ...............................................            (47,947)               --                --
   Expenditures for unproved oil and gas properties ......................         (7,708,841)         (4,024,056)         (713,378)
   Expenditures for other property and equipment .........................             (7,959)            (53,885)             --
                                                                                  -----------         -----------         ---------
       Net Cash (Used) by Investing Activities ...........................         (7,764,747)         (4,026,940)         (708,188)
                                                                                  -----------         -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable and long-term
    liabilities ..........................................................               --               120,000           381,200
   Proceeds from issuance of common stock ................................          4,730,001           7,279,910           500,000
   Expenditures for offering costs .......................................           (235,000)           (146,086)         (114,918)
   Cash received on stock subscription ...................................          2,385,000                --                --
   Payments on notes payable and long-term
    liabilities ..........................................................           (811,994)           (682,961)          (55,074)
                                                                                  -----------         -----------         ---------
       Net Cash Provided by Financing Activities .........................        $ 6,068,007         $ 6,570,863         $ 711,208
                                                                                  -----------         -----------         ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                                  -------------------------------------------------
                                                                                      1998                1997              1996
                                                                                  -----------         -----------         ---------
NET INCREASE (DECREASE) IN CASH ........................................          $   81,911          $2,707,596          $ (47,795)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR .....................................................           3,132,294             424,698            472,493
                                                                                  ----------          ----------          ---------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR ...............................................................          $3,214,205          $3,132,294          $ 424,698
                                                                                  ==========          ==========          =========

CASH PAID FOR:

   Interest ............................................................          $   40,020          $   39,105          $  91,890
   Income taxes ........................................................          $     --            $     --            $    --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of oil
     and gas properties ................................................          $  225,000          $  725,000          $    --
   Common stock issued to retire notes payable
     and accounts payable ..............................................          $  325,277          $  174,055          $    --
   Notes payable for acquisition of oil and gas
     properties ........................................................          $     --            $1,121,866          $    --
   Notes payable and capital lese obligations
     for acquisition of other property and equipment ...................          $   13,159          $   51,046          $    --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996


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

              Effective September 30, 1994, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Simmons Oil Company, Inc. (Simmons), a Texas Corporation, in exchange for the issuance of certain convertible voting preferred stock (see Note 7). The acquisition included wholly owned subsidiaries of Simmons, Sequoia Operating Company, Inc. and Simmons Drilling Company, Inc. The acquisition was recorded at the net book value of Simmons of $1,044,149 which approximates fair value.

              During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see Note 4) and a future $200,000 production payment if certain conditions are met. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

              The Company and its subsidiaries (the Companies) are principally in the business of acquisition, exploration, development and production of oil and gas properties.

              b. Continued Existence

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              c. Accounting Methods

              The Company's consolidated financial statements are prepared using the accrual method of accounting.

              Oil and Gas Properties-

              The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended June 30, 1998 and 1997 was $84,448 and $31,028, respectively. In addition, depreciation capitalized during the years ended June 30, 1998 and 1997 totaled $55,234 and $51,303, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1998, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $270,927 and $33,000 has been recognized in the accompanying consolidated financial statements for the years ended June 30, 1998 and 1997, respectively, on proved and impaired or abandoned oil and gas properties.

              d. Principles of Consolidation

              The consolidated financial statements include the Company and its wholly-owned subsidiaries as detailed previously. All significant intercompany accounts and transactions have been eliminated in consolidation.

              e. Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f. Property and Equipment and Depreciation

              Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 1998 and 1997, the Companies incurred total depreciation of $60,111 and $55,719, respectively.

              In accordance with full cost accounting, $55,234 and $51,303 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 1998 and 1997, respectively, as previously discussed.

              g. Basic Net Loss Per Share of Common Stock

              The basic net loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share. Stock warrants and preferred shares have been included in the fully diluted loss per share.

              h. Change in Accounting Principle

              The Companies adopted Statement of Financial Accounting Standards
              (SFAS) No. 128, "Earnings Per Share" during the year ended June 30, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis EPS. As permitted by SFAS No. 128, the Companies have retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

              i. Concentrations of Risk

              From time to time the cash balances in the Companies bank accounts exceed Federally insured limits. At June 30, 1998 and 1997, the balances in excess of the limits were approximately $3,014,200 and $2,622,700, respectively. Of these balances, approximately $964,000 and $0, respectively, was in the country of Pakistan.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j. Foreign Operations

              A significant portion of the assets of the Companies relate to an oil and gas concession located in the country of Pakistan (see
              Note 4). Pakistan has experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other merging markets in which the Companies are conducting operations. The Companies may be materially adversely affected by possible political or economic instability in Pakistan. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in drilling or investment policies or shifts in the prevailing political climate in Pakistan could adversely affect the Companies business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and well safety. The effect of these factors cannot be accurately predicted.

              k. Use of Estimates

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

NOTE 2 -      CERTIFICATES OF DEPOSIT

              As of June 30, 1998 and 1997, the Companies held three certificates of deposit totaling $318,538 and $300,000, respectively, at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at June 30, 1998 and 1997.

NOTE 3 -      RECEIVABLES-RELATED PARTY

              Periodically, the Company makes advances to and receives advances from officers and directors of the Company. As of June 30, 1997, the Company had a net receivable from the president of the Company totaling $9,702. Subsequent to June 30, 1997, these advances were repaid to the Company.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 4 -      OIL AND GAS PROPERTIES

              At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites were available for further exploration and development. During the years ended June 30, 1998 and 1997, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years.

              On March 10, 1995, American Energy - Deckers Prairie, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with an unrelated entity to accept the transfer of all right, title and interest to certain oil and gas leases located in the State of Texas along with all personal property and equipment located on and used in connection with those leases. In exchange, American Energy - Deckers Prairie, Inc. assumed all contractual covenants related to those oil and gas leases. The selling entity had previously sold working interests in these oil and gas leases totaling from 33% to 48% depending on the property.

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

              At June 30, 1997, the Companies had been unable to satisfy this obligation and the financial guaranty bond securing the payment of the Drilling Investor Notes had not been enforced, although the Companies intended to satisfy this obligation. Most of the obligation was settled during the year ended June 30, 1998 by issuing 140,383 shares of common stock valued at $325,278. Accordingly, the value of the acquisition of these working interest has been included in the accompanying consolidated financial statements as part of the cost of oil and gas properties along with the corresponding remaining liability (See Note 5).

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 4 -      OIL AND GAS PROPERTIES (Continued)

              On April 6, 1995, Hycarbex entered into a concession agreement with and was issued an exploration license by the President and the Federal Government of the Islamic Republic of Pakistan. This agreement and license relate to oil and gas property known as the "Jacobabad Block" (Block 2768-4) or the Pakistan concession and entitles Hycarbex to a 95% working interest in the property. The exploration license has been issued for a period of three years. During the first year Hycarbex expended the minimum required $26,000 for processing and interpreting data already available. In the second year which was included in the year ended June 30, 1997, Hycarbex performed the minimum seismic work, evaluating and interpreting the data from the work performed. As part of the agreement, Hycarbex was to drill one exploratory well prior to April 1998 to an agreed upon depth. During May 1998, the Company obtained preliminary results of its first Middle Indus Basin exploratory well in Pakistan. The well was spudded during March 1998 and was drilled to total depth during May 1998. Based upon the results, the Company extended its exploration license on the Jacobabad concession for one year with a commitment to drill another well by April 1999. Having completed its three years of work requirements and initial license term, the Company, per the provisions of the original exploration license, relinquished 20% of the acreage originally held under the concession, thereby retaining approximately one million acres for further exploration and development. The relinquished acreage is not part of the potentially productive structure to be evaluated by the Company on the Jacobabad concession.

              On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid and the option exists for the life of the Pakistan concession. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of June 30, 1998.

              As part of compensation arrangements with key management, the Company established a royalty pool consisting of a 1% overriding royalty on the Pakistan concession upon discovery and establishment of production.

              The concession agreement also required Hycarbex to provide a bank guaranty for $551,000 which was done by an unrelated surety company. That surety company received common stock of the Company as compensation for providing the bond.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 4 -      OIL AND GAS PROPERTIES (Continued)

              In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 5). This liability may be paid during each year in the form of $10,000 per drill site and certain royalty payments.

              During the year ended June 30, 1997, the Companies received $800,000 as a joint venture investment in certain of the Companies oil and gas properties. In June 1997, the Companies entered into agreements representing $500,000 of the joint venture investors to repurchase their interests for a total of 250,000 shares of common stock and notes payable totaling $389,000 (see Notes 8 and 5, respectively). During the year ended to June 30, 1998, the Companies acquired the remaining $300,000 joint venture interest for 150,000 shares of common stock (valued at $1.50 per share) and a note payable of $121,564 with additional payments made to that individual prior to the consummation of that transaction.

NOTE 5 -      NOTES PAYABLE AND LONG-TERM DEBT

              The following is a summary of notes payable and long-term debt as of June 30, 1998 and 1997:

                                                                                                       1998                  1997
                                                                                                    ---------           -----------
Note payable bearing no interest; payable $175,000 the first year and $250,000 annually thereafter until paid in full; secured by certain oil and gas property
 and equipment ...........................................................................          $ 723,463           $   915,000

Notes payable bearing no interest; due in monthly
 installments of $64,834; secured by joint venture
 interests in certain oil and gas properties .............................................               --                 389,000

8.5% note payable to a financial institution due in monthly
 installments of $950 for 36 months; secured
 by two vehicles .........................................................................             19,261                28,520

10% notes payable, due on demand, unsecured ..............................................               --                 190,000

7% notes payable, due September 15, 1995,
 secured by working interest in oil and gas properties ...................................             44,117               443,250
                                                                                                    ---------           -----------

Total notes payable and long-term debt ...................................................            786,841             1,965,770

Less: unamortized discount ...............................................................           (107,685)             (192,134)
                                                                                                    ---------           -----------

Net notes payable and long-term debt .....................................................            679,156             1,773,636
Less: Current portion of notes payable
         and long-term debt ..............................................................           (250,876)           (1,123,899)
                                                                                                    ---------           -----------

Long-Term Liabilities ....................................................................          $ 428,280           $   649,737
                                                                                                    =========           ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 5 -      NOTES PAYABLE AND LONG-TERM DEBT (Continued)

              The following are the scheduled annual repayments of notes payable and long-term debt:

YEAR ENDING JUNE 30,
        1999 ...............................................            $250,876
        2000 ...............................................             220,879
        2001 ...............................................             207,401
        2002 ...............................................                --
        2003 ...............................................                --
        2004 and thereafter ................................                --
                                                                        --------
                                                                        $679,156
                                                                        ========

              Discounts on non-interest bearing notes payable have been determined using an imputed interest rate of 10%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

NOTE 6 -      CAPITAL LEASE OBLIGATIONS

              The Company entered into certain lease agreements during the years ended June 30, 1998 and 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $694.

              The following are the scheduled annual payments on these capital leases:

         YEAR ENDING JUNE 30,
                 1999 ...........................................      $  8,325
                 2000 ...........................................         7,429
                 2001 ...........................................         3,355
                 2002 ...........................................         3,355
                 2003 ...........................................         3,076
                                                                       --------
Total minimum lease commitments .................................        25,540
Less: Executory costs (such as taxes and insurance)
         included in capital lease payments .....................          (600)
                                                                       --------
Net minimum lease payments ......................................        24,940
Less: amount representing interest ..............................        (5,419)
                                                                       --------
Total capital lease obligations .................................        19,521
Less: current portion ...........................................        (6,985)
                                                                       --------
Total Long-Term Capital Lease Obligations .......................      $ 12,536
                                                                       ========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 7 -      CONVERTIBLE VOTING PREFERRED STOCK

              On September 22,1994, the board of directors of the Company approved the issuance of 2,074,521 shares of the authorized preferred stock of the Company, to be issued in a series, to be known as the "Convertible Voting Preferred Stock, $.025 NonCumulative Dividend". A corresponding certificate of issuance was filed with the State of Nevada. Holders of these shares are entitled to a noncumulative, preferential dividend of $.025 per share per annum, when declared by the board of directors, payable from the surplus, net profits or assets of the Company. At any time after September 30, 1999, the board of directors of the Company may elect to redeem this Convertible Voting Preferred Stock at a redemption price of $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be convertible into five shares of the common stock of the Company.

              Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercised before September 30, 1999. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

              During the years ended June 30, 1998, 1997 and 1996, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of the Company's common stock in 1998, 1,053,088 shares of convertible voting preferred stock were converted into 5,265,424 shares of the Company's common stock in 1997 and 57,075 shares of convertible voting preferred stock were converted into 285,375 shares of the Company's common stock in 1996 (Note 8.)

NOTE 8 -      COMMON STOCK

              A total of 285,375 shares of common stock were issued during the year ended June 30, 1996 as a result of the conversion of 57,075 shares of convertible voting preferred stock. During the year ended June 30, 1997, 1,053,088 shares of convertible voting preferred stock were converted into 5,265,424 shares of common stock. During the year ended June 30, 1998, 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of common stock (see Note 7).

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 8 -      COMMON STOCK (Continued)

              As discussed in Note 4, an unrelated foreign entity assumed the investment obligations of another entity in December 1995. In January 1996, the Companies received $500,000 from that foreign entity. In accordance with the terms of the original and assumption agreement, the $500,000 should be applied toward the acquisition of 500,000 shares of the Company's common stock and was reflected accordingly in the accompanying consolidated financial statements as of June 30, 1996. The Company incurred costs in efforts to obtain this funding totaling $114,918. These expenditures have been reflected as stock issuance costs and a decrease in capital in excess of par value in the accompanying consolidated financial statements ended June 30, 1997. This foreign entity defaulted on the performance of the funding commitments and the 500,000 shares of common stock associated with this transaction were canceled as reflected in the accompanying consolidated financial statements for the year ended June 30, 1997. During the year ended June 30, 1998, the Company entered into a settlement agreement with the original investors of the $500,000 and the Company issued 350,000 shares of its common stock in a preliminary settlement. The Company anticipates that a certain portion of these shares may subsequently be returned to the Company and cancelled.

              During the year ended June 30, 1996, and in conjunction with a settlement arrangement with a previous shareholder of Simmons Oil Company, the Company canceled 72,000 shares of common stock originally issued to that individual in conjunction with the acquisition transaction discussed in Note 1.

              In conjunction with a settlement and property exchange agreement executed by the Company in August 1996 as discussed at Note 4, the Company issued 187,500 shares of common stock to an unrelated entity valued at $2.00 per share or $375,000. An additional 100,000 shares of common stock were issued to a former director of the Company in November 1996 in exchange for an interest in oil and gas properties. These shares have been valued at $1.00 per share for a total of $100,000 as included in the accompanying consolidated financial statements.

              During the year ended June 30, 1997, the Company issued 250,000 shares of common stock in conjunction with the buy out of certain joint venture interests in oil and gas properties. These shares have been valued at $1.00 per share or $250,000.

              150,000 shares of common stock were issued during the year ended June 30, 1997 to retire $150,000 of notes payable.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 8 -      COMMON STOCK (Continued)

              The Company received $350,000 of cash during the year ended June 30, 1997 for which 350,000 shares of common stock were issued representing $1.00 per share.

              During the year ended June 30, 1997, the Company sold 7,274,666 shares of common stock for which the Company received $6,929,910 at an average of $0.95 per share. An additional 2,650,000 shares had been issued at June 30, 1997 for which proceeds of $2,385,000 were received during the year ended June 30, 1998. The 2,650,000 shares have been reflected as issued but not outstanding in the accompanying consolidated financial statements at June 30, 1997 with the corresponding $2,385,000 shown as common stock subscriptions receivable. The Company incurred costs associated with this private placement totaling $146,086 which have been reflected as a reduction on capital in excess of par value in the accompanying consolidated financial statements.

              During the year ended June 30, 1998, the Company sold 3,565,562 shares of common stock for which the Company received $4,730,001 at an average of $1.33 per share. The Company incurred costs associated with the sale of common stock of $235,000 which has been reflected as a reduction on capital in excess of par value in the accompanying consolidated financial statements.

              An additional 10,000 shares of common stock were issued during the year ended June 30, 1998 as payment for services rendered. These shares have been valued at $1.50 per share for a total of $15,000.

              140,383 shares of common stock were issued during the year ended June 30, 1998 to retire $325,277 of notes payable at $2.31 per share and were recorded as shares issued for services since no cash was received in the transaction.

              During the year ended June 30, 1998, the Company issued 150,000 shares of common stock in conjunction with the buyout of certain joint venture interests in oil and gas properties. These shares have been valued at $1.50 per share or $225,000.

              In conjunction with a settlement arrangement with a former officer and shareholder, the Company canceled 565,833 shares of common stock originally issued to that individual.

              67,982 shares of common stock were issued during the year ended June 30, 1998 in conjunction with the exercise of 100,000 common stock warrants. The warrants were recorded at $1.50 per share and were recorded as shares issued for services since no cash was received in the transaction.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996

NOTE 9 -      COMMON STOCK WARRANTS

               Prior to the year ended June 30, 1998, the Company had 10,248,608 outstanding warrants. In the current fiscal year ended June 30, 1998, the Company issued a total of 1,985,000 warrants at varying exercise prices and expiration dates. 2,710,000 warrants have been exercised and a total of 78,608 warrants have expired unexercised, leaving a remaining balance of 9,445,000 warrants outstanding as of June 30, 1998. A recap of the various warrants are described below.

               The Board of Directors of the Company have granted to officers and directors 2,335,000 warrants to acquire common shares of the Company under the following conditions:

                       NAME                NUMBER OF SHARES       EXPIRATION DATE       EXERCISE PRICE
               ------------------          ----------------       ---------------       --------------
               Bradley J. Simmons                200,000             4/17/2004                $1.38
                                                 150,000             11/4/2004                $2.31
                                                 125,000             5/1/2005                 $1.25
                                                 250,000             6/18/2005                $3.97
                                           ----------------
                                Total            725,000

               David L. Cox                      300,000             4/17/2004                $1.38
                                                 150,000             11/4/2004                $2.31
                                                 250,000             5/1/2005                 $1.25
                                           ----------------
                                Total            700,000

               Gerald N. Agranoff                125,000             4/17/2004                $1.38
                                                 150,000             11/4/2004                $2.31
                                                 125,000             5/1/2005                 $1.25
                                                 250,000             6/18/2005                $3.97
                                           ----------------
                                Total            650,000

               Linda F. Gann                       5,000             5/1/2005                 $1.25
                                                  55,000             6/18/2005                $3.97
                                           ----------------
                                Total             60,000

               Don D. Henrich                     50,000             3/15/1999                $2.00
                                                  25,000             3/15/1999                $4.00
                                                 125,000             6/29/2005                $5.31
                                           ----------------
                                Total            200,000

               Grand Total                      2,335,000 Warrants

               Management had previously received 78,608 warrants which expired unexercised in April, 1998.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1998, 1997 and 1996


NOTE 9 -       COMMON STOCK WARRANTS (Continued)

               During the year ended June 30, 1997, the Company issued warrants for the issuance of 120,000 shares of common stock at a price of $1.38 per share to various of the Company's attorneys. These warrants were granted on April 17, 1997 and expire April 17, 1999. During the year ended June 30, 1998, 67,892 shares of common stock were issued in lieu of 100,000 of the warrants at $1.38 per share based upon a "cashless exercise formula". These shares are reflected in the accompanying financial statements as shares issued for services at $1.50 per share since no cash was received in the transaction.

               In conjunction with the sale of common stock discussed in Note 8, the Company has issued warrants for 9,325,000 shares of common stock. These warrants have been issued with a grant date of August 12, 1996, exerciseable at $1.50 per share until June 1, 1998 at which time the exercise price increased to $3.00 per share until August 12, 1999, at which time the warrants expire. During the year ended June 30, 1998, a total of 2,610,000 of these warrants were exercised at $1.50 per share, leaving a remaining balance of 6,715,000 warrants, exerciseable at $3.00 per share, unexercised at June 30, 1998.

               During the year ended June 30, 1998, the Company established a three member "Disclosure Committee" comprised of certain of the Company's attorneys and market relations consultants. Each of these parties have received 25,000 warrants, making a total of 75,000 warrants issued, exerciseable at $1.25 per share which expire in May, 2005.

               Also during the year ended June 30, 1998, the Company engaged certain technical and market relations professional consultants in various contracts. In conjunction with retaining their services, the Company issued 200,000 warrants ranging in exercise price from $2.31 to $3.97 per share which expire in May, 2005.

               The exercise price of the warrants to the officers, directors, attorneys, consultants, and other parties approximates fair market value of the Company's common stock on the date the warrants were granted.

NOTE 10 -      INCOME TAXES

               Through June 30, 1998, the Companies have sustained net operating loss carryforwards totaling approximately $1,660,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 11 -      EXTRAORDINARY ITEMS

               Extraordinary items for the years ended June 30, 1998 and 1997 totaling $123,082 and $17,343, respectively, relate to forgiveness of debt in the settlement of various notes payable and an account payable.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1998, 1997 and 1996

NOTE 12 -      COMMITMENTS AND CONTINGENCIES

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

               The Company leases office space in Simonton, Texas at a monthly cost of $1,033 plus utilities. The lease expires during November 2000 at which time the Company may lease the space on a month-to-month basis at $1,200 per month.

               The Companies have minimum lease and royalty obligations associated with their oil and gas properties of $77,300 annually, see also Note 4.

               During the year ended June 30, 1997, the Board of Directors authorized the establishment of a Management Royalty Pool equal to 1% of the revenues from domestic oil and gas production. The beneficiaries and their ownership in this pool are subject to variance based upon certain performance criterion.

               A shareholder of the Company has asserted a right to the exercise (by the payment of money) of 800,000 warrants for common stock at the exercise price of $1.50 per share. The Company disputes this right and the parties are currently negotiating. If asserted successfully in litigation, the potential claims for financial relief would be attorneys fees and the loss, if any, resulting in the difference between the stock value on the date of intended exercise versus the stock price on the date the court permits such exercise. The ultimate outcome, however, cannot be readily determined.

               In May 1997, the Securities and Exchange Commission filed civil charges against the Company and its President alleging various violations of securities regulations. The Company is engaged in discussions concerning the possible settlement of these matters and has consequently accrued $85,000 as a reserve against a potential settlement or associated legal costs.

               In July 1997, the Company filed suit against various individuals and entities alleging fraud in the obtaining of common stock of the Company. One defendant asserted a counter claim for unpaid fees of $14,000 with two other defendants asserting counterclaims against the Company and its directors. During the year ended June 30, 1998, the countersuits were withdrawn as part of a settlement agreement without cost to the Company.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                          June 30, 1998, 1997 and 1996

NOTE 13 -      SUBSEQUENT EVENTS


               The Company is currently engaged in the securing of additional capital in the form of a private placement of common stock. At the date of this report, the Company has received $1,500,000 and has yet to close the entire placement.

               The Company, through its wholly-owned subsidiary, Hycarbex-American Energy, Inc. has obtained a one year extension on its Jacobabad Concession in central Pakistan, and has also awarded contracts for various goods and services associated with the drilling of its second exploratory well on the Concession. The Company has deposited $1,100,000 in its Pakistan bank accounts estimated to be the drilling costs associated with this well. Drilling is expected to begin in early December, 1998.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1998 and 1997

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


               (1)         Capitalized Costs Relating to
                         Oil and Gas Producing Activities

                                                                 JUNE 30,
                                                        -----------------------
                                                             1998        1997
                                                        -----------   ---------
Proved oil and gas producing properties and related
  lease and well equipment ...........................  $ 4,169,260   $ 696,450
Accumulated depreciation and depletion ...............     (270,927)    (33,000)
                                                        -----------   ---------

Net Capitalized Costs ................................  $ 3,898,333   $ 643,450
                                                        ===========   =========


               (2)    Costs Incurred in Oil and Gas Property
               Acquisition, Exploration, and Development Activities


                                                    FOR THE YEARS ENDED JUNE 30,
                                                    ----------------------------
                                                       1998             1997
                                                    ----------        ----------
               Acquisition of Properties
                  Proved ...................        $  389,348        $1,800,600
                  Unproved .................              --           2,188,749
               Exploration Costs ...........         3,375,233         1,306,426
               Development Costs ...........         4,169,260           696,450


               The Company does not have any investments accounted for by the equity method.

               (3)            Results of Operations for
                                 Producing Activities

                                                          FOR THE YEAR ENDED
                                                                JUNE 30,
                                                         ---------------------
                                                           1998        1997
                                                         ---------   ---------
Sales .................................................  $ 641,203   $ 283,485

Production costs ......................................   (258,032)    (83,826)
Depreciation and depletion ............................   (270,927)    (33,000)
                                                         ---------   ---------

Results of operations for producing activities
 (excluding corporate overhead and interest costs) ....  $ 112,244   $ 166,659
                                                         =========   =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1998 and 1997


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

               (4)     Reserve Quantity Information

                                                             OIL          GAS
                                                             BBL          MCF
                                                          ----------   ---------
               Proved developed and undeveloped reserves:

               Balance, June 30, 1997 ..................   2,414,563        --

                 Change in estimates ...................     (10,900)       --

                 Production ............................     (42,663)       --
                                                          ----------   ---------

               Balance, June 30, 1998 ..................   2,361,000        --
                                                          ==========   =========

               Proved developed reserves:
                                                             OIL          GAS
                                                             BBL          MCF
                                                          ----------   ---------
                 Beginning of the year ended June 30, 1998   376,613        --
                 End of the year ended June 30, 1998 ...     671,050        --


               During the year ended June 30, 1998, the Company had reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

               (5)             Standardized Measure of Discounted
                                Future Net Cash Flows Relating to
                                  Proved Oil and Gas Reserves

                                       At June 30, 1998

                                                                   THE AMERICAN
                                                                   ENERGY GROUP
                                                                     LTD. AND
                                                                   SUBSIDIARIES
                                                                   ------------
Future cash inflows ...........................................    $ 29,512,500
Future production and development costs .......................      (7,206,800)
                                                                   ------------
Future net inflows before income taxes ........................      22,305,700
Future income tax expense .....................................      (1,652,700)
                                                                   ------------
Future net cash flows .........................................      20,653,000
10% annual discount for estimated timing of cash flows ........      (5,003,294)
                                                                   ------------

Standardized measure of discounted future net cash flows ......    $ 15,649,706
                                                                   ============

                         THE AMERICAN ENERGY GROUP, LTD.

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1998 and 1997


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