Form 10-Q
period 1998-09-30
AMERICAN ENERGY GROUP LTD
filed 1998-11-20
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended SEPTEMBER 30, 1998

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from                to               .

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

       (Registrant's telephone number, including area code) (281)-346-2652


             _______________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                               29,779,205 COMMON SHARES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended September 30, 1998 and 1997, presented with the Audited Consolidated Financial Statements for the twelve months (Fiscal Year) ended June 30, 1998. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

The Company has emerged from the development stage. It has engaged in the drilling of development wells and the recompletion of existing wells on its inventory of properties acquired in previous quarters. It has not yet had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Management anticipates an increasing revenue stream from the properties as further development funded through substantial equity investment received by the Company continues. Because the Company's properties are predominantly oil related (as opposed to natural gas), the fluctuation in oil prices will continue to have a significant impact on the Company's prospective revenues and revenue stream from oil sales.

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and the estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluated properties, net of federal income tax.

In the initial three and one half years in which the Company has held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $5.5 Million in acquisition, geological, seismic, drilling and associated costs. At the time of this filing, the Company is preparing to drill a second exploration well on this Concession. The Company deposited $1.1 Million in a segregated bank account in Islamabad, Pakistan, as a reserve for estimated site preparation and drilling costs on this well. Drilling operations are expected to commence in late 1998 or early 1999, depending upon rig availability. The Company has conducted evaluation of geological and geophysical data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. As of the time of this filing, the further evaluation and drilling preparations for the second exploratory well are underway. This is a significant undertaking by the Company.

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

RESULTS OF OPERATIONS

In the quarter ended September 30, 1998, the field operations of the Company consisted of performing tasks necessary to maintain the existing leases and the drilling and completion of wells drilled in pilot developmental drilling projects. Significant information pertaining to the results of the quarter include:

REVENUES AND EARNINGS

In the quarter ended September 30, 1998, the Company incurred a net operating profit of $6,967, with oil & gas sales of $52,571 as compared to a net operating income of $130,884 on oil & gas sales of $173,367 in the prior fiscal year's quarter ended September 30, 1997. This reflects a significant decrease of seventy (70%) percent in comparative quarter's oil and gas sales in comparison with the prior year's Quarter ending September 30, 1997. This has been due to a significant decline in the weighted average price per barrel of oil sales in the comparative quarters, as well as the company's election to shut in most of its primary production for maintenance and repairs. The average price per barrel of oil sold by the Company in the quarter ending September 30, 1997 was $18.30, as compared to $11.89 in the current quarter ending September 30, 1998, reflecting a reduction in oil price per barrel of in excess of thirty five (35%) percent. The Company has begun renewed drilling and recompletion activities in the later part of this quarter. The results of this activity are expected to be more accurately reflected in the Company's future financial information and performance.

The Company incurred certain legal and professional expenses out of a total expenditure for this category in the amount of $70,307 which management believes to be non recurring due to the completion of matters pertaining to specific prior litigation and corporate related matters.

The Company, with the inclusion of other income, foreign and domestic administrative expenses, including interest, writedown on other investments, reported net loss of $122,585 in the quarter ended September 30, 1998 versus an income of $11,747 in the prior fiscal year's quarter ended September 30, 1997.

As of September 30, 1998, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company had previously financed field maintenance operations through loans and private investment capital infusions, but has begun to produce income through the sale of oil since the beginning of the new fiscal year. During the quarter, it incurred general and administrative costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

The Company does not anticipate having significant oil and gas revenues until it is able to substantially complete the development programs, if successful, in the fields that it has acquired. The pricing of oil, the Company's sole revenue source in terms of product sales, has considerable impact on the prospective revenues and profitability of the Company. Revenues from recent acquisitions, drilling, and completion operations and the utilization of infusions of private investment capital in drilling and completion operations have helped increase these revenues, but the projects have yet to be fully developed and are still far from completion.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

Total Assets of the Company increased to $21,833,181, reflecting an increase of over four and one half percent (4.5%) in three months from the fiscal year ended June 30, 1998, which at that time totaled
 $20,864,635.

Net Shareholders Equity increased to $19,887,234 as of September 30, 1998, from $17,476,355 as of June 30, 1998. This reflects an increase of $2,410,879, or approximately fourteen percent (13.8%) for the quarter. This is attributed to a combination of the sale of common stock, reduction of trade payables through the issuance of common stock, the exercise of certain of the Company's warrants and the acquisition of properties through the issuance of common stock.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
      Not applicable

ITEM 2.  CHANGES IN SECURITIES
A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending September 30, 1998, is provided below:

COMMON STOCK
The net amount of 851,333 shares of Common Stock were issued during the quarter, thereby increasing the total number of outstanding Common Stock to 29,779,205 shares in the following manner: A. During the quarter ended September 30,1998, certain foreign persons exercised a total of 135,000 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. The Company received total proceeds of $405,000 in these transactions. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and
Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

B. From time to time during the quarter ended September 30,1998, various holders of the Company's convertible preferred stock exercised their conversion rights whereby 21,664 shares of convertible preferred stock were converted into common stock of the Company at a conversion ratio of five shares of common stock in exchange for each one share of convertible preferred stock. A total of 108,320 shares of common stock were issued. The Company did not received any proceeds. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

C. During the first quarter ended September 30, 1998, two foreign investors purchased a total of 428,572 shares of common stock of the Company at a price of $3.50 per share,resulting in receipt of total net proceeds of $1,500,000. As of this filing, the entire placement contemplated has not been completed. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

D. In the quarter ended September 30,1998, the Company acquired an interest in oil and gas properties which the Company operates from one domestic industry partner in exchange for 140,000 shares. The parties valued each share at 3.50 per share for the purposes of this transaction. The Company believes that the purchaser had knowledge and experience in financial and business matters which allowed the purchaser to evaluate the merits and risk of the purchase of these securities of the Company, and that the purchaser was knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions for the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

E. In the quarter ended September 30,1998, the Company retired a total of approximately $138,435 in debt to one company in exchange for a total of a total of 39,441 shares of common stock of the Company. The Company believes that the persons involved had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

CONVERTIBLE PREFERRED STOCK
The number of outstanding Convertible Preferred shares was reduced from 535,462 shares to 513,798 shares by conversion of 21,664 shares of Convertible Preferred into 108,320 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 2,568,990 shares of Common Stock.

WARRANTS
Prior to the quarter ended September 30, 1998, outstanding warrants totaled 9,445,000. Total outstanding Warrants as of September 30,1998 were 10,335,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended September 30, 1998, a total of 135,000 warrants were exercised and a total of 1,025,000 warrants were issued to various parties involved with the Company as described below:

A. In the quarter ended September 30, 1998, 1,000,000 warrants were issued to directors, officers, and management of the Company. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at an exercise price of $5.00 per share for a seven year period. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

B. During the fiscal year, the Company has engaged certain technical consultants in various contracts. In conjunction with retaining their services in the quarter ended September 30, 1998, the Company has issued 25,000 warrants with an exercise price of $4.00 per share and an expiration date of September, 2005. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

C. During the quarter ended September 30,1998, certain foreign persons exercised a total of 135,000 warrants to purchase common stock of the Company at an exercise price of $3.00 per share. The Company received total proceeds of $405,000 in these transactions. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
      Not Applicable

ITEM 5. OTHER INFORMATION
      Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (A)   EXHIBITS
            The Consolidated Financial Statements dated September 30, 1998 and 1997 (unaudited), and June 30, 1998 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   REPORTS ON FORM 8-K

            A. The Company filed Form 8-K on July 10, 1998 regarding the appointment of Don D. Henrich to the Board of Directors, which is incorporated herein by reference.

            B. The Company filed Form 8-K on September 24, 1998, and Form 8-KA on September 29, 1998, regarding Pakistan Concession reserve estimates, which is incorporated herein by reference.

                              SIGNATURES

                                            THE AMERICAN ENERGY GROUP, LTD.

              11/20/98                                    B/J/S
                                            Bradley J. Simmons, President


              11/20/98                                    L/F/G
                                            Linda F. Gann, Secretary

                                    EXHIBIT A

               TO FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1998


               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                           AND JUNE 30, 1998 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30, 1998  JUNE 30, 1998
                                                  (UNAUDITED)        (AUDITED)
                                                  ------------     ------------
ASSETS

CURRENT ASSETS
     CASH ....................................    $  3,263,267     $  3,214,205
     RECEIVABLES .............................          31,404            8,984
     RECEIVABLES - RELATED PARTY .............          99,942                0
     INVESTMENTS .............................           1,000            3,300
     OTHER CURRENT ASSETS ....................         113,794          113,118
                                                  ------------     ------------
     TOTAL CURRENT ASSETS ....................       3,509,407        3,339,607
                                                  ------------     ------------
OIL & GAS PROPERTIES  USING
  FULL COST ACCOUNTING
     PROPERTIES BEING AMORTIZED ..............      12,910,636       12,203,925
     PROPERTIES NOT SUBJECT
       TO AMORTIZATION .......................       5,528,688        5,433,328
     ACCUMULATED AMORTIZATION ................        (326,380)        (303,927)
                                                  ------------     ------------
       NET OIL AND GAS PROPERTIES ............      18,112,944       17,333,326
                                                  ------------     ------------
PROPERTY AND EQUIPMENT
     DRILLING AND RELATED EQUIPMENT ..........         282,153          246,494
     VEHICLES ................................         126,146          126,146
     OFFICE EQUIPMENT ........................          34,839           34,839
     LESS: ACCUMULATED DEPRECIATION ..........        (235,158)        (218,627)
                                                  ------------     ------------
     NET PROPERTY AND EQUIPMENT ..............         207,980          188,852
                                                  ------------     ------------
OTHER ASSETS
     DEPOSITS AND OTHER ASSETS ...............           2,850            2,850
                                                  ------------     ------------
     TOTAL OTHER ASSETS ......................           2,850            2,850
                                                  ------------     ------------
TOTAL ASSETS .................................    $ 21,833,181     $ 20,864,635
                                                  ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30, 1998  JUNE 30, 1998
                                                  (UNAUDITED)        (AUDITED)
                                                  ------------     ------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE ........................         937,720        2,366,880
     ACCRUED LIABILITIES .....................         340,516          322,723
     LEASE OBLIGATIONS-CURRENT ...............           6,430            6,985
     NOTES PAYABLE-CURRENT ...................         304,526          250,876
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES ...............       1,589,192        2,947,464
                                                  ------------     ------------
LONG TERM LIABILITIES
     NOTES PAYABLE AND LONG TERM DEBT ........         345,324          428,280
     CAPITAL LEASE OBLIGATIONS ...............          11,431           12,536
                                                  ------------     ------------
     TOTAL LONG TERM LIABILITIES .............         356,755          440,816
                                                  ------------     ------------
     TOTAL LIABILITIES .......................       1,945,947        3,388,280
                                                  ------------     ------------
SHAREHOLDERS EQUITY
     CONVERTIBLE PREFERRED STOCK
     PAR VALUE  $.001 PER SHARE
     AUTHORIZED  20,000,000 SHARES
     ISSUED AND OUTSTANDING:
     AT JUNE 30, 1998: 535,462 SHARES
     AT SEPT 30, 1998: 513,798 SHARES ........             514              535

     COMMON STOCK, PAR VALUE .................                     $       .001
     PER SHARE, AUTHORIZED 80,000,000
     SHARES, ISSUED AND OUTSTANDING
     AT JUNE 30, 1998: 28,927,872 SHARES
     AT SEPT 30, 1998: 29,779,205 SHARES .....          29,779           28,928

     PAID IN EXCESS OF PAR VALUE .............      21,582,735       19,050,101

     ACCUMULATED DEFICIT .....................      (1,725,794)      (1,603,209)
                                                  ------------     ------------
NET SHAREHOLDERS EQUITY ......................      19,887,234       17,476,355
                                                  ------------     ------------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY ......    $ 21,833,181     $ 20,864,635
                                                  ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                        (UNAUDITED)            (UNAUDITED)
                                                     ------------------    ------------------
REVENUES
     OIL & GAS SALES .............................   $           52,571    $          173,367
     LEASE OPERATING AND PRODUCTION COSTS ........               45,604                42,483
                                                     ------------------    ------------------
          GROSS PROFIT ...........................                6,967               130,884
                                                     ------------------    ------------------
OTHER EXPENSES
     LEGAL AND PROFESSIONAL FEES .................               70,307                49,629
     ADMINISTRATIVE SALARIES .....................               18,025                43,566
     OFFICE OVERHEAD EXPENSE .....................               20,982                11,580
     DEPRECIATION ................................                4,127                 1,104
     GENERAL ADMINISTRATIVE EXPENSE ..............               27,401                35,229
                                                     ------------------    ------------------
     TOTAL OTHER EXPENSES ........................              140,842               141,108
                                                     ------------------    ------------------
NET OPERATING PROFIT (LOSS) ......................             (133,875)              (10,224)
                                                     ------------------    ------------------
OTHER INCOME (EXPENSE)
     INTEREST INCOME .............................               15,036                22,593
     LOSS ON INVESTMENTS .........................               (2,300)                    0
     INTEREST EXPENSE ............................               (1,446)                 (622)
                                                     ------------------    ------------------
     NET OTHER INCOME (EXPENSE) ..................               11,290                21,971
                                                     ------------------    ------------------
NET INCOME (LOSS) BEFORE TAX .....................             (122,585)               11,747

     FEDERAL INCOME TAX ..........................                    0                     0
                                                     ------------------    ------------------
NET INCOME (LOSS) FOR PERIOD .....................   ($         122,585)   $           11,747
                                                     ==================    ==================
EARNINGS (LOSS) PER SHARE ........................   ($           0.004)   $            0.001
                                                     ==================    ==================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        SEPTEMBER 30 1998     SEPTEMBER 30 1997
                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................   $         (122,585)   $           11,747
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization .....................               38,984                27,569
  Less amount capitalized to oil & gas properties ...              (11,857)               (6,284)
  (Increase) decrease in receivables ................              (22,420)               (8,772)
  (Increase) decrease in deposits and other assets ..              (99,942)             (138,179)
  (Increase) decrease in other current assets .......               (1,676)              (21,407)
  Increase (decrease) in accounts payable ...........           (1,429,160)              275,814
  Increase (decrease) in accrued liabilities and
    other current liabilities .......................               17,793                 9,679
                                                        ------------------    ------------------
     Cash Provided by (Used in) Operating Activities            (1,630,863)              150,167
                                                        ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ...........             (158,450)           (2,382,969)
  Expenditures for other property and equipment .....              (35,659)                 --
                                                        ------------------    ------------------
     Cash Provided By (Used in) Investing Activities              (194,109)           (2,382,969)
                                                        ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ...........................                 --                    --
  Proceeds from the issuance of common stock ........            1,905,000             2,652,650
  Payments on notes payable and long-term liabilities              (30,966)              (41,521)
                                                        ------------------    ------------------
     Cash Provided By (Used in) Financing Activities             1,874,034             2,611,129
                                                        ------------------    ------------------
NET INCREASE (DECREASE) IN CASH .....................               49,062               378,327

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .......            3,214,205             3,132,294
                                                        ------------------    ------------------
CASH AND CASH EQUIVALENTS END OF PERIOD .............   $        3,263,267    $        3,510,621
                                                        ==================    ==================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JUNE 30, 1998 THROUGH SEPTEMBER 30, 1998

                                                                     CONVERTIBLE VOTING
                                           COMMON STOCK                PREFERRED STOCK          CAPITAL IN
                                    --------------------------    -------------------------     EXCESS OF      ACCUMULATED
                                       SHARES         AMOUNT        SHARES        AMOUNT        PAR VALUE        DEFICIT
                                    -----------    -----------    ----------    -----------    ------------    -----------
Balance,  June 30, 1998 .........    28,927,872    $    28,928       535,462    $       535    $ 19,050,101    ($1,603,209)
                                    ===========    ===========    ==========    ===========    ============    ===========
Common stock issued for cash
  at $3.00 per share ............       135,000            135          --             --           404,865           --

Common stock issued for cash
  at $3.5 per share .............       428,572            429          --             --         1,499,571           --

Common stock issued for
  oil & gas properties
  at $3.50 per share ............       140,000            140          --             --           489,860           --

Common stock issued for
retirement of accounts payable
  at $3.50 per share ............        39,441             39          --             --           138,425           --


Common stock issued upon
  conversion of preferred shares        108,320            108       (21,664)           (21)            (87)          --

Net loss for the quarter
  ended September 30, 1998 ......          --             --            --             --              --         (122,585)
                                    -----------    -----------    ----------    -----------    ------------    -----------
Balance, September 30, 1998 .....    29,779,205    $    29,779       513,798    $       514    $ 21,582,735    ($1,725,794)
                                    ===========    ===========    ==========    ===========    ============    ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND JUNE 30, 1998

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

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

During the year ended June 30, 1998, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through September 30, 1998

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND JUNE 30, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1998 was $84,448 . No interest was capitalized in the quarter ended September 30, 1998. In addition, depreciation capitalized during the year ended June 30, 1998 totaled $55,234. Depreciation capitalized during the quarter ended September 30, 1998 totaled $11,857. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1998, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $270,927 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1998 and $22,453 for the quarter ended September 30, 1998 on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND JUNE 30, 1998

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

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended September 30, 1998, the Companies incurred total depreciation expense of $16,531 of which $11,857 was capitalized as costs of oil and gas properties.

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

h. CERTIFICATES OF DEPOSIT
As of September 30, 1998, the Companies held three certificates of deposit totaling $322,196 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at September 30, 1998.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND JUNE 30, 1998

NOTE 3 - NOTE PAYABLE - RELATED PARTY

As of June 30, 1996, the Companies had a note payable in the amount of $100,000 due to an individual who is a major shareholder and director of the Companies. This note payable had an interest rate of 11% and matured January 19, 1996. This obligation was paid off during the year ended June 30, 1998. In addition, the Companies have assigned to this individual a 1% overriding royalty in all oil and gas properties of the Companies.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1998 and September 30, 1998:

                                                      September 30     June 30
                                                          1998           1998
                                                       ---------      ---------
Note payable bearing no interest; payable
$175,000 the first year and $250,000
annually thereafter until paid in full;
secured by certain oil and gas property
and equipment ....................................     $ 675,502      $ 723,463

8.5% note payable to a financial
institution due in monthly installments
of $950 for 36 months; secured by two
vehicles .........................................        16,803         19,261

7% notes payable, due September 15, 1995,
secured by working interest in oil and gas
properties .......................................        44,117         44,117

Total notes payable and long-term debt ...........     $ 736,422      $ 786,841
                                                       ---------      ---------
Less: Unamortized discount .......................       (86,572)      (107,685)
                                                       ---------      ---------
Net notes payable and long-term debt .............       649,850        679,156
Less: Current portion of notes payable
and long-term debt ...............................      (304,526)      (250,876)
                                                       ---------      ---------
Long-Term Liabilities ............................     $ 345,324      $ 428,280
                                                       =========      =========

NOTE 5 -  CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 and quarter ended September 30, 1998, relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $694.The following are the scheduled annual payments on these capital leases:

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND JUNE 30, 1998


NOTE 5 -  CAPITAL LEASE OBLIGATIONS ( CONTINUED)

         Year ending June 30
         1999 ..................................................       $  6,243
         2000 ..................................................       $  7,429
         2001 ..................................................       $  3,355
         2002 ..................................................       $  3,355
         2003 ..................................................       $  3,076
                                                                       --------
                                                                       $ 23,458

Total minimum lease commitments ................................       $ 23,458
Less: Executory costs (such as taxes and insurance)
         included in capital lease payments ....................         (2,246)
                                                                       --------
Net minimum lease payments .....................................         21,212
Less: Amount representing interest .............................         (3,351)
                                                                       --------
Total Capital Lease Obligations ................................         17,861
Current Portion ................................................         (6,430)
                                                                       --------
Long Term Portion ..............................................       $ 11,431
                                                                       ========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

The number of outstanding Convertible Preferred shares was reduced from 535,462 shares to 513,798 shares by conversion of 21,664 shares of Convertible Preferred into 108,320 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 2,568,990 shares of Common Stock

NOTE 7- COMMON STOCK

During the quarter ended September 30, 1998, a net total of 851,333 shares of Common Stock of the Company were issued through a combination of equity sale through Warrant exercise, private placement, debt conversion, and conversion of Convertible Preferred shares. (See Consolidated statement of Stockholders Equity)

NOTE 8- COMMON STOCK WARRANTS

Prior to the quarter ended September 30, 1998, outstanding warrants totaled 9,445,000. Total outstanding Warrants as of September 30,1998 were 10,335,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended September 30, 1998, a total of 135,000 warrants were exercised and a total of 1,025,000 warrants were issued to various parties involved with the Company.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND JUNE 30, 1998

NOTE 9 - INCOME TAXES

Through September 30, 1998, the Companies have sustained net operating loss carryforward totaling approximately $1,725,794 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases office space in Simonton, Texas at a monthly cost of $1,033 plus utilities. The lease expires during November 2000 at which time the Company may lease the space on a month-to-month basis at $1,200 per month.

The Companies have minimum lease and royalty obligations associated with their oil and gas properties of $77,300 annually.

During the year ended June 30, 1997, the Board of Directors authorized the establishment of two Management Royalty Pools equal to 1% of the revenues from domestic oil and gas production and Pakistan oil and gas production, respectively. The beneficiaries and their ownership in this pool are subject to variance based upon certain performance criterion.

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

The Company, through its wholly-owned subsidiary, Hycarbex-American Energy, Inc. has obtained a one year extension on its Jacobabad Concession in central Pakistan, and has also awarded contracts for various goods and services associated with the drilling of its second exploratory well on the Concession. The Company has deposited $1,100,000 in its Pakistan bank accounts estimated to be the drilling costs associated with this well. Drilling is expected to begin in late 1998 or early 1999.