Form 10-Q
period 1998-12-31
AMERICAN ENERGY GROUP LTD
filed 1999-02-12
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _____________________ to _____________________

Commission File Number:            0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

NEVADA                                                          87-0448843
--------------------------------------------------------------------------------
(state or other jurisdiction of                               (IRS Employer
incorporation or organization)                            identification number)

  P 0 BOX 489 SIMONTON, TEXAS                                    77476
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

Indicate by check-mark whether the registrant has filed aft documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                            31,685,905 COMMON SHARES

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 1 OF 8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended December 31, 1998 and 1997, presented with the Audited Consolidated Financial Statements for the twelve months (Fiscal Year) ended June 30, 1998. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

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

The Company previously announced its emergence from the development stage and has since engaged in the drilling of development wells and the recompletion of existing wells on its inventory of United States based properties acquired in previous quarters. These activities have resulted in an increase in the number of commercially productive wells on the Company's properties but have not yielded significant revenue from the production of oil and gas due to the steep decline in oil prices and the Company's election to shut in its wells in response to such declining prices. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Because the Company's United States based properties are predominantly oil related (as opposed to natural gas related), the current depressed oil prices as well as the likely future fluctuation in those prices will continue to have a negative impact on the Company's revenue stream from domestic oil sales.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 2 OF 8

The Company's most significant financial commitment the previous four quarters has been the preparation for and commencement of drilling activities on its Jacobabad Concession in the Middle Indus Basin of central Pakistan, where it has expended in excess of $5.5 Million to date in acquisition, geological, seismic, drilling and associated costs. The initial well was drilled in the fourth quarter of the prior fiscal year and was tested for potential productive geologic horizons, but has not been completed. The Company has since deposited $1.1 Million in a segregated bank account in Islamabad, Pakistan, as a reserve for estimated site preparation and drilling costs on its second exploratory well. The Company has conducted evaluation of geological and geophysical data on the area, logistics, mobilization, and other associated matters to devise a sound plan for the development of the extensive acreage comprising this concession. Drilling operations on the second exploratory well have commenced as of the time of filing of this report. This is a significant undertaking by the Company.

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

RESULTS OF OPERATIONS

In the quarter ended December 31, 1998, the field operations of the Company consisted of maintenance activities on the existing leases and the drilling and completion of developmental wells. Significant information pertaining to the results of the quarter include:

REVENUES AND EARNINGS

In the quarter ended December 31, 1998, the Company incurred a net operating profit of $24,223, with oil & gas sales of $107,724 as compared to a net operating profit of $144,226 on oil & gas sales of $210,385 in the prior fiscal year's quarter ended December 31, 1997. This reflects a significant decrease of forty nine (49%) percent in comparative quarter's oil and gas sales in comparison with the prior year's Quarter ending December 31, 1997. This has been due to a significant decline in the weighted average price per barrel of oil sales in the comparative quarters, as well as the company's election to shut in most of its primary production for maintenance and repairs. The average price per barrel of oil sold by the Company in the quarter ending December 31, 1997 was $18.13, as compared to $11.28 in the current quarter ending December 31, 1998, reflecting a reduction in oil price per barrel of in excess of thirty seven (37%) percent. The Company renewed its drilling and recompletion activities in this quarter. The results of this activity are expected to be reflected in the Company's future reports.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 3 OF 8

The Company incurred certain legal and professional expenses out of a total expenditure for this category in the amount of $191,331 which management believes to be non-recurring due to the completion of prior litigation and corporate matters. In addition, $130,000 of this category of expense did not require the outlay of cash by the company and was incurred through the issuance of 53,200 shares of Common Stock.

The Company, with the inclusion of other income, foreign and domestic administrative expenses, and interest, reported a net loss of $244,480 in the quarter ended December 31, 1998 versus a net gain of $73,055 in the prior fiscal year's quarter ended December 31, 1997.

As of December 31, 1998, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company previously financed field maintenance operations through loans and private investment capital infusions, but began to produce income through the sale of oil since the beginning of the new fiscal year. During the quarter, it incurred general and administrative costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

The Company does not anticipate having a significant oil and gas revenue stream until it is able to substantially complete the development programs, if successful, in the fields that it has acquired and until domestic oil prices stabilize at a reasonable level. Additionally, the pricing of oil, the Company's sole domestic revenue source in terms of product sales, has considerable impact on the prospective revenues and profitability of the Company. Revenues from recent acquisitions, drilling, and completion operations and the utilization of infusions of private investment capital in drilling and completion operations have increased these revenues, but the projects have not been fully developed. The possibility of a revenue stream from the production of gas on the Company's Pakistan Concession could likewise enhance the Company's total revenues even if domestic oil prices do not increase in the near term.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

In the quarter ended December 31, 1998, Total Assets of the Company decreased to $21,546,093, reflecting an overall increase of over three percent (3.2%) for the six months from the fiscal year ended June 3 0, 1998, which at that time totaled $20,864,63 5.

Net Shareholders Equity increased to $19,961,868 as of December 3 1, 1998, from $17,476,3 5 5 as of June 30, 1998. This reflects an increase of $2,485,513, or approximately fourteen percent (14.2%) for the six months from the fiscal year ended June 30, 1998. This is attributed to a combination of the sale of common stock, reduction of trade payables through the issuance of common stock, the exercise of certain of the Company's warrants and the acquisition of properties through the issuance of common stock.

                          PART H - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

Subsequent to the quarter ended December 31, 1998, the Company reached a settlement with the Securities and Exchange Commission (SEC) in a civil lawsuit filed by the SEC on April 24, 1997,

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 4 OF 8
against the Company and its President, Bradley J. Simmons. In the lawsuit, the SEC sought civil penalties, injunctive relief and a bar against Mr. Simmons from serving as an officer and director of any publicly traded company based on allegations that specific press releases issued and filings made by the Company in 1995 contained misleading statements or omitted material information and thereby allegedly violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, The Company and Mr. Simmons agreed to the settlement without admitting or denying the allegations in the SEC's lawsuit in order to avoid further costs of protracted litigation and disruption to the Company. The terms of the settlement were incorporated in a final judgment entered by the Court on January 15, 1999. Under the terms of the final judgment, the Company and Mr. Simmons agreed to a permanent injunction prohibiting each of them from engaging in violations of certain specified anti-fraud and reporting provisions in the federal securities laws. Although Mr. Simmons agreed to pay a civil penalty in the amount of $60,000.00, the final judgment imposes no bar upon Mr. Simmons and he remains the President and Chairman of the Board of the Company.

The judgment impose no civil penalty on the Company. Moreover, it adopts a remedy previously implemented by the Company on its own initiative to insure the accuracy and adequacy of its public disclosures, namely, the establishment of an independent Disclosure Committee to oversee all such public disclosures in the future. The function of the Disclosure Committee is to monitor and review the content of each proposed public disclosure in light of the nature and materiality of the information being published. The composition of the Disclosure Committee is subject to strict criteria and the Company is required to continue its existence for a minimum of four years. The parties agreed that this was an appropriate remedial effort to enhance the quality of the Company's public disclosures.

ITEM 2. CHANGES IN SECURITIES
A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending December 31, 1998, is provided below:

COMMON STOCK
A net increase of 1,906,700 shares of Common Stock occurred during the quarter, thereby increasing the total number of outstanding Common Stock to 31,685,905 shares in the following manner:

A. During the quarter ended December 31,1998, one individual exercised a total of 20,000 warrants to purchase common stock of the Company at an exercise price of $1.38 per share. As these warrants were issued on the basis of a "cashless exercise" formula, the Company received no proceeds in this transaction. Based upon the formula, the individual received 18,200 shares of Common Stock. The Company believes that the person had knowledge and experience in financial and business matters which facilitated evaluation of the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of transaction. None of the transactions described involved a public offering.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 5 OF 8

B. From time to time during the quarter ended December 31,1998, various holders of the Company's Convertible Preferred Stock exercised their conversion rights whereby 365,440 shares of Convertible Preferred Stock were converted into Common Stock of the Company at a conversion ratio of five shares of Common Stock in exchange for each one share of Convertible Preferred Stock. A total of 1,827,200 shares of Common Stock were issued. The Company did not received any proceeds in the conversion. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

C. In the quarter ended December 31,1998, the Company acquired an interest in oil and gas properties which the Company operates from one domestic industry partner in exchange for 54,000 shares. The parties valued each share at 3.50 per share for the purposes of this transaction. The Company believes that the parties had knowledge and experience in financial and business matters which allowed the parties to evaluate the merits and risk of the purchase of these securities of the Company, and that the parties were knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions for the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

D. In the quarter ended December 31,1998, the Company cancelled a total of 27,700 shares through clerical adjustments and corrections from the transfer agent of the Company. This was incorporated into the books and records of the Company.

E. During the quarter ended December 31, 1998, the Company engaged a technical consultant in various services for the Company. In conjunction with retaining their services in the quarter ended December 31, 1998, the Company issued 35,000 shares of Common Stock to this firm. The Company believes that the consultant had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 6 OF 8

CONVERTIBLE PREFERRED STOCK
The number of outstanding Convertible Preferred shares was reduced from 5 13,798 shares to 148,358 shares by conversion of 365,440 shares of Convertible Preferred into 1,827,200 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 741,790 shares of Common Stock.

WARRANTS
Prior to the quarter ended December 31, 1998, outstanding warrants totaled 10,335,000. Total outstanding Warrants as of December 31,1998 were 12,700,000, ranging in exercise price from $1.25 to $5.3 1 per share and in term from one year to seven years. In the quarter ended December 3 1, 1998, a total of 20,000 warrants were exercised and a total of 2,385,000 warrants were issued to various parties involved with the Company as described below:

A. In the quarter ended December 31, 1998, a total of 2,360,000 warrants were issued to directors, officers, and employees of the Company. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at exercise prices of between $3.50 and $5.00 per share for a seven year period. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

B. During the fiscal year, the Company engaged various technical consultants. In conjunction with retaining such services in the quarter ended December 31, 1998, the Company has issued 25,000 warrants with an exercise price of $4.03 per share and an expiration date in December, 2005. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

C. During the quarter ended December 31,1998, one individual exercised a total of 20,000 warrants to purchase common stock of the Company at an exercise price of $1.38 per share. As these warrants were issued on the basis of a "cashless exercise" formula, the Company received no proceeds in this


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 7 OF 8
transactions. Based upon the formula, the individual received 18,200 shares of Common Stock. The Company believes that the person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
      Not Applicable

ITEM 5. OTHER INFORMATION
      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

(A)   EXHIBITS
      The Consolidated Financial Statements dated December 31, 1998 and 1997 (unaudited), and June 30, 1998 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

(b)   REPORTS ON FORM 8-K NONE

                                      SIGNATURES
                                      THE AMERICAN ENERGY GROUP, LTD.

              1/25/99                            B/J/S
                                         Bradley J. Simmons, President


             1/25/99                             L/F/G
                                         Linda F. Gann, Secretary

SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD,                                      PAGE 8 OF 8

                                  EXHIBIT A
                TO FORM 10-Q FOR PERIOD ENDED DECEMBER 31,1998

               THE AMERICAN ENERGY GROUP, LTD.  AND SUBSIDIARIES
                             FINANCIAL STATEMENTS
                    DECEMBER 31,1998 AND 1997 (,UNAUDITED)
                          AND JUNE 30, 1998 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 30, 1998    JUNE 30, 1998
                                                   (UNAUDITED)         (AUDITED)
                                                 ----------------    -------------
ASSETS

CURRENT ASSETS
     CASH ....................................   $        561,476    $   3,214,205
     RECEIVABLES .............................             28,555            8,984
     RECEIVABLES - RELATED PARTY .............            206,442                0
     INVESTMENTS .............................                340            3,300
     OTHER CURRENT ASSETS ....................            108,691          113,118
                                                 ----------------    -------------

     TOTAL CURRENT ASSETS ....................            905,504        3,339,607
                                                 ----------------    -------------
OIL & GAS PROPERTIES  USING
FULL COST ACCOUNTING
     PROPERTIES BEING AMORTIZED ..............         13,596,818       12,203,925
     PROPERTIES NOT SUBJECT
       TO AMORTIZATION .......................          6,195,446        5,433,328
     ACCUMULATED AMORTIZATION ................           (370,241)        (303,927)
                                                 ----------------    -------------
       NET OIL AND GAS PROPERTIES ............         19,422,023       17,333,326
                                                 ----------------    -------------
PROPERTY AND EQUIPMENT
     DRILLING AND RELATED EQUIPMENT ..........            282,153          246,494
     VEHICLES ................................            127,046          126,146
     OFFICE EQUIPMENT ........................             38,106           34,839
     LESS: ACCUMULATED DEPRECIATION ..........           (251,689)        (218,627)
                                                 ----------------    -------------
     NET PROPERTY AND EQUIPMENT ..............            195,616          188,852
                                                 ----------------    -------------
OTHER ASSETS
     RESTRICTED CASH/PAKISTAN OPERATIONS .....          1,020,100                0
     DEPOSITS AND OTHER ASSETS ...............              2,850            2,850
                                                 ----------------    -------------
     TOTAL OTHER ASSETS ......................          1,022,950            2,850
                                                 ----------------    -------------
TOTAL ASSETS .................................   $     21,546,093    $  20,864,635
                                                 ================    =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 30, 1998    JUNE 30, 1998
                                                   (UNAUDITED)         (AUDITED)
                                                 ----------------    -------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE ........................            639,332        2,366,880
     ACCRUED LIABILITIES .....................            314,956          322,723
     LEASE OBLIGATIONS-CURRENT ...............              6,415            6,985
     NOTES PAYABLE-CURRENT ...................            359,341          250,876
                                                 ----------------    -------------
     TOTAL CURRENT LIABILITIES ...............          1,320,044        2,947,464
                                                 ----------------    -------------
LONG TERM LIABILITIES
     NOTES PAYABLE AND LONG TERM DEBT ........            253,703          428,280
     CAPITAL LEASE OBLIGATIONS ...............             10,478           12,536
                                                 ----------------    -------------
     TOTAL LONG TERM LIABILITIES .............            264,181          440,816
                                                 ----------------    -------------
     TOTAL LIABILITIES .......................          1,584,225        3,388,280
                                                 ----------------    -------------
SHAREHOLDERS EQUITY
     CONVERTIBLE PREFERRED STOCK
     PAR VALUE $.001 PER SHARE
     AUTHORIZED 20,000,000 SHARES
     ISSUED AND OUTSTANDING:
     AT JUNE 30, 1998: 535,462 SHARES
     AT DEC 31, 1998: 148,358 SHARES .........                148              535

     COMMON STOCK, PAR VALUE $.001
     PER SHARE, AUTHORIZED 80,000,000
     SHARES, ISSUED AND OUTSTANDING
     AT JUNE 30, 1998: 28,927,872 SHARES
     AT DEC 31, 1998: 31,685,905 SHARES ......             31,685           28,928

     PAID IN EXCESS OF PAR VALUE .............         21,900,309       19,050,101


     ACCUMULATED DEFICIT .....................         (1,970,274)      (1,603,209)
                                                 ----------------    -------------
NET SHAREHOLDERS EQUITY ......................         19,961,868       17,476,355
                                                 ----------------    -------------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY ......   $     21,546,093    $  20,864,635
                                                 ================    =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                              DECEMBER 31                DECEMBER 31
                                          ----------------------    ----------------------
                                            1998         1997         1998         1997
                                          ---------    ---------    ---------    ---------
REVENUES
     OIL & GAS SALES ..................   $ 107,724    $ 210,385    $ 160,295    $ 383,752
     LEASE OPERATING & PRODUCTION COSTS      83,501       66,159      129,105      108,642
                                          ---------    ---------    ---------    ---------
       GROSS PROFIT ...................      24,223      144,226       31,190      275,110
                                          ---------    ---------    ---------    ---------
EXPENSES
     LEGAL AND PROFESSIONAL FEES ......     191,331       55,694      261,638      105,323
     ADMINISTRATIVE SALARIES ..........      25,500       22,050       43,525       65,616
     OFFICE OVERHEAD EXPENSE ..........      13,013        7,380       33,995       18,960
     FRANCHISE TAXES ..................       7,500       16,041        7,500       16,041
     DEPRECIATION .....................       4,127        1,104        8,254        2,208
     GENERAL ADMINISTRATIVE EXPENSE ...      31,635       31,343       59,036       66,572
                                          ---------    ---------    ---------    ---------
     TOTAL EXPENSE ....................     273,106      133,612      413,948      274,720
                                          ---------    ---------    ---------    ---------
NET OPERATING PROFIT (LOSS) ...........    (248,883)      10,614     (382,758)         390
                                          ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE)
     INTEREST INCOME ..................       6,136       13,732       21,172       36,325
     LOSS ON INVESTMENTS ..............      (1,073)        (625)      (3,373)      (1,247)
     INTEREST EXPENSE .................        (660)     (37,947)      (2,106)     (37,947)
     DEBT FORGIVENESS .................           0       87,281            0       87,281
                                          ---------    ---------    ---------    ---------
     NET OTHER INCOME (EXPENSE) .......       4,403       62,441       15,693       84,412
                                          ---------    ---------    ---------    ---------
NET INCOME (LOSS) BEFORE TAX ..........    (244,480)      73,055     (367,065)      84,802

     FEDERAL INCOME TAX ...............           0            0            0            0
                                          ---------    ---------    ---------    ---------
NET INCOME (LOSS) FOR PERIOD ..........   $(244,480)   $  73,055    $(367,065)   $  84,802
                                          =========    =========    =========    =========
EARNINGS (LOSS) PER SHARE .............   $  (0.008)   $   0.003    $  (0.012)   $   0.003
                                          =========    =========    =========    =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six months     Six months
                                                          ended          ended
                                                        December 31    December 31
                                                           1998          1997
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) .................................   ($  367,065)   $    84,802
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization .....................        99,376         55,139
  Less amount capitalized to oil & gas properties ...       (24,808)       (13,672)
  (Increase) decrease in receivables ................       (19,571)        (8,201)
  (Increase) decrease in deposits and other assets ..      (206,442)       (96,000)
  (Increase) decrease in other current assets .......         2,960        (50,007)
  (Increase) decrease in restricted cash ............    (1,020,100)          --
  Increase (decrease) in accounts payable ...........    (1,727,548)        (1,939)
  Increase (decrease) in accrued liabilities and
    other current liabilities .......................        (7,767)      (281,803)
                                                        -----------    -----------
     Cash Provided by (Used in) Operating Activities     (3,270,965)      (311,681)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ...........    (1,177,898)    (3,894,253)
  Expenditures for other property and equipment .....       (40,126)        (2,824)
                                                        -----------    -----------
     Cash Provided By (Used in) Investing Activities     (1,218,024)    (3,897,077)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ...........................          --             --
  Proceeds from the issuance of common stock ........     1,905,000      6,365,000
  Proceeds from the issuance of convertible
    voting preferred stock ..........................          --             --
  Payments on notes payable and long-term liabilities       (68,740)      (104,454)
                                                        -----------    -----------
     Cash Provided By (Used in) Financing Activities      1,836,260      6,260,546
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH .....................    (2,652,729)     2,051,788

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .......     3,214,205      3,132,294
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS END OF PERIOD .............   $   561,476    $ 5,184,082
                                                        ===========    ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JUNE 30, 1998 THROUGH DECEMBER 31, 1998

                                                                       Convertible Voting           Capital in
                                           Common Stock                  Preferred Stock            Excess of      Accumulated
                                      Shares          Amount         Shares           Amount        Par Value        Deficit
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance,  June 30, 1998 ........     28,927,872    $     28,928         535,462    $        535    $ 19,050,101    $ (1,603,209)
                                   ============    ============    ============    ============    ============    ============

Common stock issued for cash
  at $3.00 per share ...........        135,000             135            --              --           404,865            --

Common stock issued for cash
  at $3.5 per share ............        428,572             429            --              --         1,499,571            --

Common stock issued for
  oil & gas properties
  at $3.50 per share ...........        140,000             140            --              --           489,860            --

Common stock issued for
retirement of accounts payable
  at $3.50 per share ...........         39,441              39            --              --           138,425            --

Common stock issued upon
  conversion of preferred shares        108,320             108         (21,664)            (21)            (87)           --

Net loss for the quarter
  ended September 30, 1998 .....           --              --              --              --              --          (122,585)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance,  September 30, 1998 ...     29,779,205    $     29,779         513,798    $        514    $ 21,582,735    $ (1,725,794)
                                   ============    ============    ============    ============    ============    ============
Common stock issued for
  services at $1.38 per share ..         18,200              18            --              --            25,098            --

Common stock issued for
  oil & gas properties
  at $3.50 per share ...........         54,000              54            --              --           188,945            --

Common stock issued for
  services at $3.00 per share ..         35,000              35            --              --           104,965            --

Cancellation of common stock ...        (27,700)            (28)           --              --                28            --

Common stock issued upon
  conversion of preferred shares      1,827,200           1,827        (365,440)           (366)         (1,462)           --

Net loss for the quarter
  ended December 31, 1998 ......           --              --              --              --              --          (244,480)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance,  December 31, 1998 ....     31,685,905    $     31,685         148,358    $        148    $ 21,900,309    $ (1,970,274)
                                   ============    ============    ============    ============    ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

              THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND JUNE 30, 1998

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

During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp,, Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for common stock of the Company (see Note 7), a 1% overriding royalty on the Pakistan Project and a future $200,000 production payment if certain conditions are met. In April 1995, the name of that Company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

The Company and its subsidiaries are principally in the business of acquisition, exploration and development of oil and gas properties with the ultimate goal of production and operation of those properties and the contracting of those services to other unrelated businesses.

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

During the year ended June 30, 1998, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through December 31, 1998

               THE AMERICAN ENERGY GROUP, LTD.  AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND JUNE 30, 1998


NOTE I - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

b. DEVELOPMENT STAVE AND CONTINUED EXISTENCE (CONTINUED)

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

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1998 was $84,448 . No interest was capitalized in the quarter ended December 31, 1998. In addition, depreciation capitalized during the year ended June 30, 1998 totaled $55,234. Depreciation capitalized during the quarter ended December 31, 1998 totaled $12,404. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1998, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $270,927 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1998 and $43,861 for the quarter ended December 31, 1998 on proved and impaired or abandoned oil and gas properties.

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

               THE AMERICAN ENERGY GROUP, LTD.  AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND JUNE 30, 1998


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

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended December 31, 1998, the Companies incurred total depreciation expense of $16,531 of which $12,404 was capitalized as costs of oil and gas properties.

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

h. CERTIFICATES OF DEPOSIT
As of December 31, 1998, the Companies held three certificates of deposit totaling $325,438 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days. These certificates of deposit are unencumbered at December 31, 1998.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998 AND JUNE 30, 1998

NOTE 3 - NOTE PAYABLE - RELATED PARTY

As of June 30, 1996, the Companies had a note payable in the amount of $100,000 due to an individual who is a major shareholder and director of the Companies. This note payable had an interest rate of 11% and matured January 19, 1996. This obligation was paid off during the year ended June 30, 1998. In addition, the Companies have assigned to this individual a 1% overriding royalty in certain oil and gas properties of the Companies.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1998 and December 31, 1998:

                                                         December 31    June 30
                                                            1998          1998
                                                         -----------    ---------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter
until paid in full- secured by certain oil and gas
property and equipment ...............................   $   626,094    $ 723,463

8.5% note payable to a financial institution due
in monthly installments of $950 for 36 months;
secured by two vehicles ..............................        14,294       19,261

7% notes payable, due September 15, 1995, secured
by working interest in oil and gas properties ........        38,117       44,117

Total notes payable and long-term debt ...............   $   678,505    $ 786,841
                                                         -----------    ---------
Less: Unamortized discount ...........................       (65,461     (107,685)
                                                         -----------    ---------
Net notes payable and long-term debt .................       613,044      679,156
Less- Current portion of notes payable
and long-term debt ...................................      (359,341)    (250,876)
                                                         -----------    ---------
Long-Term Liabilities ................................   $   253,703    $ 428,280
                                                         ===========    =========

NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 and quarter ended December 31, 1998, relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 36 to 60 months with total monthly lease payments of $694.The following are the scheduled annual payments on these capital leases:

                    THE AMERICAN ENERGY GROUP, LTD.  AND SUBSIDIARIES

                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND JUNE 30, 1998


NOTE 5 - CAPITAL LEASE OBLIGATIONS (CONTINUED)

          Year ending June 30
             1999   $ 4,161
             2000   $ 7,429
             2001   $ 3,355
             2002   $ 3,355
             2003   $ 3,076
                    -------
                    $21,376

Total minimum lease commitments ................................       $ 21,376
Less: Executory costs (such as taxes and insurance)
                  included in capital lease payments ...........         (1,603)
                                                                       --------
        Net minimum lease payments .............................         19,773
        Less: Amount representing interest .....................         (2,880)
                                                                       --------
        Total Capital Lease Obligations ........................         16,893
        Current Portion ........................................         (6.415)
                                                                       --------
        Long Term Portion ......................................       $ 10,478
                                                                       --------

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

The number of outstanding Convertible Preferred shares was reduced from 513,798 shares to 148,358 shares by conversion of 365,440 shares of Convertible Preferred into 1,827,200 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 741,790 shares of Common Stock

NOTE 7- COMMON STOCK

During the quarter ended December 31, 1998, a net increase of 1,906,700 shares of Common Stock of the Company was incurred through a combination of Warrant exercise, stock cancellation, property acquisition, consulting fees, and conversion of Convertible Preferred shares. (See Consolidated Statement of Stockholders Equity)

NOTE 8- COMMON STOCK WARRANTS

Prior to the quarter ended December 31, 1998, outstanding warrants totaled 10,335,000. Total outstanding Warrants as of December 31,1998 were 12,700,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended December 31, 1998, a total of 20,000 warrants were exercised and a total of 2,385,000 warrants were issued to various parties involved with the Company.

               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                      December 31, 1998 and June 30,1998

NOTE 9 - INCOME TAXES

Through December 31, 1998, the Companies have sustained net operating loss carry forward totaling approximately $1,970,274 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carry forward are offset by a valuation allowance of the same amount.

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

In May 1997, the Securities and Exchange Commission filed civil charges against the Company and its President alleging various violations of securities regulations. Subsequent to the quarter ended December 31, 1998, the Company and its President have settled the matter, and the lawsuit has been dismissed.

The Company, through its wholly-owned subsidiary, Hycarbex-American Energy, Inc. has obtained a one year extension on its Jacobabad Concession in central Pakistan, and has also awarded contracts for various goods and services associated with the drilling of its second exploratory well on the Concession. In connection with this extension, the Company has deposited a total of $1,100,000 in one of its Pakistan bank accounts to secure the estimated drilling and other costs associated with this well. As of December 31, 1998, $1,020,100 remained in this account and is reflected in the current Balance Sheet under the caption "Other Assets". Drilling is expected to begin in February, 1999.