Form 10-Q
period 1999-03-31
AMERICAN ENERGY GROUP LTD
filed 1999-05-21
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ________________ to ________________


                        Commission File Number: 0-26402


                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

              NEVADA                                   87-0448843
 (State or other jurisdiction of           (IRS Employer identification Number)
  incorporation or organization)

     P O BOX 489 SIMONTON, TEXAS                          77476
(Address of rincipal executive offices)                 (Zip code)


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

                            32,841,828 COMMON SHARES

SEC Form 10-Q
The American Energy Group,
LTD.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company files herewith the Unaudited Consolidated Financial Statements for the three months ended March 31, 1999 and 1998, presented with the Audited Consolidated Financial Statements for the twelve months (Fiscal Year) ended June 30, 1998. In the opinion of Management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

The Company has emerged from the development stage. It has engaged in the drilling of development wells and the recompletion of existing wells on its inventory of properties acquired in previous quarters. It has not yet had significant revenue from the production of oil and gas. The Company has financed its operations to date through private placement of equity securities and borrowing from lenders, including banks and existing shareholders. Management anticipates an increasing revenue stream from the properties as further development funded through substantial equity investment received by the Company continues. Because the Company's properties are predominantly oil related (as opposed to natural gas related), the fluctuation in oil prices will continue to have a significant impact on the Company's prospective revenues and revenue stream from oil sales.

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


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 2 OF  9

PAKISTAN OPERATIONS

During the quarter ended March 31, 1999, the Company, through its wholly owned subsidiary, Hycarbex-American Energy, Inc., began drilling operations on its Jacobabad Concession. In early February, following two months of drillsite construction and rig mobilization, the David #1 well was spudded. The wellsite spudding ceremony on February 6th was attended by high ranking Pakistan Government officials and American Energy officers and directors. By Mid March, the company had encountered downhole and mechanical conditions short of the target depth which made it necessary to plug the original wellbore and move the drillsite. On April 6th, the replacement well, the David #1A was spudded approximately 160 feet from the original wellbore. In late April, during the drilling and testing of the David 1A well, dangerous levels of hydrogen sulfide gas and loss of circulation were encountered, and the company elected to plug the well to prevent possible further release of the dangerous gas. The Company's original plan was to continue drilling to deeper formations than the depth where these drilling problems were encountered. However, the circumstances encountered made this impossible without considerable and unreasonable risks to wellsite personnel.

In the initial four years in which the Company has held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $7.0 Million in acquisition, geological, seismic, drilling and associated costs. The Company had deposited $1.1 Million in a segregated bank account in Islamabad, Pakistan, as a reserve for estimated site preparation and drilling costs on the David #1 well. Costs have exceeded this number due to the conditions encountered. Based upon the results of these newly drilled wells, the Company is currently conducting evaluations of geological and geophysical data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. As of the time of this filing, the further evaluation and drilling preparations for another exploratory well are underway. This is a significant undertaking by the Company.


TEXAS GULF COAST DRILLING AND OPERATIONS

In the Quarter ended March 31, 1999, the Company, through its wholly owned subsidiary, The American Energy Operating Corp., engaged in drilling, reworking, and plugging operations on its two principal oil fields, Boling Dome Field and Blue Ridge Field in Fort Bend County, Texas. Two new development wells were drilled in March. Both wells were drilled in the Blue Ridge Field. At the time of the filing this report, both wells are in various stages of completion. Production facilities were being constructed for these new additions. During the quarter, workover operations were conducted on 3 wells in the Boling Field, restoring all three back to production. In addition, five previously existing wellbores in Boling Field were plugged and abandoned.

Subsequent to the quarter ended March 31, 1999, two additional wells have been drilled in the Blue Ridge Field, and at the time of the filing this report, both wells are in various stages of completion. Reworking and workover operations on previously shut in wells continues on a weekly basis on various wells in both fields, as the recent increase in oil price has prompted the Company to resume these operations. Oil prices during the quarter ended March 31, 1999 dropped to as low as $10 per barrel. At the time of the filing of this report, the price which the Company receives for its oil have increased to $15 per barrel. While there is no guarantee of future oil pricing, Company management has initiated renewed active field operations in its Texas Gulf Coast oil fields to attempt to restore



SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 3 OF  9
production on previously shut in wells and continue drilling additional in-field development wells as capital budgets permit.

In April, 1999, the Company executed a Letter of Intent with Maverick Drilling Company, Inc., an Austin, Texas, based drilling company which owns five drilling rigs and associated drilling equipment. For the past three years, Maverick has conducted all contract drilling operations for the Company in its Texas Gulf Coast oil fields, and continues to do so. Final terms of the purchase have not been disclosed, and are subject to complete due diligence by both parties. Maverick is owned and controlled by one of the Company's directors, Don Henrich, and the Company has retained independent consulting firms to conduct due diligence, financial review, appraisals, and independent opinions as to the fairness of any transaction contemplated by the Board of Directors.

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


RESULTS OF OPERATIONS

In the quarter ended March 31, 1999, the field operations of the Company consisted of performing tasks necessary to maintain the existing leases and the drilling and completion of wells drilled in pilot developmental drilling projects. Significant information pertaining to the results of the quarter include:


REVENUES AND EARNINGS

In the quarter ended March 31, 1999, the Company incurred a net operating profit of $1,271, with oil & gas sales of $85,614 as compared to a net operating profit of $8,024 on oil & gas sales of $98,784 in the prior fiscal year's quarter ended March 31, 1998. This reflects a decrease of approximately thirteen (13%) percent in comparative quarter's oil and gas sales in comparison with the prior year's Quarter ending March 31, 1998. This has been due to a comparable decline in the weighted average price per barrel of oil sales in the comparative quarters, as well as the company's election to shut in most of its primary production for maintenance and repairs. The average price per barrel of oil sold by the Company in the quarter ending March 31, 1998 was $14.05, as compared to $11.76 in the current quarter ending March 31, 1999, reflecting a reduction in oil price per barrel of in excess of sixteen (16%) percent. The Company has begun renewed drilling and recompletion activities in this quarter. The results of this activity are expected to be more accurately reflected in the Company's future financial information and performance.



SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 4 OF  9

The Company, with the inclusion of other income, foreign and domestic administrative expenses, and including interest, reported net loss of $183,868 in the quarter ended March 31, 1999 versus a net loss of $66,048 in the prior fiscal year's quarter ended March 31, 1998.

As of March 31, 1999, the Company was significantly engaged in its principal business activity of drilling and producing wells. The Company had previously financed field maintenance operations through loans and private investment capital infusions, but has begun to produce income through the sale of oil since the beginning of the new fiscal year. During the quarter, it incurred general and administrative costs associated with the acquisition of assets and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties.

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

TOTAL ASSETS / SHAREHOLDER'S EQUITY

In the quarter ended March 31, 1999, Total Assets of the Company increased to $22,598,857, reflecting an overall increase of over eight percent (8.3%) for the nine months beginning from the fiscal year ended June 30, 1998, which at that time totaled $20,864,635.

Net Shareholders Equity increased to $21,326,202 as of March 31, 1999, from $17,476,355 as of June 30, 1998. This reflects an increase of $3,849,847, or approximately twenty two percent (22%) for the nine months beginning from the fiscal year ended June 30, 1998. This is attributed to a combination of the sale of common stock, reduction of trade payables through the issuance of common stock, the exercise of certain of the Company's warrants and the acquisition of properties through the issuance of common stock..


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the quarter ended March 31, 1999, the Company reached a settlement with the Securities and Exchange Commission (SEC) in a civil lawsuit filed by the SEC on April 24, 1997, against the company and its President, Bradley J. Simmons. In the lawsuit, the SEC sought civil penalties, injunctive relief and a bar against Mr. Simmons from serving as an officer and director of any publicly traded company based on allegations that specific press releases issued and filings made by the Company in 1995 contained misleading statements or omitted material information and thereby violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company and Mr. Simmons agreed to the settlement without admitting or denying the allegations in


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 5 OF  9
the SEC's lawsuit in order to avoid further costs of protracted litigation and disruption to the Company. The terms of the settlement were incorporated in a final judgement entered by the Court on January 15, 1999. Under the terms of the final judgement, the Company and Mr. Simmons agreed to a permanent injunction prohibiting them from engaging in violations of certain specified anti-fraud and reporting provisions in the federal securities laws. Although Mr. Simmons agreed to pay a civil penalty in the amount of $60,000.00, the final judgement imposes no bar upon Mr. Simmons and he remains an officer and director of the Company.

The final judgement imposes no civil penalty on the Company. Moreover, it adopts a remedy previously implemented by the Company on its own initiative to insure the accuracy and adequacy of its public disclosures, namely, the establishment of an independent Disclosure Committee to oversee all such public disclosures in the future. The function of the Disclosure Committee is to monitor and review the content of each proposed public disclosure in light of the nature and materiality of the information being published. The composition of the Disclosure Committee is subject to strict criteria and the Company is required to continue its existence for a minimum of four years. The parties agreed that this was an appropriate remedial effort to enhance the quality of the Company's public disclosures.

The Company and its wholly owned subsidiary, Hycarbex-American Energy, Inc. were named in a lawsuit filed by Alpha Tech International, Inc. in Cause No. 1999-10941 in the 11th Judicial District Court of Harris County, Texas. In the lawsuit Alpha Tech International, Inc. is seeking recovery of cash, common stock, and an overriding royalty in the Company's Pakistan Concession as a finder's fee under a 1996 agreement in which Alpha Tech International, Inc. was to be compensated if successful in raising working capital for the Company from certain named third parties. The Company and its subsidiary have denied any liability under the Agreement.

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending March 31, 1999, is provided below:


COMMON STOCK

A net increase of 1,155,923 shares of Common Stock occurred during the quarter, thereby increasing the total number of outstanding Common Stock to 32,841,828 shares in the following manner:

During the quarter ended March 31,1999, two individual investors acquired a total of 900,000 shares of common stock of the Company in an ongoing private placement of shares at an average purchase price of $1.66 per share. When completed, the private placement average purchase price, including sales prior to the current quarter, is anticipated to be approximately $2.26 per share. The Company received $1,500,000 in proceeds in these transactions. The Company believes that the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 6 OF  9

(the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

From time to time during the quarter ended March 31,1999, various holders of the Company's convertible preferred stock exercised their conversion rights whereby 46,900 shares of convertible preferred stock were converted into common stock of the Company at a conversion ratio of five shares of common stock in exchange for each one share of convertible preferred stock. A total of 234,500 shares of common stock were issued. The Company did not receive any proceeds in the conversion. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

During the quarter ended March 31, 1999, the Company has engaged a technical consultant in various services for the Company. In conjunction with retaining their services in the quarter ended March 31, 1999, the Company issued 21,423 shares of Common Stock to this firm. The Company believes that the consultant had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

CONVERTIBLE PREFERRED STOCK

The number of outstanding Convertible Preferred shares was reduced from 148,358 shares to 101,458 shares by conversion of 46,900 shares of Convertible Preferred into 234,500 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 507,290 shares of Common Stock.

WARRANTS

Prior to the quarter ended March 31, 1999, outstanding warrants totaled 12,700,000. Total outstanding Warrants as of March 31,1999 were 14,875,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended March 31, 1999, no warrants were exercised and a total of 2,175,000 warrants were issued to various parties involved with the Company as described below:

In the quarter ended March 31, 1999, a total of 2,125,000 warrants were issued to directors, officers, and employees of the Company. These Warrants are exercisable on the basis of one share of Common


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 7 OF  9

Stock for each Warrant, at exercise prices of between $2.50 and $3.00 per share for a seven year period. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

During the fiscal year, the Company has engaged certain technical consultants in various contracts. In conjunction with retaining their services in the quarter ended March 31, 1999, the Company has issued 50,000 warrants with an exercise price of $3.00 per share and an expiration date in January, 2006. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
      Not Applicable

ITEM 5. OTHER INFORMATION

CHANGES IN BOARD OF DIRECTORS

In the Quarter ended March 31, 1999, an additional individual joined the Board of Directors, Mr. Manfred Welser. Mr. Welser is a shareholder of the Company who resides in Zurich, Switzerland. On May 17th, Mr. Welser was elected by the Board of Directors to serve as Chairman. Mr. Welser succeeds Bradley J. Simmons, who remains as Director, President, and CEO of the Company.

Subsequent to the Quarter ended March 31, 1999, an additional individual was appointed to the Board of Directors, Mr. Eli D. Bebout. Mr. Bebout is a resident of Wyoming, and became the seventh member of the American Energy Board of Directors.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 8 OF  9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (A)   EXHIBITS
            The Consolidated Financial Statements dated March 31, 1999 and 1998 (unaudited), and June 30, 1998 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   REPORTS ON FORM 8-K
            NONE



                                    SIGNATURES

                                    THE AMERICAN ENERGY GROUP, LTD.


              3/20/99                              B/J/S
                                        Bradley J. Simmons, President


              3/20/99                              L/F/G
                                        Linda F. Gann, Secretary


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.             3/31/99                 PAGE 9 OF  9

                                    EXHIBIT A

                  TO FORM 10-Q FOR PERIOD ENDED MARCH 31, 1999



                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                       MARCH 31, 1999 AND 1998 (UNAUDITED)

                           AND JUNE 30, 1998 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  MARCH 31, 1999   JUNE 30, 1998
                                                   (UNAUDITED)       (AUDITED)
                                                 ----------------  -------------
ASSETS

CURRENT ASSETS
   CASH ......................................    $  1,099,884     $  3,214,205
   RECEIVABLES ...............................          40,341            8,984
   RECEIVABLES - RELATED PARTY ...............         206,192                0
   INVESTMENTS ...............................             340            3,300
   OTHER CURRENT ASSETS ......................         102,493          113,118
                                                  ------------     ------------
   TOTAL CURRENT ASSETS ......................       1,449,250        3,339,607
                                                  ------------     ------------

OIL & GAS PROPERTIES USING
FULL COST ACCOUNTING
   PROPERTIES BEING AMORTIZED ................      14,005,118       12,203,925
   PROPERTIES NOT SUBJECT
     TO AMORTIZATION .........................       6,604,462        5,433,328
   ACCUMULATED AMORTIZATION ..................        (421,994)        (303,927)
                                                  ------------     ------------
     NET OIL AND GAS PROPERTIES ..............      20,187,586       17,333,326
                                                  ------------     ------------


PROPERTY AND EQUIPMENT
   DRILLING AND RELATED EQUIPMENT ............         300,495          246,494
   VEHICLES ..................................         126,146          126,146
   OFFICE EQUIPMENT ..........................          47,870           34,839
   LESS: ACCUMULATED DEPRECIATION ............        (273,220)        (218,627)
                                                  ------------     ------------
   NET PROPERTY AND EQUIPMENT ................         201,291          188,852
                                                  ------------     ------------

OTHER ASSETS
   NET RESTRICTED CASH/PAKISTAN OPERATIONS ...         690,040                0
   DEPOSITS AND OTHER ASSETS .................          70,690            2,850

   TOTAL OTHER ASSETS ........................         760,730            2,850
                                                  ------------     ------------

TOTAL ASSETS .................................    $ 22,598,857     $ 20,864,635
                                                  ============     ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 MARCH 31, 1999    JUNE 30, 1998
                                                 (UNAUDITED)        (AUDITED)
                                                ----------------  --------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE ..........................         345,896        2,366,880
   ACCRUED LIABILITIES .......................         303,630          322,723
   LEASE OBLIGATIONS-CURRENT .................           6,943            6,985
   NOTES PAYABLE-CURRENT .....................         357,155          250,876
                                                  ------------     ------------
   TOTAL CURRENT LIABILITIES .................       1,013,624        2,947,464
                                                  ------------     ------------

LONG TERM LIABILITIES
   NOTES PAYABLE AND LONG TERM DEBT ..........         250,871          428,280
   CAPITAL LEASE OBLIGATIONS .................           8,160           12,536
                                                  ------------     ------------
   TOTAL LONG TERM LIABILITIES ...............         259,031          440,816
                                                  ------------     ------------
   TOTAL LIABILITIES .........................       1,272,655        3,388,280
                                                  ------------     ------------

SHAREHOLDERS EQUITY
   CONVERTIBLE PREFERRED STOCK
   PAR VALUE $.001 PER SHARE
   AUTHORIZED 20,000,000 SHARES
   ISSUED AND OUTSTANDING:
   AT JUNE 30, 1998: 535,462 SHARES
   AT MAR 31, 1999: 101,458 SHARES ...........             101              535

   COMMON STOCK, PAR VALUE $.001
   PER SHARE, AUTHORIZED 80,000,000
   SHARES, ISSUED AND OUTSTANDING
   AT JUNE 30, 1998: 28,927,872 SHARES
   AT MAR 31, 1999: 32,841,828 SHARES ........          32,841           28,928

   PAID IN EXCESS OF PAR VALUE ...............      23,447,402       19,050,101


   ACCUMULATED DEFICIT .......................      (2,154,142)      (1,603,209)
                                                  ------------     ------------

   NET SHAREHOLDERS EQUITY ...................      21,326,202       17,476,355
                                                  ------------     ------------

TOTAL LIABILITIES & SHAREHOLDERS
EQUITY .......................................    $ 22,598,857     $ 20,864,635
                                                  ============     ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                               MARCH 31                   MARCH 31
                                        ----------------------    ----------------------
                                           1999         1998         1999         1998
                                        ---------    ---------    ---------    ---------
REVENUES
   OIL & GAS SALES ..................   $  85,614    $  98,784    $ 245,909    $ 482,536
   LEASE OPERATING & PRODUCTION COSTS      84,343       90,760      213,448      199,402
                                        ---------    ---------    ---------    ---------
     GROSS PROFIT (LOSS) ............       1,271        8,024       32,461      283,134
                                        ---------    ---------    ---------    ---------

EXPENSES
   LEGAL AND PROFESSIONAL FEES ......      83,360       60,899      344,998      166,222
   ADMINISTRATIVE SALARIES ..........      27,900       18,900       71,425       84,516
   OFFICE OVERHEAD EXPENSE ..........      13,807        9,416       47,802       28,376
   FRANCHISE TAXES ..................      18,750       12,737       26,250       28,778
   DEPRECIATION .....................       4,127        1,100       12,381        3,308
   GENERAL ADMINISTRATIVE EXPENSE ...      36,008       25,875       95,044       92,447
                                        ---------    ---------    ---------    ---------
   TOTAL EXPENSE ....................     183,952      128,927      597,900      403,647
                                        ---------    ---------    ---------    ---------
NET OPERATING PROFIT (LOSS) .........    (182,681)    (120,903)    (565,439)    (120,513)
                                        ---------    ---------    ---------    ---------
OTHER INCOME (EXPENSE)
   INTEREST INCOME ..................           0       43,231       21,172       79,556
   LOSS ON INVESTMENTS ..............           0       (3,000)      (3,373)     (40,947)
   INTEREST EXPENSE .................      (1,187)           0       (3,293)      (1,247)
   DEBT FORGIVENESS .................           0       14,624            0      101,905
                                        ---------    ---------    ---------    ---------
   NET OTHER INCOME (EXPENSE) .......      (1,187)      54,855       14,506      139,267
                                        ---------    ---------    ---------    ---------
NET INCOME (LOSS) BEFORE TAX ........    (183,868)     (66,048)    (550,933)      18,754

   FEDERAL INCOME TAX ...............           0            0            0            0
                                        ---------    ---------    ---------    ---------
NET INCOME (LOSS) FOR PERIOD ........   ($183,868)   ($ 66,048)   ($550,933)   $  18,754
                                        =========    =========    =========    =========
EARNINGS (LOSS) PER SHARE ...........   ($  0.006)   ($  0.002)   ($  0.018)   $   0.001
                                        =========    =========    =========    =========


              THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS         NINE MONTHS
                                                                               ENDED               ENDED
                                                                              MARCH 31            MARCH 31
                                                                                1999                1998
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ..................................................        ($550,933)          ($66,408)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization ......................................          158,931             91,216
  Less amount capitalized to oil & gas properties ....................          (39,165)           (19,514)
  (Increase) decrease in receivables .................................          (31,357)            22,492
  (Increase) decrease in deposits and other assets ...................         (191,897)           (92,000)
  (Increase) decrease in other current assets ........................            2,960            (14,139)
  (Increase) decrease in restricted cash .............................         (863,727)              --
  Increase (decrease) in accounts payable ............................       (1,841,450)           (88,550)
  Increase (decrease) in accrued liabilities and
    other current liabilities ........................................          (19,093)          (234,356)
                                                                            -----------        -----------
     Cash Provided by (Used in) Operating Activities .................       (3,375,731)          (401,259)
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ............................       (2,043,761)        (5,354,050)
  Expenditures for other property and equipment ......................          (68,032)            (2,824)
                                                                            -----------        -----------
     Cash Provided By (Used in) Investing Activities .................       (2,111,793)        (5,356,874)
                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ............................................             --                 --
  Proceeds from the issuance of common stock .........................        3,455,000          6,965,000
  Proceeds from the issuance of convertible
    voting preferred stock ...........................................             --                 --
  Payments on notes payable and long-term liabilities ................          (81,797)          (161,808)
                                                                            -----------        -----------
     Cash Provided By (Used in) Financing Activities .................        3,373,203          6,803,192
                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH ......................................       (2,114,321)         1,045,059

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ........................        3,214,205          3,132,294
                                                                            -----------        -----------
CASH AND CASH EQUIVALENTS END OF PERIOD ..............................      $ 1,099,884        $ 4,177,353
                                                                            ===========        ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JUNE 30, 1998 THROUGH MARCH 31, 1999

                                                                            CONVERTIBLE VOTING          CAPITAL IN
                                                COMMON STOCK                 PREFERRED STOCK             EXCESS OF      ACCUMULATED
                                           SHARES         AMOUNT          SHARES          AMOUNT         PAR VALUE        DEFICIT
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance,  June 30, 1998 ............     28,927,872    $     28,928         535,462    $        535    $ 19,050,101    ($ 1,603,209)
                                       ============    ============    ============    ============    ============    ============

Common stock issued for cash
  at $3.00 per share ...............        135,000             135            --              --           404,865            --

Common stock issued for cash
  at $3.5 per share ................        428,572             429            --              --         1,499,571            --

Common stock issued for
  oil & gas properties
  at $3.50 per share ...............        140,000             140            --              --           489,860            --

Common stock issued for
retirement of accounts payable
  at $3.50 per share ...............         39,441              39            --              --           138,425            --

Common stock issued upon
  conversion of preferred shares ...        108,320             108         (21,664)            (21)            (87)           --

Net loss for the quarter
  ended September 30, 1998 .........           --              --              --              --              --          (122,585)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance,  September 30, 1998 .......     29,779,205    $     29,779         513,798    $        514    $ 21,582,735    ($ 1,725,794)
                                       ============    ============    ============    ============    ============    ============

Common stock issued for
  services at $1.38 per share ......         18,200              18            --              --            25,098            --

Common stock issued for
  oil & gas properties
  at $3.50 per share ...............         54,000              54            --              --           188,945            --

Common stock issued for
  services at $3.00 per share ......         35,000              35            --              --           104,965            --

Cancellation of common stock .......        (27,700)            (28)           --              --                28            --

Common stock issued upon
  conversion of preferred shares ...      1,827,200           1,827        (365,440)           (366)         (1,462)           --

Net loss for the quarter
  ended December 31, 1998 ..........           --              --              --              --              --          (244,480)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance,  December 31, 1998 ........     31,685,905    $     31,685         148,358    $        148    $ 21,900,309    ($ 1,970,274)
                                       ============    ============    ============    ============    ============    ============

Common stock issued for
  services at $2.25 per share ......         21,423              22            --              --            48,180            --

Common stock issued for cash
   in private placement ............        900,000             900            --              --         1,499,100            --

Common stock issued upon
  conversion of preferred shares ...        234,500             234         (46,900)            (47)           (187)           --

Net loss for the quarter
  ended March 31, 1999 .............           --              --              --              --              --          (183,868)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance,  March 31, 1999 ...........     32,841,828    $     32,841         101,458    $        101    $ 23,447,402    ($ 2,154,142)
                                       ============    ============    ============    ============    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998


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

During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for common stock of the Company, a 1% overriding royalty on the Pakistan Project and a future $200,000 production payment if certain conditions are met. In April 1995, the name of that Company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

The Company and its subsidiaries are principally in the business of acquisition, exploration and development of oil and gas properties with the ultimate goal of production and operation of those properties and the contracting of those services to other unrelated businesses.

b. DEVELOPMENT STAGE AND CONTINUED EXISTENCE

During the year ended June 30, 1998, the Companies began production from its oil and gas leases located in the State of Texas and has recognized the corresponding revenues. Accordingly, the Companies are no longer considered to be in the development stage with the accompanying consolidated financial statements no longer reflecting the results of operations, changes in stockholders' equity and cash flows for the period from inception on July 21, 1987 through March 31, 1999.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998


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

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1998 was $84,448 . No interest was capitalized in the quarter ended March 31, 1999. In addition, depreciation capitalized during the year ended June 30, 1998 totaled $55,234. Depreciation capitalized during the quarter ended March 31, 1999 totaled $17,404. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1998, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $270,927 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1998 and $51,753 for the quarter ended March 31, 1999 on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998



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

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended March 31, 1999, the Companies incurred total depreciation expense of $21,531 of which $17,404 was capitalized as costs of oil and gas properties.

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

h. CERTIFICATES OF DEPOSIT

As of June 30, 1998, the Companies held three certificates of deposit totaling $313,518 at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and matured every 30 days. These certificates of deposit were not renewed during the quarter ended March 31, 1999.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998



for further exploration and development.

NOTE 3 - NOTE PAYABLE - RELATED PARTY

As of June 30, 1996, the Companies had a note payable in the amount of $100,000 due to an individual who is a major shareholder and was a director of the Company. This note payable had an interest rate of 11% and matured January 19, 1996. This obligation was paid off during the year ended June 30, 1998. In addition, the Companies have assigned to this individual a 1% overriding royalty in certain oil and gas properties of the Companies.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1998 and March 31, 1999:


                                                         MARCH 31      JUNE 30
                                                           1999         1998
                                                        ---------    ---------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter until
paid in full; secured by certain oil and gas property
and equipment .......................................   $ 602,489    $ 723,463-

8.5% note payable to a financial institution due in
monthly installments of $950 for 36 months; secured
by two vehicles .....................................      11,729       19,261

7% notes payable, due September 15, 1995,
secured by working interest in oil and gas properties      38,117       44,117
                                                        ---------    ---------

Total notes payable and long-term debt ..............   $ 652,335    $ 786,841
                                                        ---------    ---------
Less: Unamortized discount ..........................     (44,349)    (107,685)
                                                        ---------    ---------
Net notes payable and long-term debt ................     607,986      679,156
Less: Current portion of notes payable
and long-term debt ..................................    (357,115)    (250,876)
                                                        ---------    ---------
Long-Term Liabilities ...............................   $ 250,871    $ 428,280
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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998



NOTE 5 - CAPITAL LEASE OBLIGATIONS ( CONTINUED)

         Year ending June 30
         1999   $2,079
         2000   $7,429
         2001   $3,355
         2002   $3,355
         2003   $3,076
                ------
               $19,284


      Total minimum lease commitments .......................    $ 19,294
      Less: Executory costs (such as taxes and insurance)
               included in capital lease payments ...........      (1,511)
                                                                 --------
      Net minimum lease payments ............................      17,783
      Less: Amount representing interest ....................      (2,680)
                                                                 --------
      Total Capital Lease Obligations .......................      15,103
      Current Portion .......................................      (6,943)
                                                                 --------
      Long Term Portion .....................................    $  8,160
                                                                 ========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

The number of outstanding Convertible Preferred shares was reduced from 148,358 shares to 101,458 shares by conversion of 46,900 shares of Convertible Preferred into 234,500 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. The remaining Convertible Preferred shares, if converted, would require issuance of an additional 507,290 shares of Common Stock

NOTE 7- COMMON STOCK

During the quarter ended March 31, 1999, a net increase of 1,155,923 shares of Common Stock of the Company was incurred through a combination of a private placement, consulting fees, and conversion of Convertible Preferred shares. (See Consolidated Statement of Stockholders Equity)

NOTE 8- COMMON STOCK WARRANTS

Prior to the quarter ended March 31, 1999, outstanding warrants totaled 12,700,000. Total outstanding Warrants as of March 31,1999 were 14,875,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended March 31, 1999, a total of 2,175,000 warrants were issued to various parties involved with the Company.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998


NOTE 9 - INCOME TAXES

Through March 31, 1999, the Companies have sustained net operating loss carryforward totaling approximately $2,154,152 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

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

In May 1997, the Securities and Exchange Commission filed civil charges against the Company and its President alleging various violations of securities regulations. In the quarter ended March 31, 1999, the Company and its President have settled the matter, and the lawsuit has been dismissed.

The Company, through its wholly-owned subsidiary, Hycarbex-American Energy, Inc. had obtained a one year extension on its Jacobabad Concession in central Pakistan. In connection with this extension, the Company had deposited a total of $1,100,000 in one of its Pakistan bank accounts to secure the estimated drilling and other costs associated with the David #1 well. As of March 31, 1999, $863,727 remained in this account and is reflected, net of related payables of $173,687, in the current Balance Sheet under the caption "Other Assets". Drilling was completed for two wells in April, 1999. The Company is preparing to obtain additional extensions to the Concession.

Subsequent to the Quarter ended March 31, 1999, the Company has entered into a Letter of Intent to acquire Maverick Drilling Company, Inc., an Austin, Texas based drilling company. At the time of this writing, the Company is engaged in due diligence and review of Maverick's inventory and financial information. Terms have not been disclosed, nor has a closing date been established.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 AND JUNE 30, 1998


Subsequent to the Quarter ended March 31, 1999, the Company has completed the drilling of two exploratory wells in Pakistan, both of which proved to be non-commercial and were plugged and abandoned. The Company is currently conducting extensive geological and geophysical review to determine its next course of action in this regard.

Subsequent to the Quarter ended March 31, 1999, the Company has added one additional Board member, increasing the number of Board members to seven. In addition, a new Chairman of the Board of Directors has been elected. Mr. Manfred Welser has been named Chairman, succeeding Bradley J. Simmons. Mr. Simmons remains as President and CEO of the Company.