Form 10-K
period 1999-06-30
AMERICAN ENERGY GROUP LTD
filed 1999-10-13
CIK 843212

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON DC 20549

                                      FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1999

                         Commission file number: 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

               Nevada                                   87-0448843
   (State or other jurisdiction of                      IRS Employer
    incorporation or organization)                  Identification Number

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form I O-K or any amendment to this Form 10-K [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date: 33,180,888 Common Shares outstanding as of October 1, 1999.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 1, 1999 was $68,352,629.

                                Table of Contents

PART I.
Item 1. Business.......................................................    3

Item 2. Properties.....................................................    6

Item 3. Legal Proceedings..............................................   14

Item 4. Submission of Matters to a Vote of Security Holders............   15

PART II.
Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................   16

Item 6. Selected Financial Data........................................   20

Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   25

Item 8. Financial Statements...........................................   25

Item 9. Changes in and Disagreements with Accountant on Accounting
          and Financial Disclosure.....................................   25

PART III.
Item 10. Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act...  26

Item 11. Executive Compensation.........................................  29

Item 12. Security Ownership of Certain Beneficial Owners and Management.. 31

Item 13. Certain Relationships and Related Transactions.................. 33

PART IV.

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.......... 33

SIGNATURE

                                     PART I.

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

From 1987 to 1990, the Company was inactive. In October, 1990, the shareholders of the Company approved a one for ten (1:10) reverse split of the voting Common Stock. In June, 1991, the Company obtained an Oil Prospecting License from the government of Belize. At a special. meeting of shareholders, resolutions to change the name of the Company to "Belize-American Corp. Internationale", forward split the voting Common Stock ten for one (10:1) and a vote to ratify the Oil Prospecting License received a vote of approval.

During 1991, the Company attempted various means to attract sufficient capital investment to develop the oil prospect in Belize, but were not successful. The license expired due the lack of' performance by the Company.

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

In April, 1995, the Company acquired all of the outstanding shares of Hycarbex, Inc., a Texas corporation (hereinafter "Hycarbex) for 120,000 shares of voting Common Stock of the Company, a 1% Overriding Royalty Interest in the revenues generated through the development of Hycarbex's Pakistan Concession, and an agreement to pay the sole shareholder $200,000 conditioned upon the success of that development. For accounting purposes, this acquisition was treated as a pooling of interests. The Company changed the name of Hycarbex, Inc. to Hycarbex-American Energy, Inc. and it is operating as a wholly owned subsidiary of the Company. Hycarbex holds an oil and gas Concession and Exploration License granted by the government of Pakistan. The Concession is located in the Middle Indus Basin near Jacobabad, Pakistan. In addition to the above acquisition consideration, the Company, upon closing, provided a $551,000 Financial Guarantee Bond to the Government of Pakistan to assure performance of Concession requirements. Subsequent seismic surveys performed and drilling of the exploratory wells in 1997 and 1998 by the Company have satisfied the Concession requirements.

The Company began producing commercial quantities of oil on its domestic properties and emerged from the development stage during the year ended June 30, 1997. At that time, the Company began a program of drilling and reworking developmental wells on its properties. The Company has continued to evaluate its inventory of oil and gas properties, and to pursue capital investment to finance a comprehensive drilling and production program, both in Texas and Pakistan.

In June, 1997, the Company purchased oil and gas properties totaling approximately 1,400 acres in Texas. During the year ended June 30, 1999, the Company drilled eight developmental wells on these properties, of which seven wells are currently producing.

During the year ended June 30, 1999, the Company drilled its second and third exploratory wells in central Pakistan, the David #1 and #1A wells. Although both wells encountered gas shows, both were plugged and abandoned as non-commercial. Geological and geophysical evaluations are currently being conducted on an intensive basis. Based on the preliminary testing of the initial well drilled in 1997, the Kharnhak #1, and the geological information obtained while drilling the second and third exploratory wells, the Company believes that further drilling and testing is warranted.

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

STATE AND LOCAL REGULATIONS

The various states have established statutes and regulations requiring permits for drilling, drilling bonds to cover plugging contingencies, and reporting requirements on drilling and production activities. Activities such as well location, method of drilling and casing wells, surface use and restoration, plugging and abandonment, well density, and other matters are all regulated by a governing body. Texas, the state in which the Company operates, has rules and regulations covering all of these matters. It also has regulations addressing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties.

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

FOREIGN LAWS AND REGULATIONS

The Company intends to commit a significant amount of its resources to develop its oil and gas Concession in Pakistan. There are inherent risks in operating a business in a foreign country, where unfamiliar laws, business practices, and political climates may exist. The Company intends to continue to minimize this risk by engaging appropriate local professional and support personnel as the operations develop. (See Item 2. History of Properties)

MARKETING

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

EMPLOYEES

At June 30, 1999, the Company and its subsidiaries had 25 employees, including 12 administrative and clerical personnel and 13 drilling and field personnel.

YEAR 2000 FACTORS

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

BOE OR BARREL OF OIL EQUIVALENT - generally converts gas to oil at a ratio of 6,000 cubic feet of gas to one Bbl of oil. The oil and gas constituents are added together for total BOE.

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

FIELD- means a geographic area in which a number of oil or gas wells produce from a continuous reservoir.

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

HISTORY OF PROPERTIES

During the fiscal year ended June 30, 1995, the Company acquired Simmons Oil Company, Inc. ("Simmons") through a business combination accounted for as a purchase. Simmons owns certain oil and gas properties that had been acquired prior to the acquisition of Simmons by the Company. The Company intends to further evaluate these properties and develop those which merit such efforts, based upon this continuing evaluation. Many of these properties contain existing wells that are not currently productive and which cannot be expected to become productive, if at all, without additional evaluation, work and repair. The Company has begun an extensive workover program with the purpose of revitalizing these fields. At June 30, 1999, the workover and development program, while commenced, has not progressed to the point of substantial completion. Therefore, oil and gas production and related revenue from these workover properties are relatively minimal and proven reserves have not been allocated to these properties. In some instances, these wells are being plugged and abandoned in favor of more potentially productive properties in the Company's core areas of development.

The Company acquired Hycarbex, Inc. in a business combination accounted for as a purchase in April, 1995 and changed the name to Hycarbex-American Energy, Inc. ("Hycarbex") Hycabex is a wholly owned subsidiary of the Company. Hycarbex holds an Exploration License granted by the Government of Pakistan to explore for oil and gas reserves in a particular Concession now comprised of approximately 4,000 square kilometers. The Company shot 256 kilometers of 2D seismic surveys across this Concession in early 1997, drilled its initial exploratory well on the Concession in early 1998, drilled its second and third exploratory wells in mid 1999, and is currently preparing to drill the next exploratory wells in early 2000. While the prospects of economic productivity have been evaluated by independent consultants to the Company whose report to management indicates certain Probable Recoverable Reserves and additional potential test drillsites, there can be no definitive evaluation of the potential value of this project until additional drilling and testing is completed. In June, 1997, the Company acquired oil and gas properties totaling approximately 1,400 acres located in the Blue Ridge, Boling, and Manvel Fields, Fort Bend County, Texas. The acquisition included 82 producing and non-producing wells and all associated production equipment on the properties. The purchase price was $1,000,000 payable in a combination of cash and production payments over a maximum of four years. The Company paid $75,000 as down payment and executed a Note for $925,000. Under the terms of the purchase, the Company is obligated to pay a minimum of $250,000 per year for four years, or until a total of $1,000,000 has been paid, whichever occurs first, through a combination of payments of $10,000 for each new drillsite that is drilled and other payments to the seller in the form of an overriding royalty interest from gross production. During the fiscal year, the Company continued its program to drill new wells on the properties acquired and to rework certain existing wells.

A summary of the oil and gas properties and areas in which the Company owns an interest are as follows:

FORT BEND COUNTY, TEXAS.

The Company owns interests in the Blue Ridge and Boling oil fields with 11 leases comprising approximately 1846 gross acres and 1846 net acres. The Company owns 100% of the working interest in these properties.

During the fiscal year ended June 30, 1999, the Company drilled eight developmental wells, of which two were drilled in the Boling Field and six were drilled in the Blue Ridge Field. Seven of the eight wells are currently in various stages of completion or production, and the eighth well is yet to be completed while production facilities are being prepared. The Company has a significant number of shut in wells and proved undeveloped locations which it plans to develop or drill in the Boling and Blue Ridge Fields.

GALVESTON COUNTY, TEXAS.

The Company `s holdings in Galveston County, Texas are currently comprised of 673 net acres in the Gillock Field. The acreage is comprised of contiguous tracts where the "deep rights" below a certain formation belong to the Company, and the leasehold rights as a whole are maintained if force by shallow production of third parties.

JACOBABAD, PAKISTAN.

The Company, through its wholly owned subsidiary Hycarbex-American Energy, Inc., holds an Exploration License from the Government of Pakistan to explore for oil and gas reserves. The Concession is located in the Middle Indus Basin, near the city of Jacobabad, Pakistan. The prospect covers 4,000 square kilometers (approximately 1 million acres). The Company has drilled three exploratory wells to date and is engaged in preparations for the drilling of additional exploratory wells in early calendar year 2000.

On October 12, 1999. Pakistani military troops seized control of state-run television and radio stations and major airports throughout the country following what certain media reports have described as a surprise dismissal of the Army Chief of Staff, General Pervaiz Musharraf. No formal announcements have been made by Prime Minister Nawaz Sharif's civilian government. Company's management intends to closely monitor internal developments in order to determine the overall effects of these events upon its Jacobabad-based Concession.

A. DRILLING HISTORY

Set forth below is a tabulation of wells (gross and net wells reflecting the ratio of working interest ownership owned by the company vs. 100% working interest in each well) completed in the period indicated in which the Company has participated and the results thereof for each of the three years ended June 30th.

                                     YEAR ENDED JUNE 30
              --------------------------------------------------------------
                     1999                 1998                  1997
              -----------------    ------------------    -------------------
               GROSS      NET       GROSS       NET       GROSS       NET
              -------   -------    -------   --------    --------   --------
DRY              0         0          0          0          0          0
OIL              8         8          6          5          8          7
GAS              0         0          0          0          0          0
              -------   -------    -------   --------    --------   --------
TOTALS           8         8          6          5          8          7


EXPLORATORY WELLS: The Company drilled two exploratory wells in Pakistan, the David #1 and David #1A. These two wells were plugged and abandoned as non-commercial.

B. PRODUCING WELLS

Set forth below is a tabulation of the productive oil wells owned by the Company as of June 30, 1999. This summary includes wells which may currently be shut in and awaiting recompletion in order to restore commercial productivity. There have been no productive gas wells since 1996. All of the wells are located in the Company's oil and gas properties in Texas.

    PRODUCTIVE WELLS

                  GROSS         NET
               ---------     ---------
OIL               105           105
GAS                 0             0
               ---------     ---------
    TOTAL         105           105

C. ACREAGE HOLDINGS

The developed and undeveloped acreage owned by the Company as of June 30, 1999 are as follows.

                     DEVELOPED                    UNDEVELOPED
                      ACREAGE                       ACREAGE
                       GROSS           NET          GROSS           NET
                    ---------      ---------      -----------    ---------
TEXAS                     152            152          2,372          2,372
PAKISTAN0                   0      1,000,000        950,000
                    ---------      ---------      ---------      ---------
TOTAL                     152            152      1,002,372        952,372


D. PRODUCTION AND SALE OF OIL AND GAS

As of June 30, 1998 and 1999, the Company received oil revenues from 14 and 22 wells, respectively. All of these wells are oil producers, with no sales of gas. The additional productive wells identified herein are in various stages of recompletion. Many have begun or are expected to begin to generate production subsequent to June 30, 1999, which production is not reflected in the following production numbers:

                                  1999           1998              1997
                                --------       --------          --------
Net Oil Sales (Bbls) in the
Fiscal Year ended June 30:       32,272         42,663            14,241

Avg. Price per Barrel:           $12.93         $15.03            $19.90


All wells in the U.S. fields were shut in for repairs and maintenance as of June 30, 1998 and subsequent to that time certain wells were reactivated throughout the current fiscal year ending June 30, 1999.

AVERAGE LIFTING COST

                           1999        1998        1997
                         --------    --------   --------
Per BBL.                  $5.08       $6.05       $5.89

Per MCF (FN 1)             N/A         N/A         N/A


FN 1 The Company does not presently produce any natural gas.

E. OIL AND GAS RESERVES

The Company did not report reserves to any other agency of the U. S. government. The Company's proved reserves and PV-10 Value from its U.S. proved developed and undeveloped oil and gas properties have been estimated by Sigma Energy Corporation in Houston, Texas. The Company's Pakistan Probable Recoverable Reserves and PV-10 Value from its Pakistan undeveloped gas properties have been estimated by Martin Petroleum and Associates in Calgary, Alberta, Canada. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geologic economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenue from the Company's proved and probable reserves and the present value thereof are made on the basis of oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment. Future net revenues at June 30, 1999 on the Company's U.S. properties reflect a weighted average price of $18.50 per BOE vs. $12.50 in its June 30, 1998 estimates. The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of -available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes for produced hydrocarbons subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were escalated under the terms of existing contracts. There can be no assurance that such prices will be real or that the estimated production volumes will be produced during the period specified in such reports. Since June 30, 1998, (the date of the Pakistan estimate) oil and gas prices have fluctuated significantly. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material change in estimated proved reserves or future net revenues could have a material effect on the Company.

UNITED STATES RESERVE ESTIMATES

The following tables present total proved developed and proved undeveloped reserve volumes as of June 30, 1999, and June 30, 1998, and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that the estimates are accurate predictions of future net revenues from oil reserves or their present value.

ESTIMATED NET PROVED OIL RESERVES - UNITED STATES PROPERTIES



PROVED OIL RESERVE CATEGORY
(BBLS)
-----------------------------

     As of June 30:
  Proved       Developed               Proved Shut In        Proved Undeveloped
   1999          1998                 1999       1998        1999        1998
--------------------------          ------------------    ----------------------
   471,430         0                634,040    671,050    2,341,420    1,689,950
   =======      =======             =======    =======    =========    =========

Total estimated Proved oil reserves as of June 30:

       1999                                       1998

  3,446,890 Barrels                         2,361,000 Barrels
  =================                         =================


This reflects an increase of 46% in total proved reserves in the current fiscal year.

ESTIMATED FUTURE NET REVENUES - UNITED STATES PROPERTIES

The comparative estimated future net revenues (using current prices and costs at the fiscal year end) and the present value of future net revenues (using discount factor of 10 percent per annum) before income taxes for the Company's proved developed and proved undeveloped oil reserves as of June 30, 1999 and 1998 are as follows:


PROVED DEVELOPED OIL RESERVE CATEGORY
--------------------------------------

AS OF JUNE 30, 1999                                AS OF JUNE 30, 1998
PROVED DEVELOPED                                    PROVED DEVELOPED
----------------------------------      ----------------------------------------
Future net       Present value of          Future net          Present value of
Revenues         future net                revenues            future net
                 revenue                                       revenue
                 PV 10%                                        PV 10%

$7,917,855       $6,840,405                $       0          $      0
==========       ==========                =========          ========


PROVED SHUT IN OIL RESERVE CATEGORY
-----------------------------------

AS OF JUNE 30, 1999                                 AS OF JUNE 30, 1998
PROVED SHUT-IN                                        PROVED SHUT-IN
----------------------------------       ---------------------------------------
Future net       Present value of           Future net         Present value of
revenues         future net                 revenues           future net
                 revenue                                       revenue
                 PV 10%                                        PV 10%

$10,417,878      $9,159,680                $ 7,257,990         $ 6,077,565
===========      ==========                ===========         ===========


PROVED UNDEVELOPED OIL RESERVE CATEGORY
---------------------------------------

AS OF JUNE 30, 1999                                  AS OF JUNE 30, 1998
PROVED UNDEVELOPED                                   PROVED UNDEVELOPED
-----------------------------------       --------------------------------------
Future net       Present value of            Future net        Present value of
Revenues         future net                  revenues          future net
                 revenue                                       revenue
                 PV 10%                                        PV 10%

$32,353,361      $23,872,375                $13,395,010        $9,572,141
===========      ===========                ===========        ==========

COMBINED PROVED OIL DEVELOPED, SHUT-IN, AND UNDEVELOPED CATEGORIES

As of June 30, 1999:                             As of June 30, 1998:

Future net        Present                 Future net           Present
Revenues          value of                Revenues             value of
                  future net                                   future net
                  Revenue                                      Revenue
                  PV 10%                                       PV 10%

$50,689,094       $39,872,461              $20,653,000         $15,649,706
===========       ===========              ===========         ===========


The Company attributes the 46% increase in Total Proved Oil Reserves and 154% increase in Present Value (discounted at 10%) to three key elements: (1) Certain acquisitions made by the Company in the fiscal year, (2) The relative increase in oil prices at the comparative times of the estimates - wherein the weighted average price had increased from $12.50 at June 30, 1998, to $18.50 at June 30, 1999. This reflects a 48% increase in product prices. (3) The upward adjustment of proved reserves due to the drilling of certain key field extension wells and various recompletions which verified potential for expanded development on certain of the Company's leases.

"Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating method. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing, wells where relatively major expenditure is required for recompletion. In recent years the market for oil and gas has experienced substantial fluctuations, which have resulted in significant swings in the prices for oil and gas. The Company cannot predict the future of oil and gas prices or whether a future decline in prices will occur. Any such decline would have an adverse effect on the Company.

PAKISTAN RESERVE ESTIMATES - PROBABLE RECOVERABLE RESERVES

As previously reported in a Form 8-K dated September 22, 1998, the Company retained Martin Petroleum and Associates to perform a preliminary reserve study on its Jacobabad Concession in the Middle Indus basin in central Pakistan. These reserves are not categorized as proven. Further, these reserves remain categorized by the Company as unproven. However, management determined that the independent estimates of Probable Recoverable Reserves in the preliminary reserve study represent material information which merited disclosure to the shareholders. These independent estimates also served as justification to management to continue further exploratory drilling on its Pakistan Concession. The following summary represents total probable recoverable undeveloped natural gas reserve estimates as of June 30, 1998, and estimates of the future net revenues and PV-10 Value therefrom. There can be no assurance that the estimates are accurate predictions of future net revenues from these gas reserves or their present value.

GROSS PROBABLE RECOVERABLE
GAS RESERVE ESTIMATES..........................  5.159 TCF (Trillion Cubic Feet)
NET PROBABLE RECOVERABLE
GAS RESERVE ESTIMATES..........................  3.231 TCF (Trillion Cubic Feet)
NET PRESENT VALUE (DISCOUNTED @ 10%)...........  $  1,767,600,000
(TO THE COMPANY'S INTEREST AS OF JUNE 30, 1998)

Probable Recoverable Reserves as defined in the preliminary reserve study are "reserves which analysis of drilling, geological, geophysical and engineering data does not demonstrate to be proved under current technology and existing economic conditions, but where such analysis suggests the likelihood of their existence and future recovery."

The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of probable undeveloped reserves, which are a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were escalated under the terms of existing contracts. There can be no assurance that such prices will be real or that the estimated production volumes will be produced during the period specified in such reports. Since June 30, 1998, (the date of the Pakistan estimate) gas prices have generally remained stable. The estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing gas prices and other factors. A material change in categorization of reserves or future net revenues could have a material effect on the Company.

TITLE TO PROPERTIES

Many of the Company's oil and gas properties are held in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of developed and undeveloped properties. Title investigations covering the drillsites are generally completed before commencement of drilling operations or the acquisition of producing properties. Generally, the Company's working interests are subject to customary royalty and overriding royalty interests, liens, current taxes, operating agreements and other customary imperfections of title which do not immediately affect operations. Properties acquired by purchases are also often subject to environmental covenants designed to protect the seller from liability for environmental damage. The Company believes that its methods of investigating title to, and acquisition of, its oil and gas properties are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

ITEM 3. LEGAL PROCEEDINGS

The Company and its officers and directors were involved in the following legal proceedings during the fiscal year ended June 30, 1999:

On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which was believed to have been fraudulently obtained prior to the acquisition by The American Energy Group, Ltd. in 1994. The case is styled The American Energy Group. Ltd. v. Douglas E, Brown, et. al., C.A. No. H97-2450, in the United States District Court, Southern District of Texas, Houston, Division. The Company subsequently reached a settlement with all except three of the defendants. The litigation proceeded against three defendants after the settlement, representing in excess of 400,000 shares of common stock which the Company believes to have been fraudulently obtained. At this time, it is not anticipated that litigation costs incurred by the Company will adversely affect ongoing Company operations.

In January, 1999, the Company reached a settlement with the Securities and Exchange Commission (SEC) in a civil lawsuit filed by the SEC on April 24, 1997, against the company and its President, Bradley J. Simmons. In the lawsuit, the SEC sought civil penalties, injunctive relief and a bar against Mr. Simmons from serving as an officer and director of any publicly traded company based on allegations that specific press releases issued and filings made by the Company in 1995 contained misleading statements or omitted material information and thereby violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company and Mr. Simmons agreed to the settlement without admitting or denying the allegations in the SEC's lawsuit in order to avoid further costs of protracted litigation and disruption to the Company. The terms of the settlement were incorporated in a final judgement entered by the Court on January 15, 1999. Under the terms of the final judgement, the Company and Mr. Simmons agreed to a permanent injunction prohibiting them from engaging in violations of certain specified anti-fraud and reporting provisions in the federal securities laws. Although Mr. Simmons agreed to pay a civil penalty in the amount of $60,000.00, the final judgement imposes no bar upon Mr. Simmons and he remains an officer and director of the Company. The final judgement imposes no civil penalty on the Company. Moreover, it adopts a remedy previously implemented by the Company on its own initiative to insure the accuracy and adequacy of its public disclosures, namely, the establishment of an independent Disclosure Committee to oversee all such public disclosures in the future. The function of the Disclosure Committee is to monitor and review the content of each proposed public disclosure in light of the nature and materiality of the information being published. The composition of the Disclosure Committee is subject to strict criteria and the Company is required to continue its existence for a minimum of four years. The parties agreed that this was an appropriate remedial effort to enhance the quality of the Company's public disclosures.

In the quarter ending June 30, 1999, the Company and its wholly owned subsidiary, Hycarbex-American Energy, Inc. were named in a lawsuit filed by Alpha Tech International, Inc. in Cause No. 1999-10941 in the 11th Judicial District Court of Harris County, Texas. In the lawsuit Alpha Tech International, Inc. is seeking recovery of cash, common stock, and an overriding royalty in the Company's Pakistan Concession as a finder's fee under a 1996 agreement in which Alpha Tech International, Inc. was to be compensated if successful in raising working capital for the Company from certain named third parties. The Company and its subsidiary have denied any liability under the Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

NONE.

                                    PART II.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The price of the Common Stock of the Company is quoted in the "pink sheets" published by the National Quotation Bureau and the Bulletin Board, an inter-dealer quotation system operated by the National Association of Securities Dealers under the symbol "AMEL". These over the counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transaction prices.


                             High Bid    Low Bid
        Fiscal years ended
        June 30,

        1999
        First Quarter         $6.69       $3.50
        Second Quarter        $5.81       $3.38
        Third Quarter         $4.13       $2.19
        Fourth Quarter        $3.75       $1.03

        1998
        First Quarter         $2.50       $1.53
        Second Quarter        $3.00       $1.94
        Third Quarter         $2.56       $1.75
        Fourth Quarter        $7.00       $1.28

On October 11, 1999, the closing bid for the Common Stock $1.69 per share. On October 11, 1998 there were approximately 1,500 stockholders of record of the Common Stock.

DIVIDENDS

The Company has not declared, distributed or paid any cash dividends in the past. There is no current expectation that the Company will have sufficient net profit and cash flow in amounts that would allow a cash dividend to be paid to it's shareholders.

SALES OR ISSUANCE OF UNREGISTERED SECURITIES (FN 1)

From time to time during the fiscal year ended June 30, 1999, a total of 28 holders of the Company's convertible preferred stock exercised their conversion rights whereby 433,466 shares of convertible preferred stock were converted into common stock of the Company at a conversion ratio of five shares of common stock in exchange for each one share of convertible preferred stock. A total of 2,167,330 shares of common stock were issued. The Company did not receive any proceeds from the conversion of the Preferred shares. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

During the fiscal year ended June 30, 1999, a total of three foreign investors purchased a total of 1,528,572 shares of common stock of the Company at an average price of approximately $2.26 per share. The Company received proceeds of $3,450,000. The Company believes that each of the investors had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering.

In the fiscal year ended June 30, 1999, the Company acquired working interests in certain oil and gas properties which the Company operates from two joint venture industry partners in exchange for 194,000 shares. The parties valued each share at $3.50 per share for the purposes of these transactions. The Company believes that the entities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that they were knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

In the fiscal year ended June 30, 1999, the Company retired approximately $138,464 in debt to one oil-field service company in exchange for 39,441 shares of Common Stock of the Company. The Company believes that the service company had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the receipt of these securities of the Company and that it was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

During the fiscal year ended June 30, 1999, one foreign person exercised a total of 135,000 warrants to purchase Common Stock of the Company at an exercise price of $3.00 per share. The Company received total proceeds of $405,000 in these transactions. In addition, one person exercised warrants with "cashless exercise provisions" resulting in the cancellation of 25,000 warrants and the issuance of 18,200 shares of common stock. The Company believes that person had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 193' as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

In April, 1998, the Company and one foreign person settled a dispute. Previously, the person had invested $500,000 in the Company. As a result of the settlement, the Company issued 350,000 shares of common stock of the Company to the person. In the fiscal year ended June 30, 1999, the Company and the individual mutually agreed to cancel 252,050 shares of the original 350,000 shares. The Company believes that the person had knowledge and experience in financial and business matters which allowed the person to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. This transaction was effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Regulation S and Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

In the fiscal year ended June 30, 1999, a total of 6,535,000 warrants were issued to directors, officers, and management of the Company. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at prices ranging from $1.50 to $5.00 per share for a seven year period. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

During the fiscal year, the Company engaged certain legal and technical professional consultants in various contracts. In conjunction with retaining their services in the current fiscal year, the Company has issued 210,000 warrants ranging in exercise price from $1.56 to $4.03 per share and with expiration dates out to May, 2006. In addition, the Company issued 76,429 shares at a value of $2.26 per share and 35,000 shares at a value of $3.00 per share. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

At June 30, 1998, the company had 9,445,000 warrants issued and outstanding. During the fiscal year ended June 30, 1999, the new outstanding total warrants had increased to 16,030,000. This increase of 6,585,000 is comprised of the above described warrant transactions, and summarized as follows: (a) 160,000 warrants were exercised and cancelled, (b) 6,535,000 new warrants were issued to directors, officers, and management of the company, and (c) 210,000 new warrants were issued to legal, financial, and technical consultants of the company.

Subsequent to the fiscal year ended June 30, 1999, a total of 6,580,000 warrants have expired unexercised, leaving a remaining balance, as of October 1, 1999, of 9,450,000 warrants issued and outstanding.

(FN 1) For purposes of reference to options and warrants in this document, the two terms are synonymous



                REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data presented under the captions "Statements of Earnings Data" and "Balance Sheet Data' for, and as of the end of, each of the years in the five year period ended June 30, 1999, are derived from the consolidated financial statements of The American Energy Group, Ltd, and Subsidiaries. The financial data for the four years ended June 30,1999 have been audited by Jones, Jensen & Company, Independent Public Accountants. The financial data for the year ended June 30, 1995 has been audited by Charles D. Roe, CPA - Independent Public Accountant. The selected consolidated financial data should be read in conjunction with the Consolidated Financial statements as of June 30, 1998 & 1999, and for each of the three years ended June 30, 1995, 1996 and 1997, the accompany notes and the report thereon, which are included elsewhere in the respective Forms 10-K.

                                                                            FOR THE YEARS ENDED JUNE 30,
                                           -----------------------------------------------------------------------------------------
                                               1999               1998                1997             1996                 1995
                                           ------------       ------------       ------------      -------------       -------------
STATEMENT OF
EARNINGS DATA ($)
Oil & Gas sales .....................      $    417,136            641,203            283,485             50,390             43,711
Lease Operating
& Production Costs ..................           163,838            258,032             83,826             81,087             49,372
Legal & Professional ................           393,877            541,031            143,622            129,866            123,640
Administrative Labor ................            88,475            122,089             77,194            118,827             99,112
Depreciation and
  Amortization Expense ..............           151,239            275,803             37,416              2,163              1,232
Other General &
  Administrative ....................           438,268            144,172            113,625            136,521             88,106
                                           ============       ============       ============       ============       ============
Total Expenses ......................         1,235,697          1,341,127            455,683            468,464            361,462

Other Income & Expenses .............            64,212             48,851            (11,808)           (85,512)             8,643
Extraordinary Item ..................               -0-            123,082             17,343                  0                  0
                                           ============       ============       ============       ============       ============

Net Loss ............................          (754,349)          (527,991)          (156,663)          (503,586)          (309,108)
                                           ============       ============       ============       ============       ============

Basic Loss per Common Share .........            (0.024)            (0.020)            (0.014)            (0.076)            (0.052)
                                           ============       ============       ============       ============       ============

Weighted Ave. Shares
Outstanding .........................        31,133,813         26,252,631         11,548,539          6,650,850          6,620,203

BALANCE SHEET DATA

Cash & Cash Equivalents .............      $  1,196,566          3,214,205          3,132,294            424,698            472,493
Working Capital (deficit) ...........           264,005            650,004          2,434,012            (84,160)           348,852
Total Assets ........................        23,456,438         20,864,635         13,092,370          4,362,126          3,243,758
                                           ============       ============       ============       ============       ============

Long Term Debt ......................           544,551            698,677          1,792,318          1,397,700            486,736
(Including Current Portion)

Stockholders Equity .................        21,362,502       $ 17,476,355       $ 10,457,095       $  2,450,380       $  2,568,884
                                           ============       ============       ============       ============       ============


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

As of June 30, 1999, the Company was engaged in its principal activity of exploration and developmental drilling and reworking operations but had not yet generated significant revenues to date. The Company has financed such operations through loans and equity capital infusions. During the past year, the Company has incurred general and administrative costs associated with the Company's acquisitions and management of the Company's affairs. Costs incurred in connection with the acquisition and development of oil and gas properties have been capitalized in accordance with the full cost method of accounting for oil and gas properties. Management anticipates a regular revenue stream from its domestic properties as the newly developed or reworked wells are placed on line.

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

In the initial four years in which the Company held the Jacobabad Concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $7.4 Million in acquisition, geological, seismic, drilling, and associated costs. At the time of this filing, the Company is in the planning stages for drilling of the fourth exploration well in this Concession as well as possible additional seismic surveys and interpretation. The Company is currently studying geological data on the area, logistics, mobilization, and other associated matters to devise a sound plan for success. This is a significant undertaking by the Company.

SUBSIDIARIES

The Company has established several subsidiaries in order to designate certain oil and gas fields to specific companies. In addition, certain companies have been acquired throughout the Company's history. These subsidiaries are further described as follows:

HYCARBEX AMERICAN ENERGY, INC.

In April 1995, the Company acquired Hycarbex, Inc.(now known as Hycarbex American Energy, Inc.) which it is operating as a wholly owned subsidiary. This subsidiary holds a concession granted by the Government of Pakistan to explore for oil and gas deposits in the Middle Indus Basin near Jacobabad, Pakistan. Pakistan has become progressively more amenable to exploration activities by foreign corporations and there have been significant discoveries by other exploration companies prospecting in the country and in the vicinity of the Hycarbex concession.

AMERICAN ENERGY-DECKERS PRAIRIE, INC.

This subsidiary was incorporated by the Company in January, 1995, as a wholly owned subsidiary to develop the Deckers Prairie Field, Harris County, Texas. This subsidiary previously owned controlling working interests in five previously producing gas wells and three wells drilled and ready for completion. The Company has elected to abandon development of this area relative to its core areas of activity and is planning to dissolve this corporation.

THE AMERICAN ENERGY OPERATING CORP.

This subsidiary was incorporated by the Company in February, 1995, as a wholly owned subsidiary to operate the wells and fields owned by the parent and/or certain of the other subsidiaries.

TOMBALL-AMERICAN ENERGY, INC.

This subsidiary was incorporated by the Company in March, 1995, as a wholly owned subsidiary to develop the Tomball Field, Harris County, Texas. This subsidiary previously owned controlling working interests in two wells. The Company has elected to abandon development of this area relative to its core areas of activity and is planning to dissolve this corporation.

CYPRESS-AMERICAN ENERGY, INC.

This subsidiary was incorporated by the Company in March, 1995, as a wholly owned subsidiary to develop the Cypress Field, Harris County, Texas. This subsidiary previously owned 100% working interest in one 3,000 ft. well. The Company has elected to abandon development of this area relative to its core areas of activity and is planning to dissolve this corporation.

DAYTON NORTH FIELD-AMERICAN ENERGY, INC.

This subsidiary was incorporated by the Company in March, 1995, as a wholly owned subsidiary to develop the North Dayton Field, Liberty County, Texas. This subsidiary previously owned an. interest in two 4,200 ft. wells and one 2,500 ft. producing well, along with 300 acres. This property has been transferred into the parent company and the Company is planning to dissolve this corporation. NASH DOME FIELD-AMERICAN ENERGY, INC. This subsidiary was incorporated by the Company in March, 1995, as a wholly owned subsidiary to develop the Nash Dome Field, Ft. Bend County, Texas. This subsidiary previously owned an interest in three 4,200 ft. producing wells in addition to 900 acres to be developed. The Company has elected to abandon development of this area relative to its core areas of activity. This property has been consolidated into the parent company and management is planning to dissolve this corporation.

SIMMONS OIL COMPANY, INC.

This subsidiary was acquired in October 1994. The properties of this company have been redistributed to the Parent Company, and at present, this subsidiary is planned for dissolution in the coming fiscal year.

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

POLICY OF CONSOLIDATION

As a policy, the Company is currently evaluating the consolidation of its properties in the various subsidiaries into a more centralized structure which would entail dissolving most of the above described subsidiaries.


                REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

REVENUES DECREASED BY THIRTY FIVE (35%) PERCENT

The Company produced $417,136 in oil revenues in the year ended June 30, 1999, as compared to $641,203 in oil revenues in the year ended June 30, 1998. This represents a decrease of 35% from the prior years oil revenues. The Company sold a total of 32,272 net barrels attributable to its interest from properties which it developed, as compared with 42,663 net barrels attributable to the Company's net interest in the prior year. This reflects a 24% decrease in net production to the company's interest. However, product prices declined from the prior year's average price per barrel of $15.03 to an average in the current fiscal year of $12.93. As of June 30, 1999, product prices had risen to $18.60 per barrel, and have subsequently risen to in excess of $20 per barrel, which could materially affect the company's revenues in future financial filings.

NET RESULTS FROM PRODUCTION INCREASED BY SEVEN (7%) PERCENT

The Company produced oil revenues of $417,136 and incurred production costs of $163,838 and an amortization charge of $133,523, thereby generating net results from production operations of a net profit of $119,775 vs. a net profit of $112,244 in the prior fiscal year ending June 30, 1998. Net results for the period were adversely affected by the 14% decline in average price per barrel of oil sold and the operations required for maintenance of shut in non-producing wells.

OPERATING COSTS PER BARREL DECREASED BY SIXTEEN (16%) PERCENT

With respect to operating costs, a detailed explanation is justifiable. Because of the sustained period in which the wells were shut in during the prior fiscal year (ending June 30, 1998) and a major portion of the current fiscal year, the Company's financial statement reflects a 16% decrease in its lifting costs per barrel from $6.05 per barrel in the prior fiscal year to $5.08 per barrel in the current fiscal year ended June 30, 1999. Management anticipates that these "per barrel" lifting costs may be reduced considerably as additional wells are placed on line with sustained and uninterrupted production.

NET LOSS INCREASED BY FORTY THREE (43%) PERCENT, $754,349  VS.  $527,991.

The Company sustained a net loss of $754,349 as compared to a net loss in the prior fiscal year ended June 30, 1998 in the amount of $527,991. This represents an increase in losses by 43%. Charges to revenues included a relatively large amount of legal and professional expenses in the amount of $393,877, which the Company considers a major portion to be a non-recurring item. Management believes that the litigation that the Company has experienced will not cause a detrimental effect to the shareholders of the Company. In addition, certain expenditures in Pakistan were expensed as Other General and Administrative costs, impacting the company's income statement by approximately $438,268.

LIQUIDITY AND CAPITAL RESOURCES

TOTAL ASSETS INCREASED BY THIRTEEN (13%) PERCENT

The Company increased total assets to $23,456,438 at June 30, 1999 compared to $20,864,635 as of June 30, 1998. This has been primarily due to the sale of equity by the Company. These equity sales were sales of stock and the exercise of warrants. This reflects an increase in total assets of 13% in the fiscal year ended June 30, 1999.

SHAREHOLDERS EQUITY INCREASED BY TWENTY THREE (23%) PERCENT

Shareholders equity increased to $21,362,502 at June 30, 1999 compared to $17,476,355 at June 30, 1998. This reflects an increase of $3,886,147 or 23%.

BOOK VALUE INCREASED BY SEVENTEEN (17%) PERCENT, $0.09 PER SHARE

The Company has increased its "book value" per share, on a fully diluted basis (excluding warrant exercise), by approximately 17% from $0.55 per share at June 30, 1998 to $0.64 per share at the end of the current fiscal year. This has occurred primarily through the issuance and sale of equity and warrant exercise in the Company at prices higher than its book value per share.

PAKISTAN EXPENDITURES AND DEVELOPMENTS

In the current year, the Company expended an additional $2 Million in connection with exploration related activities on its Pakistan Concession, bringing the costs attributable to this project to in excess of $7.4 Million as of June 30, 1999. The Company anticipates additional expenditures in the coming year associated with this project to be in excess of $2.5 Million. The next exploratory drilling is expected to begin drilling in early 2000.

While the Company continues to initiate drilling, completion, workover, and evaluation operations on its fields, most of the wells remain in shut in status due to the need for additional work. Reservoir studies on many of its properties cannot begin until this evaluation stage has been completed. The capital for completing this process is now being provided through combined equity placements completed prior to and subsequent to June 30, 1999.

On October 12, 1999. Pakistani military troops seized control of state-run television and radio stations and major airports throughout the country following what certain media reports have described as a surprise dismissal of the Army Chief of Staff, General Pervaiz Musharraf. No formal announcements have been made by Prime Minister Nawaz Sharif's civilian government. Company's management intends to closely monitor internal developments in order to determine the overall effects of these events upon its Jacobabad-based Concession.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into market risk sensitive transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements for the fiscal years ended June 30, 1999, 1998, and 1997 including supplementary data, if required, are included as set forth beginning on page F-1 and attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

             Name            Age        Position
        Manfred Welser       42    Chairman, Board of Directors
        Bradley J. Simmons   44    Director, President, Chief Accounting Officer
        Gerald Agranoff      52    Director, Vice President, Treasurer
        Don D. Henrich       53    Director
        Hooman Zadeh         28    Director
        Gilbert Torner       44    Director
        Eli Bebout           52    Director
        Linda F. Gam         42    Secretary

MANFRED WELSER
CHAIRMAN, BOARD OF DIRECTORS

Mr. Welser is Managing Director and President of The Combus Group, an international trust company and an American Energy shareholder which is based in Zurich, Switzerland. Mr. Welser is a graduate of the Business School of Economics in Zurich and has established a successful career in international private banking. Mr. Welser has extensive experience in matters pertaining to natural resource companies and international finance. Mr. Welser joined the American Energy Board of Directors in March, 1999, and became Chairman in May, 1999.

BRADLEY J. SIMMONS
PRESIDENT, DIRECTOR & C.E.O.
PRESIDENT, HYCARBEX-AMERICAN ENERGY, INC.

Bradley Jay Simmons graduated from Yale University with a Bachelor of Science Degree in Administrative Science in 1979. From 1979 to 1980 he was employed by E.F. Hutton & Co., Tyler, Texas, as an Account Manager. In 1980 he joined Wells Battelstein Oil & Gas, Houston, TX., as Vice President, Marketing. He was instrumental in obtaining over $50 million in joint venture capital, and was promoted to overseeing a diversified subsidiary base including drilling, pipeline, well servicing (workover), and operating companies which drilled over 350 wells. In 1982, he started a private independent operating company, Simcor Energy Corp., Houston, TX., and began drilling and operating Texas oil & gas properties. In 1983 Simcor was merged into Cottonwood Energy Development Corp., Houston, TX., at which time he became President and Chairman of Cottonwood.. In 1988, Cottonwood was acquired in a "friendly takeover". He subsequently established a private investment banking practice, representing oil companies in negotiations, restructuring, acquisitions, and liquidations. In 1992, he co-founded Simmons Oil Company, Inc. and Simmons Drilling Co., Inc. When Simmons Oil Company, Inc. was acquired by The American Energy Group, Ltd. in September, 1994, he became President, CEO, and a Director of the Company. Mr. Simmons is a full time employee of the Company.

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

HOOMAN E. ZADEH
DIRECTOR

Hooman Zadeh is Founder, President and Chief Executive Officer of Allfinanz Zentrum AG, a Swiss Corporation, and Chief Executive Officer of Allfinanz Zentrum Investmentberatung (Germany) AG, a German Corporation. The two companies are engaged in investment management. Mr. Zadeh joined the American Energy Board of Directors in September, 1998.

GILBERT TORNER
DIRECTOR

Gilbert Torner is based in London, and is Director, Private Banking London for a multinational financial institution. He was formerly an investment advisor to high net worth individuals based in Europe and elsewhere. Mr. Torner joined the American Energy Board of Directors in September, 1998.

ELI D. BEBOUT
DIRECTOR

Eli Bebout joined the American Energy Board of Directors in May, 1999. He is founder of several privately held drilling, natural resource and energy companies in the Rocky Mountain region of the United States. He holds a B.S. Degree from the University of Wyoming in Electrical Engineering. He is a member of the Wyoming State Legislature, where he serves as Speaker of the House of Representatives. His is also a current member and past Chairman of the Energy Council, where his involvement with energy policy extends to interaction with energy producing states and countries throughout the Western Hemisphere. In addition, Mr. Bebout is Chairman of the Wyoming Business Alliance and the Wyoming Heritage Foundation. Mr. Bebout resides in Riverton, Wyoming.

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

DIRECTOR COMPENSATION (FN 1)

Upon becoming a Director, each Director received options/warrants to acquire up to 125, 000 shares of common stock of the Company. Each year thereafter, each Director is to receive additional options to acquire up to 75,000 shares of common stock of the Company. Other issuance of options is at the discretion of the Board. These options are immediately exercisable and will expire seven years from the date of issue. In addition, during the fiscal year ended June 30, 1999, Mr. Agranoff received $48,000 for consulting services provided to the Company and Mr. Zadeh through Allfinanz Zentrum, received 76,429 shares of Common Stock for consulting services to the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company believes that its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 except that directors Welser, Torner, Bebout, and Zadeh failed to file Form 3 required by such section and Mr. Simmons failed to timely file a Form 4. Form 5's were filed by such individuals to correct the deficiency.


(FN 1) For purposes of reference to options and warrants in this document, the two terms are synonymous


ITEM 11.  EXECUTIVE COMPENSATION

                                   SUMMARY COMPENSATION TABLE
                                  ============================

ANNUAL COMPENSATION                      LONG TERM COMPENSATION
-------------------                      ----------------------
                                                    AWARDS             PAYOUTS
                                                    ======             =======
                                                    OTHER
NAMEE AND                                           ANNUAL     RESTRICTED  SECURITIES
PRINCIPAL                                           COMPEN-    STOCK       UNDERLYING        LTIP
POSITION         YEAR      SALARY(L)     BONUS      SATION     AWARDS      OPTIONS/SARS     PAYOUTS
=========      =======    ===========  =========   ========   ===========  ============   ==========
Bradley J        1999     $ 120,000      44,566      60,000      -0-        1,550,000         -0-
Simmons
CEO              1998     $ 110,000      12,000      -0-         -0-          525,000         -0-

                 1997     $ 100,000      25,000      -0-         -0-          200,000         -0-

                 1996     $ 62,000       -0-         -0-         -0-           33,391         -0-


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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                               Percent of                                       Potential Realizable Value At
             Number of         Total                                            Assumed Annual Rates of
             Securities        Options/SARS                                     Stock Price Appreciation For
             Underlying        Granted To Exercise                              Option Term
             Options/SARs      Employees  Or Base
             Granted           In Fiscal            Price     Expiration
NAME         (#)               YEAR                 ($/Sh)    Date              5%($)               10% ($)
====         ========          ===========          ======    ==========        ==========          =======
Bradley J.   350,000           23.5%                $5.00     9/21/05          $-0-                 $-0-
Simmons
CEO          250,000           16.8%                $5.00     12/9/05          $-0-                 $-0-


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                              Number Of
                                                              Securities           Value Of
                                                              Underlying           Unexercised
                                                              Unexercised          In-The-Money
                                                              Options/SARs At      Options/SARs At
                                                              Fiscal Year-End      Fiscal Year-End
                     Shares               Value               ($)                  ($)
                     Acquired On          Realized            Exercisable/         Exercisable/
Name                 Exercise             ($)                 Unexercisable        Unexercisable

Bradley J.             -0-                 -0-               2,275,000 / -0-         $-0- / -0-
Simmons
CEO (FN 1)


(FN 1) Closing price at fiscal year ended June 30, 1999, was $1.06, while the lowest option exercise price is $1.25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of voting equity securities, Common and Convertible Preferred, which are combined to accumulate the total voting shares of the Company.

The following table sets forth certain information as of October 1, 1999, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown (See FN 10).

                                             Number        Percent
Name                           Type        of Shares       of Class

Manfred Welser (FN 1)         Common          275,000        0.8 %

Bradley J. Simmons (FN 2)     Common.       2,455,010        6.9 %

Gerald N. Agranoff (FN 3)     Common        1,885,375        5.4 %
                              Conv. Pfd.       32,500       31.25 %

Don D. Henrich (FN 4)         Common        1,480,000        4.3 %

Hooman Zadeh (FN 5)           Common          945,000        2.8 %

Gilbert Torner (FN 6)         Common          875,000        2.6 %

Eli Bebout (FN 7)             Common           75,000        0.2 %

Linda F. Gann (FN 8)          Common           75,600        0.2%

The Farrington Family Trust   Common        3,792,105       11.4%

All officers and directors
as a group (eight persons)    Common        8,065,985       19.8 %
(FN 9)

(FN 1) Mr. Welser's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 125,000 shares at an exercise price of $2.50 per share. An option to purchase up to 150,000 shares at an exercise price of $1.56 per share.

(FN 2) Mr. Simmon's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 200,000 shares at an exercise price of $1.38 per share. An option to purchase up to 150,000 shares at an exercise price of $2.31 per share. An option to purchase up to 125,000 shares at an exercise price of $1.25 per share. An option to purchase up to 250,000 shares at an exercise price of $3.97 per share. An option to purchase up to 100,000 shares at an exercise price of $5.00 per share. An option to purchase up to 350,000 shares at an exercise price of $5.00 per share. An option to purchase up to 250,000 shares at an exercise price of $3.50 per share. An option to purchase up to 250,000 shares at an exercise price of $4.03 per share. An option to purchase up to 400,000 shares at an exercise price of $3.00 per share. An option to purchase up to 200,000 shares at an exercise price of $1.56 per share.

(FN 3) Mr. Agranoff's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 125,000 shares at an exercise price of $1.38 per share. An option to purchase up to 150,000 shares at an exercise price of $2.31 per share. An option to purchase up to 125,000 shares at an exercise price of $1.25 per share. An option to purchase up to 250,000 shares at an exercise price of $3.97 per share. An option to purchase up to 100,000 shares at an exercise price of $5.00 per share. An option to purchase up to 250,000 shares at an exercise price of $5.00 per share. An option to purchase up to 250,000 shares at an exercise price of $3.50 per share. An option to purchase up to 250,000 shares at an exercise price of $4.03 per share.

(FN 4) Mr. Henrich's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 30,000 shares at an exercise price of $2.00 per share. An option to purchase up to 25,000 shares at an exercise price of $4.00 per share. An option to purchase up to 125,000 shares at an exercise price of $5.31 per share. An option to purchase up to 100,000 shares at an exercise price of $5.00 per share. An option to purchase up to 100,000 shares at an exercise price of $5.00 per share. An option to purchase up to 250,000 shares at an exercise price of $3.50 per share. An option to purchase up to 250,000 shares at an exercise price of $4.03 per share. An option to purchase up to 400,000 shares at an exercise price of $3.00 per share. An option to purchase up to 200,000 shares at an exercise price of $1.56 per share.

(FN 5) Mr. Zadeh's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 125,000 shares at an exercise price of $5.00 per share. An option to purchase up to 250,000 shares at an exercise price of $3.50 per share. An option to purchase up to 400,000 shares at an exercise price of $3.00 per share. An option to purchase up to 150,000 shares at an exercise price of $1.56 per share.

(FN 6) Mr. Torner's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 125,000 shares at an exercise price of $5.00 per share. An option to purchase up to 250,000 shares at an exercise price of $3.50 per share. An option to purchase up to 400,000 shares at an exercise price of $3.00 per share. An option to purchase up to 100,000 shares at an exercise price of $1.56 per share.

(FN 7) Mr. Bebout's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 75,000 shares at an exercise price of $1.50 per share. (FN 8) Ms. Gann's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows: An option to purchase up to 5,000 shares at an exercise price of $1.25 per share. An option to purchase up to 5,000 shares at an exercise price of $3.97 per share An option to purchase up to 50,000 shares at an exercise price of $3.97 per share An option to purchase up to 10,000 shares at an exercise price of $4.03 per share An option to purchase up to 5,000 shares at an exercise price of $1.56 per share.

(FN 9) All officers and directors as a group (eight persons) holdings, totaling 8,065,985 shares of common, include options to purchase 7,480,000 shares of common stock which are presently unexercised. In order to calculate the percentage of class for this purpose, the outstanding common stock as of the latest practical date, 33,180,888 shares, was increased by 7,480,000 shares to a total of 40,660,888 shares as if such shares were exercised. This resulted in the calculation of 19.8% of the new total of shares outstanding.

(FN 10) Information relating to beneficial ownership is based upon ownership information furnished by each person using "beneficial ownership" definitions set forth in Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power" which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as otherwise indicated in other table footnotes, the indicated directors and executive officers possessed sole voting and investment power with respect to all shares of Common Stock and Preferred Stock attributed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS FILED ON FORM S-K.

FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules required herein are included as set forth as Exhibit A and beginning on page F-1.

EXHIBITS

        3.1 Articles of Incorporation as amended (1)
        3.2 Bylaws as amended (1)
        4.1 Form of Common Stock Certificate (1)
        4.2 Designation Certificate of Preferred Stock (1)
       21.1 Subsidiaries (1)
       27.1 Financial Data Schedule

(1) Incorporated by reference to the Registrants Form 10-K for the year ended June 30, 1998

REPORTS FILED ON FORM 8-K

On July 10, 1998, the Company filed a Current Report on Form 8-K for events which occurred on June 15, 1998, which reported the death of a member of management and the Board or Directors.

On September 22, 1998, the Company filed a Current Report on Form 8-K for events which occurred in August,1998, which reported Probable Reserve Estimates in Pakistan and other events.

On September 29, 1998, the Company filed a Current Report on Form 8-KA for events which occurred September 23-28,1998, which reported Pakistan Government comments and other events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1999.

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

    Signature                 Title                             Date

/s/ Bradley J. Simmons    Director, President             October 13, 1999
                          and Chief Accounting Officer

/s/ Gerald Agranoff       Director, Vice President        October 13, 1999
                          Treasurer

/s/ Don D. Henrich        Director                        October 13, 1999

/s/ Manfred Welser        Director                        October 13, 1999

/s/ Gilbert Torner        Director                        October 13, 1999

/s/ Hooman Zadeh          Director                        October 13, 1999

/s/ Eli D. Bebout         Director                        October 13, 1999

/s/ Linda F. Gann         Secretary                       October 13, 1999

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999, 1998 AND 1997

                                 C O N T E N T S



Independent Auditors' Report........................................ F-3

Consolidated Balance Sheets......................................... F-4

Consolidated Statements of Operations............................... F-6

Consolidated Statements of Stockholders' Equity..................... F-7

Consolidated Statements of Cash Flows.............................. F-11

Notes to the Consolidated Financial Statements..................... F-13

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
The American Energy Group, Ltd. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.





Jones, Jensen & Company
Salt Lake City, Utah
October 7, 1999

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                                              JUNE 30,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
CURRENT ASSETS

  Cash (Notes 1 and 2) ..........................................   $  1,196,566    $  3,214,205
  Receivables ...................................................         73,166           8,984
  Receivable-related party (Note 3) .............................          1,626            --
  Investments ...................................................            420           3,300
  Other current assets ..........................................         13,602         113,118
                                                                    ------------    ------------

   Total Current Assets .........................................      1,285,380       3,339,607
                                                                    ------------    ------------

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (Notes 1 and 4)

  Properties being amortized ....................................     14,388,253      12,203,925
  Properties not subject to amortization ........................      7,913,414       5,433,328
  Accumulated amortization ......................................       (437,450)       (303,927)
                                                                    ------------    ------------

   Net Oil and Gas Properties ...................................     21,864,217      17,333,326
                                                                    ------------    ------------

OTHER PROPERTY AND EQUIPMENT (Note 1)

  Drilling and related equipment ................................        384,679         246,494
  Vehicles ......................................................        155,811         126,146
  Office equipment ..............................................         48,933          34,839
  Accumulated depreciation ......................................       (287,682)       (218,627)
                                                                    ------------    ------------


   Net Other Property and Equipment .............................        301,741         188,852
                                                                    ------------    ------------

OTHER ASSETS

  Deposits ......................................................          5,100           2,850
                                                                    ------------    ------------

   Total Other Assets ...........................................          5,100           2,850
                                                                    ------------    ------------

   TOTAL ASSETS .................................................   $ 23,456,438    $ 20,864,635
                                                                    ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               JUNE 30,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     ------------    ------------
CURRENT LIABILITIES

  Accounts payable ...............................................   $  1,299,152    $  2,366,880
  Accrued liabilities ............................................        250,233         322,723
  Current portion of capital lease obligations (Note 6) ..........          4,078           6,985
  Current portion of notes payable and long-term
    debt (Note 5) ................................................        324,347         250,876
                                                                     ------------    ------------

   Total Current Liabilities .....................................      1,877,810       2,947,464
                                                                     ------------    ------------

LONG-TERM LIABILITIES

  Notes payable and long-term debt (Note 5) ......................        207,401         428,280
  Capital lease obligations (Note 6) .............................          8,725          12,536
                                                                     ------------    ------------

   Total Long-Term Liabilities ...................................        216,126         440,816
                                                                     ------------    ------------

   Total Liabilities .............................................      2,093,936       3,388,280
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 7, 8 and 9)

  Convertible voting preferred stock; par value $0.001
   per share; authorized 15,000,000 shares;
   101,996 and 535,462 shares issued and outstanding,
   respectively ..................................................            102             535
  Common stock; par value $0.001 per share;
   authorized 80,000,000 shares; 32,878,388 and
   28,927,872 shares issued and outstanding,
   respectively ..................................................         32,878          28,928
  Capital in excess of par value .................................     23,687,080      19,050,101
  Accumulated deficit ............................................     (2,357,558)     (1,603,209)
                                                                     ------------    ------------

   Total Stockholders' Equity ....................................     21,362,502      17,476,355
                                                                     ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 23,456,438    $ 20,864,635
                                                                     ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                              FOR THE YEARS ENDED
                                                                    JUNE 30,
                                                  --------------------------------------------
                                                      1999            1998            1997
                                                  ------------    ------------    ------------
REVENUE

  Oil and gas sales ...........................   $    417,136    $    641,203    $    283,485
                                                  ------------    ------------    ------------

   Total Revenue ..............................        417,136         641,203         283,485
                                                  ------------    ------------    ------------

EXPENSES

  Lease operating and production costs ........        163,838         258,032          83,826
  Legal and professional ......................        393,877         541,031         143,622
  Administrative labor ........................         88,475         122,089          77,194
  Depreciation and amortization expense........        151,239         275,803          37,416
  Other general and administrative ............        438,268         144,172         113,625
                                                  ------------    ------------    ------------

   Total Expenses .............................      1,235,697       1,341,127         455,683
                                                  ------------    ------------    ------------

NET OPERATING LOSS ............................       (818,561)       (699,924)       (172,198)
                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSES)

  Interest income .............................         73,969          99,958          22,416
  Interest expense ............................         (6,877)         (6,460)        (43,224)
  Loss on investments .........................           --           (44,647)           --
  Gain (loss) on sale of assets ...............         (2,880)           --            19,000
                                                  ------------    ------------    ------------

   Total Other Income (Expenses) ..............         64,212          48,851          (1,808)
                                                  ------------    ------------    ------------

NET LOSS BEFORE EXTRAORDINARY
 ITEM .........................................       (754,349)       (651,073)       (174,006)

EXTRAORDINARY ITEM (Note 11) ..................           --           123,082          17,343
                                                  ------------    ------------    ------------

NET LOSS ......................................   $   (754,349)   $   (527,991)   $   (156,663)
                                                  ============    ============    ============

BASIC LOSS PER COMMON SHARE ...................   $     (0.024)   $     (0.020)   $     (0.014)
                                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ...........................     31,133,813      26,252,631      11,548,539
                                                  ============    ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity For the
                    Years Ended June 30, 1999, 1998 and 1997



                                                                             CONVERTIBLE VOTING
                                                     COMMON STOCK             PREFERRED STOCK         CAPITAL IN
                                              -------------------------    -----------------------    EXCESS OF
                                                SHARES        AMOUNT        SHARES       AMOUNT       PAR VALUE
                                              -----------  ------------    ---------   -----------   -----------

Balance, June 30, 1996 ....................    6,620,203   $     6,620     2,128,646   $     2,129   $ 3,360,186

Common stock issued for
 oil and gas properties ...................      287,500           288          --            --         474,712

Common stock issued upon
 conversion of preferred shares ...........    5,265,424         5,265    (1,053,088)       (1,053)       (4,213)

Cancellation of common stock ..............     (500,000)         (500)         --            --             500

Common stock issued as part of
 joint venture buy out at $1.00 per
 share ....................................      250,000           250          --            --         249,750

Common stock issued for
 retirement of notes payable at
 $1.00 per share ..........................      150,000           150          --            --         149,850

Common stock issued for services
 rendered at $1.00 per share ..............       30,500            30          --            --          30,470

Common stock issued to an officer
 as a bonus at $1.00 per share ............      100,000           100          --            --          99,900

Common stock issued in satisfaction of
 accounts payable at $.78 per share .......       31,000            31          --            --          24,024

Common stock issued for cash
  at $1.00 per share ......................      350,000           350          --            --         349,650
                                             -----------   -----------   -----------   -----------   -----------

Balance Forward ...........................   12,584,627   $    12,584     1,075,558   $     1,076   $ 4,734,829
                                             -----------   -----------   -----------   -----------   -----------

                                                  COMMON
                                                  STOCK
                                               SUBSCRIPTIONS    ACCUMULATED
                                                 RECEIVABLE       DEFICIT
                                              --------------    ------------

Balance, June 30, 1996 ....................    $     --       $  (918,555)

Common stock issued for
 oil and gas properties ...................          --              --

Common stock issued upon
 conversion of preferred shares ...........          --              --

Cancellation of common stock ..............          --              --

Common stock issued as part of
 joint venture buy out at $1.00 per
 share ....................................          --              --

Common stock issued for
 retirement of notes payable at
 $1.00 per share ..........................          --              --

Common stock issued for services
 rendered at $1.00 per share ..............          --              --

Common stock issued to an officer
 as a bonus at $1.00 per share ............          --              --

Common stock issued in satisfaction of
 accounts payable at $.78 per share .......          --              --

Common stock issued for cash
  at $1.00 per share ......................          --              --
                                               --------       -----------

Balance Forward ...........................    $     --       $  (918,555)
                                               --------       -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 1999, 1998 and 1997


                                                                     CONVERTIBLE VOTING
                                          COMMON STOCK                PREFERRED STOCK          CAPITAL IN
                                    --------------------------   --------------------------    EXCESS OF
                                       SHARES        AMOUNT        SHARES         AMOUNT       PAR VALUE
                                    ------------  ------------   -----------   ------------   ------------
Balance Forward ..................    12,584,627  $     12,584     1,075,558   $      1,076   $  4,734,829

Common stock issued for cash
  at $.95 per share ..............     7,274,666         7,275          --             --        6,922,635

Common stock subscriptions at
 $.90 per share ..................     2,650,000         2,650          --             --        2,382,350

Offering costs related to sales of
  common stock ...................          --            --            --             --         (146,086)

Net (loss) for the year ended
 June 30, 1997 ...................          --            --            --             --             --
                                    ------------  ------------   -----------   ------------   ------------
Balance, June 30, 1997 ...........    22,509,293        22,509     1,075,558          1,076     13,893,728

Common stock issued for cash
 at $0.65 per share as a result
 of a prior year placement .......       405,562           406          --             --          264,595

Common stock issued for cash
 at $1.00 per share ..............       550,000           550          --             --          549,450

Common stock issued for cash
 at $1.50 per share ..............     2,610,000         2,610          --             --        3,912,390

Common stock issued upon
 conversion of preferred shares ..     2,700,485         2,700      (540,096)          (541)        (2,159)

Common stock issued for
 retirement of notes payable at
 $2.31 per share .................       140,383           140          --             --          325,137
                                    ------------  ------------   -----------   ------------   ------------
Balance Forward ..................    28,915,723  $     28,915       535,462   $        535   $ 18,943,141
                                    ------------  ------------   -----------   ------------   ------------

                                        COMMON
                                         STOCK
                                     SUBSCRIPTIONS   ACCUMULATED
                                       RECEIVABLE      DEFICIT
                                     -------------   ------------
Balance Forward ..................         $  --     $ (918,555)

Common stock issued for cash
  at $.95 per share ..............            --             --

Common stock subscriptions at
 $.90 per share ..................      (2,385,000)          --

Offering costs related to sales of
  common stock ...................            --             --

Net (loss) for the year ended
 June 30, 1997 ...................            --         (156,663)
                                      ------------   ------------
Balance, June 30, 1997 ...........      (2,385,000)    (1,075,218)

Common stock issued for cash
 at $0.65 per share as a result
 of a prior year placement .......            --             --

Common stock issued for cash
 at $1.00 per share ..............            --             --

Common stock issued for cash
 at $1.50 per share ..............            --             --

Common stock issued upon
 conversion of preferred shares ..            --             --

Common stock issued for
 retirement of notes payable at
 $2.31 per share .................            --             --
                                      ------------   ------------
Balance Forward ..................    $ (2,385,000)  $ (1,075,218)
                                      ------------   ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 1999, 1998 and 1997

                                                                     CONVERTIBLE VOTING
                                           COMMON STOCK               PREFERRED STOCK          CAPITAL IN
                                    ---------------------------   --------------------------    EXCESS OF
                                       SHARES         AMOUNT         SHARES        AMOUNT       PAR VALUE
                                    ------------   ------------   ------------  ------------  ------------
Balance Forward ..................    28,915,723   $     28,915        535,462  $        535  $ 18,943,141

Common stock issued for oil
 and gas properties at $1.50 per
 share ...........................       150,000            150           --            --         224,850

Common stock issued for services
 rendered at $1.50 per share .....        77,982             78           --            --         116,895

Cancellation of common stock .....      (565,833)          (565)          --            --             565

Common stock issued in connection
 with a settlement with prior
 shareholders (Note 8) ...........       350,000            350           --            --            (350)

Cash received on subscriptions
 receivable ......................          --             --             --            --            --

Offering costs related to sales of
 common stock ....................          --             --             --            --        (235,000)

Net (loss) for the year ended
 June 30, 1998 ...................          --             --             --            --            --
                                    ------------   ------------   ------------  ------------  ------------

Balance, June 30, 1998 ...........    28,927,872   $     28,928        535,462  $        535  $ 19,050,101
                                    ------------   ------------   ------------  ------------  ------------

                                        COMMON
                                        STOCK
                                     SUBSCRIPTIONS    ACCUMULATED
                                       RECEIVABLE       DEFICIT
                                     -------------   ------------
Balance Forward ..................    $ (2,385,000)  $ (1,075,218)

Common stock issued for oil
 and gas properties at $1.50 per
 share ...........................            --             --

Common stock issued for services
 rendered at $1.50 per share .....            --             --

Cancellation of common stock .....            --             --

Common stock issued in connection
 with a settlement with prior
 shareholders (Note 8) ...........            --             --

Cash received on subscriptions
 receivable ......................       2,385,000           --

Offering costs related to sales of
 common stock ....................            --             --

Net (loss) for the year ended
 June 30, 1998 ...................            --         (527,991)
                                      ------------   ------------

Balance, June 30, 1998 ...........    $       --     $ (1,603,209)
                                      ------------   ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 1999, 1998 and 1997

                                                                        CONVERTIBLE VOTING
                                             COMMON STOCK                 PREFERRED STOCK          CAPITAL IN
                                      ---------------------------   ---------------------------    EXCESS OF
                                         SHARES         AMOUNT         SHARES         AMOUNT       PAR VALUE
                                      ------------   ------------   ------------   ------------   ------------
Balance, June 30, 1998 .............    28,927,872   $     28,928        535,462   $        535   $ 19,050,101

Common stock issued for cash at
 approximately $2.32 per share .....     1,663,572          1,664           --             --        3,853,336

Common stock issued upon
 conversion of preferred shares ....     2,167,330          2,167       (433,466)          (433)        (1,734)

Common stock issued for oil and
 gas properties at $3.50 per share .       194,000            194           --             --          678,805

Common stock issued in lieu of
 accounts payable at $3.51 per share        39,441             39           --             --          138,425

Common stock issued for services
 at approximately $2.18 per share ..       138,223            138           --             --          301,030

Cancellation of common stock .......      (252,050)          (252)          --             --              252

Offering costs related to sales of
 common stock ......................          --             --             --             --         (333,135)

Net (loss) for the year ended
 June 30 1999 ......................          --             --             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

Balance, June 30, 1999 .............    32,878,388   $     32,878        101,996   $        102   $ 23,687,080
                                      ============   ============   ============   ============   ============

                                          COMMON
                                          STOCK
                                       SUBSCRIPTIONS  ACCUMULATED
                                        RECEIVABLE      DEFICIT
                                       -------------  ------------
Balance, June 30, 1998 .............       $--        $ (1,603,209)

Common stock issued for cash at
 approximately $2.32 per share .....        --                --

Common stock issued upon
 conversion of preferred shares ....        --                --

Common stock issued for oil and
 gas properties at $3.50 per share .        --                --

Common stock issued in lieu of
 accounts payable at $3.51 per share        --                --

Common stock issued for services
 at approximately $2.18 per share ..        --                --

Cancellation of common stock .......        --                --

Offering costs related to sales of
 common stock ......................        --                --

Net (loss) for the year ended
 June 30 1999 ......................        --            (754,349)
                                       -------------  ------------

Balance, June 30, 1999 .............       $--        $ (2,357,558)
                                       =============  ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                         FOR THE YEARS ENDED
                                                                                               JUNE 30,
                                                                      -------------------------------------------------------
                                                                          1999                  1998                  1997
                                                                      -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss .......................................................    $  (754,349)          $  (527,991)          $  (156,663)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization .................................        202,578               331,037                88,719
   Less amount capitalized to oil and gas properties .............        (51,339)              (55,234)              (51,303)
   Common stock issued for services rendered .....................        301,168               116,973               130,500
   Loss on investment ............................................           --                  44,647                  --
  Changes in operating assets and liabilities:
   (Increase) decrease in receivables ............................        (64,182)               62,005               (65,801)
   (Increase) decrease in receivables-related party ..............         (1,626)                9,702                (9,702)
   (Increase) decrease in other current assets ...................         99,516               (49,134)              (63,984)
   Decrease in joint venture receivables .........................           --                    --                   4,000
   (Increase) decrease in deposits ...............................         (2,250)                 --                     275
   Increase (decrease) in accounts payable .......................       (929,264)            1,820,893               294,070
   Increase (decrease) in accrued liabilities and
    other current liabilities ....................................        (72,490)               25,753                (6,438)
                                                                      -----------           -----------           -----------

     Net Cash Provided (Used) by
      Operating Activities .......................................     (1,272,238)            1,778,651               163,673
                                                                      -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from disposal of property and equipment ...............           --                    --                  51,001
  Purchase of investments ........................................           --                 (47,947)                 --
  Sale of investments ............................................          2,880                  --                    --
  Expenditures for oil and gas properties ........................     (3,934,076)           (7,708,841)           (4,024,056)
  Expenditures for other property and equipment ..................       (181,944)               (7,959)              (53,885)
                                                                      -----------           -----------           -----------

     Net Cash (Used) by Investing Activities .....................     (4,113,140)           (7,764,747)           (4,026,940)
                                                                      -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable and long-term
   liabilities ...................................................           --                    --                 120,000
  Proceeds from issuance of common stock .........................      3,855,000             4,730,001             7,279,910
  Expenditures for offering costs ................................       (333,135)             (235,000)             (146,086)
  Cash received on stock subscription ............................           --               2,385,000                  --
  Payments on notes payable and long-term
   liabilities ...................................................       (154,126)             (811,994)             (682,961)
                                                                      -----------           -----------           -----------

     Net Cash Provided by Financing Activities ...................    $ 3,367,739           $ 6,068,007           $ 6,570,863
                                                                      -----------           -----------           -----------


The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                         FOR THE YEARS ENDED
                                                                JUNE 30,
                                           ----------------------------------------------
                                               1999              1998             1997
                                           -----------       -----------      -----------
NET INCREASE (DECREASE) IN CASH .....      $(2,017,639)      $    81,911      $ 2,707,596

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR ..................        3,214,205         3,132,294          424,698
                                           -----------       -----------      -----------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR ............................      $ 1,196,566       $ 3,214,205      $ 3,132,294
                                           ===========       ===========      ===========

CASH PAID FOR:

  Interest ..........................      $    41,805       $    40,020      $    39,105
  Income taxes ......................      $         -       $         -      $         -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for acquisition
    of oil and gas properties .......      $   678,999       $   225,000      $   725,000
  Common stock issued to retire notes
    payable and accounts payable ....      $   138,464       $   325,277      $   174,055
  Notes payable for acquisition of
    oil and gas properties ..........      $         -       $         -      $ 1,121,866
  Notes payable and capital lease
    obligations for acquisition of
    other property and equipment ....      $         -       $    13,159      $    51,046


The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         c. Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

         Oil and Gas Properties-

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended June 30, 1999 and 1998 was $52,842 and $84,448, respectively. In addition, depreciation capitalized during the years ended June 30, 1999 and 1998 totaled $51,339 and $55,234, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1999, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $133,523 and $270,927 has been recognized in the accompanying consolidated financial statements for the years ended June 30, 1999 and 1998, respectively, on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 1999 and 1998, the Companies incurred total depreciation of $69,055 and $60,110, respectively.

         In accordance with full cost accounting, $51,339 and $55,234 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 1999 and 1998, respectively, as previously discussed.

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

         h. Concentrations of Risk

         From time to time the cash balances in the Companies bank accounts exceed Federally insured limits. At June 30, 1999 and 1998, the balances in excess of the limits were approximately $1,096,566 and $3,014,200, respectively. Of these balances, approximately $594,256 and $964,000, respectively, was in the country of Pakistan.

               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                         June 30, 1999, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

         j. Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - CERTIFICATES OF DEPOSIT

         As of June 30, 1999 and 1998, the Companies held three certificates of deposit totaling $-0- and $318,538, respectively, at the same financial institution, all in the name of the Company and two of the subsidiaries. All three certificates of deposit bear interest at a rate of 4.25% and mature every 30 days.

NOTE 3 - RECEIVABLES-RELATED PARTY

         Periodically, the Company makes advances to and receives advances from officers and directors of the Company. As of June 30, 1999, the Company had a net receivable from related parties of the Company totaling $1,626.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 4 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 1999 and 1998, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 4 - OIL AND GAS PROPERTIES (Continued)

         On April 6, 1995, Hycarbex entered into a concession agreement with and was issued an exploration license by the President and the Federal Government of the Islamic Republic of Pakistan. This agreement and license relate to oil and gas property known as the "Jacobabad Block" (Block 2768-4) or the Pakistan concession and entitles Hycarbex to a 95% working interest in the property. The exploration license was originally issued for a period of three years which was subsequently extended for an additional year. During the first year Hycarbex expended the minimum required $26,000 for processing and interpreting data already available. In the second year which was included in the year ended June 30, 1997, Hycarbex performed the minimum seismic work, evaluating and interpreting the data from the work performed. As part of the agreement, Hycarbex was to drill one exploratory well prior to April 1998 to an agreed upon depth. During May 1998, the Company obtained preliminary results of its first Middle Indus Basin exploratory well in Pakistan. The well was spudded during March 1998 and was drilled to total depth during May 1998. A second exploratory well was drilled during the year ended June 30, 1999. This well was subsequently plugged because of encountered downhole and mechanical conditions short of the target depth. As a result, the well bore was plugged and the drill site moved. A replacement well was spudded on April 5, 1999 which also was plugged due to encountering a combination of dangerous levels of hydrogen sulfide gas and loss of circulation while drilling and testing the well. The well was plugged to prevent possible further release of dangerous gas. The Company does not believe, however, that these results will affect the ultimate success of the exploration efforts. The Company intends to pursue further plans for the drilling of another exploratory well upon completion of geological and geophysical analysis of the test results. Having completed its three years of work requirements and initial license term, the Company, per the provisions of the original exploration license, relinquished 20% of the acreage originally held under the concession, thereby retaining approximately one million acres for further exploration and development. The relinquished acreage is not part of the potentially productive structure to be evaluated by the Company on the Jacobabad concession.

         Effective May 29, 1999, the Government of Pakistan granted an additional six-month extension in the existing terms of the Jacobabad Exploration License so as to enable the Company to drill a substitute well for the previously abandoned wells with a commitment and obligation to expend an additional $1,100,000.

         On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid and the option exists for the life of the Pakistan concession. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of June 30, 1999.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997

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

         During the year ended June 30, 1997, the Companies received $800,000 as a joint venture investment in certain of the Companies oil and gas properties. In June 1997, the Companies entered into agreements representing $500,000 of the joint venture investors to repurchase their interests for a total of 250,000 shares of common stock and notes payable totaling $389,000 (see Notes 8 and 5, respectively). During the year ended June 30, 1998, the Companies acquired the remaining $300,000 joint venture interest for 150,000 shares of common stock (valued at $1.50 per share) and a note payable of $121,564 with additional payments made to that individual prior to the consummation of that transaction.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of June 30, 1999 and 1998:

                                                        1999            1998
                                                     ---------       ---------
         Note payable bearing no interest;
          payable $175,000 the first year
          and $250,000 annually thereafter
          until paid in full; secured by
          certain oil and gas property and
          equipment ...........................      $ 539,404       $ 723,463

         8.5% note payable to a financial
          institution due in monthly
          installments of $950 for 36
          months; secured by two vehicles .....          9,069          19,261

         7% notes payable, due September
          15, 1995, secured by working
          interest in oil and gas properties ..         38,117          44,117

         Total notes payable and long-term
          debt ................................        586,590         786,841

         Less: unamortized discount ...........        (54,842)       (107,685)
                                                     ---------       ---------

         Net notes payable and long-term
         debt .................................        531,748         679,156
         Less: Current portion of notes payable
                  and long-term debt ..........       (324,347)       (250,876)
                                                     ---------       ---------

         Long-Term Liabilities ................      $ 207,401       $ 428,280
                                                     =========       =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

         The following are the scheduled annual repayments of notes payable and long-term debt:

               YEAR ENDING JUNE 30,
               --------------------
                     2000                                 $324,347
                     2001                                  207,401
                     2002                                      --
                     2003                                      --
                     2004                                      --
                     2005 and thereafter                       --
                                                          --------

                                                          $531,748

         Discounts on non-interest bearing notes payable have been determined using an imputed interest rate of 10%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

         The Company entered into certain lease agreements during the years ended June 30, 1998 and 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of 32 to 60 months with total monthly lease payments of $662.

         The following are the scheduled annual payments on these capital leases:

                  YEAR ENDING JUNE 30,

                     2000                                   $6,416

                     2001                                    3,355

                     2002                                    3,355

                     2003                                    2,278

                     2004                                      --
                                                        ----------
         Total minimum lease commitments                    15,404
         Less: Executory costs (such as taxes and
               insurance) included in capital
               lease payments                                 (600)
                                                        ----------
         Net minimum lease payments                         14,804
         Less: amount representing interest                 (2,001)
                                                        ----------
         Total capital lease obligations                    12,803
         Less: current portion                              (4,078)
                                                        ----------
         Total Long-Term Capital Lease Obligations          $8,725
                                                        ==========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 7 - CONVERTIBLE VOTING PREFERRED STOCK

         On September 22, 1994, the board of directors of the Company approved the issuance of 2,074,521 shares of the authorized preferred stock of the Company, to be issued in a series, to be known as the "Convertible Voting Preferred Stock, $.025 NonCumulative Dividend". A corresponding certificate of issuance was filed with the State of Nevada. Holders of these shares are entitled to a noncumulative, preferential dividend of $.025 per share per annum, when declared by the board of directors, payable from the surplus, net profits or assets of the Company. At any time after September 30, 1999, the board of directors of the Company may elect to redeem this Convertible Voting Preferred Stock at a redemption price of $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be convertible into five shares of the common stock of the Company.

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

         During the years ended June 30, 1999, 1998 and 1997, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 433,466 shares of convertible voting preferred stock were converted into 2,167,330 shares of the Company's common stock in 1999. 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of the Company's common stock in 1998, and 1,053,088 shares of convertible voting preferred stock were converted into 5,265,424 shares of the Company's common stock in 1997 (Note 8).

NOTE 8 - COMMON STOCK

         A total of 5,265,424 shares of common stock were issued during the year ended June 30, 1997 as a result of the conversion of 1,053,088 shares of convertible voting preferred stock. During the year ended June 30, 1998, 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of common stock. During the year ended June 30, 1999, 433,466 shares of convertible voting preferred stock were converted into 2,167,330 shares of common stock (see Note 7).

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 8 - COMMON STOCK (Continued)

         As discussed in Note 4, an unrelated foreign entity assumed the investment obligations of another entity in December 1995. In January 1996, the Companies received $500,000 from that foreign entity. In accordance with the terms of the original and assumption agreement, the $500,000 should be applied toward the acquisition of 500,000 shares of the Company's common stock and was reflected accordingly in the accompanying consolidated financial statements as of June 30, 1996. The Company incurred costs in efforts to obtain this funding totaling $114,918. These expenditures have been reflected as stock issuance costs and a decrease in capital in excess of par value in the accompanying consolidated financial statements ended June 30, 1997. This foreign entity defaulted on the performance of the funding commitments and the 500,000 shares of common stock associated with this transaction were canceled as reflected in the accompanying consolidated financial statements for the year ended June 30, 1997. During the year ended June 30, 1998, the Company entered into a settlement agreement with the original investors of the $500,000 and the Company issued 350,000 shares of its common stock in a preliminary settlement. 252,050 of these shares were subsequently canceled during the year ended June 30, 1999.

         In conjunction with a settlement and property exchange agreement executed by the Company in August 1996 as discussed in Note 4, the Company issued 187,500 shares of common stock to an unrelated entity valued at $2.00 per share or $375,000. An additional 100,000 shares of common stock were issued to a former director of the Company in November 1996 in exchange for an interest in oil and gas properties. These shares have been valued at $1.00 per share for a total of $100,000 as included in the accompanying consolidated financial statements.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


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

         During the year ended June 30, 1999, the Company sold 1,663,572 shares of common stock for which the Company received $3,855,000 at an average of $2.32 per share. The Company incurred costs associated with the sale of common stock of $333,135 which has been reflected as a reduction on capital in excess of par value in the accompanying consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 8 - COMMON STOCK (Continued)

         194,000 shares of common stock were issued in conjunction with the buyout of certain joint venture interests in oil and gas properties during the year ended June 30, 1999. These shares have been valued at $3.50 per share or $678,999.

         39,441 shares of common stock were issued in lieu of outstanding accounts payable during the year ended June 30, 1999. These shares have been valued at $3.51 per share or $138,464. In addition, 138,223 shares of common stock were issued for services rendered. These shares have been valued at $2.18 per share or $301,168.

         In conjunction with a settlement arrangement, the Company canceled 252,050 shares of common stock originally issued.

NOTE 9 - COMMON STOCK WARRANTS

          Prior to the year ended June 30, 1999, the Company had 9,445,000 outstanding warrants. In the current fiscal year ended June 30, 1999, the Company issued a total of 6,745,000 warrants at varying exercise prices and expiration dates. 135,000 warrants were exercised and a total of 25,000 warrants have expired unexercised, leaving a remaining balance of 16,030,000 warrants outstanding as of June 30, 1999.
          A recap of the various warrants are described below.

          The Board of Directors of the Company have granted to officers and directors 8,300,000 warrants to acquire common shares of the Company under the following conditions:

      NAME                 NUMBER OF SHARES   EXPIRATION DATE   EXERCISE PRICE
      ------------------   ---7-------------   ---------------   --------------
      Bradley J. Simmons        200,000          4/17/2004           $1.38
                                150,000          11/4/2004           $2.31
                                125,000           5/1/2005           $1.25
                                250,000          6/18/2005           $3.97
                                450,000          9/21/2005           $5.00
                                250,000          11/5/2005           $3.50
                                250,000          12/9/2005           $4.03
                                400,000           1/6/2006           $3.00
                                200,000           1/6/2006           $1.56
                              ---------
                    Total     2,275,000

      Gerald N. Agranoff        125,000          4/17/2004           $1.38
                                150,000          11/4/2004           $2.31
                                125,000           5/1/2005           $1.25
                                250,000          6/18/2005           $3.97
                                350,000          9/21/2005           $5.00
                                250,000          11/5/2005           $3.50
                                250,000          12/9/2005           $4.03
                              ---------
                    Total     1,500,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 9 -  COMMON STOCK WARRANTS (Continued)

      NAME                 NUMBER OF SHARES   EXPIRATION DATE   EXERCISE PRICE
      ------------------   ----------------   ---------------   --------------
      Linda F. Gann               5,000           5/1/2005           $1.25
                                 55,000          6/18/2005           $3.97
                                 10,000          12/9/2005           $4.03
                                  5,000           5/4/2006           $1.56
                                -------
                    Total        70,000


      Don D. Henrich             30,000          3/15/2001           $2.00
                                 25,000          3/15/2001           $4.00
                                125,000          6/29/2005           $5.31
                                200,000          9/21/2005           $5.00
                                250,000          11/5/2005           $3.50
                                250,000          12/9/2005           $4.03
                                400,000           1/6/2006           $3.00
                                200,000           1/6/2006           $1.56
                                -------
                    Total     1,480,000

      Hooman Zadeh              125,000          9/21/2005           $5.00
                                250,000          11/5/2005           $3.50
                                400,000           1/6/2006           $3.00
                                150,000           1/6/2006           $1.56
                                -------
                    Total       925,000

      Gilbert Torner            125,000          9/21/2005           $5.00
                                250,000          11/5/2005           $3.50
                                400,000           1/6/2006           $3.00
                                100,000           1/6/2006           $1.56
                                -------
                    Total       875,000

      Malfred Welser            125,000           3/4/2006           $2.50
                                150,000           1/6/2006           $1.56
                    Total       275,000
                                -------

      Eli Bebort                 75,000           5/17/2006          $1.50
                                -------

              Grand Total     7,480,000 Warrants

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 9 -  COMMON STOCK WARRANTS (Continued)

          Management had previously received 78,608 warrants which expired unexercised in April, 1998.

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

          In conjunction with the sale of common stock discussed in Note 8, the Company has issued warrants for 9,325,000 shares of common stock. These warrants have been issued with a grant date of August 12, 1996, exerciseable at $1.50 per share until June 1, 1998 at which time the exercise price increased to $3.00 per share until August 12, 1999, at which time the warrants expire. During the year ended June 30, 1998, a total of 2,610,000 of these warrants were exercised at $1.50 per share, leaving a remaining balance of 6,715,000 warrants, exercisable at $3.00 per share, unexercised at June 30, 1998. An additional 135,000 of these warrants were exercised at $3.00 per share during the year ended June 30, 1999, leaving a remaining balance of 6,580,000 warrants exercisable at $3.00 per share, unexercised at June 30, 1999.

          During the year ended June 30, 1998, the Company established a three member "Disclosure Committee" comprised of certain of the Company's attorneys and market relations consultants. Each of these parties have received 25,000 warrants, making a total of 75,000 warrants issued, exercisable at $1.25 per share which expire in May, 2005.

          Also during the year ended June 30, 1998, the Company engaged certain technical and market relations professional consultants in various contracts. In conjunction with retaining their services, the Company issued 200,000 warrants ranging in exercise prices from $2.31 to $3.97 per share which expire in May, 2005.

          During the year ended June 30, 1999, the Company issued 845,000 warrants ranging in exercise prices from $1.50 to $4.03 per share. These warrants were issued to various consultants for services rendered and to certain employees as a bonus.

          The exercise price of the warrants to the officers, directors, attorneys, consultants, and other parties approximates fair market value of the Company's common stock on the date the warrants were granted.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 10 - INCOME TAXES

          Through June 30, 1999, the Companies have sustained net operating loss carryforwards totaling approximately $2,350,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 11 - EXTRAORDINARY ITEMS

          Extraordinary items for the years ended June 30, 1999, 1998 and 1997 totaling $-0-, $123,082 and $17,343, respectively, relate to forgiveness of debt in the settlement of various notes payable and an account payable.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 1999, 1998 and 1997


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 13 - YEAR 2000

          Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time- sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

          The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

          The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

NOTE 14 - SUBSEQUENT EVENTS

          On October 12, 1999, Pakistani military troops seized control of state-run, television and radio stations and major airports throughout the Country following what certain media reports have described as a surprise dismissal of the army cheif of staff, General Pervaiz Mursharraf. No formal announcements have been made by Prime Minister Nawaz Sharif's civilian government. Company's management intends to closely monitor internal developments in order to determine the overall effect of these events upon its Jacobabad-based Concession.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1999 and 1998


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


          (1)                Capitalized Costs Relating to
                           Oil and Gas Producing Activities

                                                       JUNE 30,
                                            -----------------------------
                                                1999              1998
                                            -----------       -----------

          Proved oil and gas producing
            properties and related
            lease and well equipment        $ 1,453,990       $ 4,169,260
          Accumulated depreciation and
            depletion                          (133,523)         (270,927)
                                            -----------       -----------

          Net Capitalized Costs             $ 1,320,467       $ 3,898,333
                                            ===========       ===========


          (2)           Costs Incurred in Oil and Gas Property
                 Acquisition, Exploration, and Development Activities


                                                  FOR THE YEARS ENDED
                                                        JUNE 30,
                                            -----------------------------
                                                1999              1998
                                            -----------       -----------
          Acquisition of Properties
             Proved                          $  678,999        $  389,348
             Unproved                              --
          Exploration Costs                   2,480,086         3,375,233
          Development Costs                   1,453,990         4,169,260


          The Company does not have any investments accounted for by the equity method.

          (3)                  Results of Operations for
                                 Producing Activities

                                                   FOR THE YEAR ENDED
                                                        JUNE 30,
                                              ---------------------------
                                                 1999              1998
                                              ---------         ---------

          Sales                               $ 417,136         $ 641,203

          Production costs                     (163,838)         (258,032)
          Depreciation and depletion           (133,523)         (270,927)
                                              ---------         ---------

          Results of operations for producing
           activities (excluding corporate
           overhead and interest costs)       $(119,775)        $ 112,244
                                              =========         =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1999 and 1998


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

          (4)                Reserve Quantity Information

                                                         OIL              GAS
                                                         BBL              MCF
                                                     ----------       ----------
          Proved developed and undeveloped reserves:

          Balance, June 30, 1998                      2,361,000               --

            Change in estimates                       1,118,162               --

            Production                                  (32,272)              --
                                                     ----------       ----------

          Balance, June 30, 1999                      3,446,890               --
                                                     ==========       ==========

          Proved developed reserves:
                                                         OIL              GAS
                                                         BBL              MCF
                                                     ----------       ----------
            Beginning of the year ended
              June 30, 1999                             671,050               --
            End of the year ended
              June 30, 1999                           1,105,470               --


          During the year ended June 30, 1999, the Company had reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

          (5)             Standardized Measure of Discounted
                           Future Net Cash Flows Relating to
                              Proved Oil and Gas Reserves

                                   At June 30, 1999

                                                                    THE AMERICAN
                                                                    ENERGY GROUP
                                                                      LTD. AND
                                                                    SUBSIDIARIES
                                                                    ------------
          Future cash inflows                                       $63,767,469
          Future production and development costs                    (9,507,400)
                                                                    -----------
          Future net inflows before income taxes                     54,260,069
          Future income tax expense                                  (3,570,977)
                                                                    -----------
          Future net cash flows                                      50,689,092
          10% annual discount for estimated timing of cash flows     10,816,631)

          Standardized measure of discounted future net cash flows  $39,872,461
                                                                    ===========

                         THE AMERICAN ENERGY GROUP, LTD.

                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 1999 and 1998


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)


          The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Reuven Hollo, Ph.D., a registered professional engineer with Sigma Energy Corporation, of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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