Form 10-Q
period 1999-09-30
AMERICAN ENERGY GROUP LTD
filed 1999-11-15
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended            SEPTEMBER 30, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to ____________


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check-mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                            33,180,888 COMMON SHARES



SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.                                      PAGE 1 OF 8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company has included herewith the unaudited consolidated financial statements for the three months ended September 30, 1999 and 1998, presented with the audited consolidated financial statements for the twelve months (Fiscal
Year) ended June 30, 1999. In the opinion of management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

As of September 30, 1999, the Company was engaged in its principal activity of developmental drilling of new wells and reworking operations on existing wells situated on its Texas oil and gas properties. The Company, through its wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan, but activities during the quarter in connection with the Pakistan concession were limited to preparations for drilling activities which will not occur until calendar year 2000.

Historically, the Company has financed all of its operations and the operations of its subsidiaries with the proceeds of loans and the sale of privately placed securities. While the Company currently has an increasing revenue stream from the sale of oil produced from its Texas properties, outside funds derived from future loans, sales of securities or other outside sources will be necessary to generate the working capital needed for continued development of both its domestic and international properties until such development reaches a stage where revenues from existing operations are sufficiently large to complete the development of these properties.

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 2 OF 8

TEXAS GULF COAST OPERATIONS

The Company currently owns and operates a total of 105 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the twelve (12) months ending September 30, 1999, the Company, through its operating subsidiary, The American Energy Operating Corp., drilled eight (8) new developmental wells, two (2) of which are situated in the Boling Dome Field and six (6) of which are situated in the Blue Ridge Field. Seven (7) of the eight (8) new wells are currently in various stages of completion, testing or production and the eighth well is awaiting completion while production storage facilities are put in place. Management believes that seven (7) of the eight (8) wells will be commercially productive wells.

In addition to new developmental wells already drilled by the Company and additional wells which management anticipates will be drilled in the future, the Company has continued its ongoing efforts to rework and reactivate certain of the existing wells. During the quarter ended September 30, 1999, an average of twenty-two (22) of the Company's 105 wells were producing daily with varying production ranging from 2 barrels per day to 55 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Moderate increases in the overall daily production rate occurred throughout the quarter as a result of field work in progress. Quoted oil prices during the quarter were as high as $22.00 per barrel and sales of oil by the Company during the quarter averaged $19.38 per barrel net of severance taxes assessed by the State of Texas.

Management anticipates that its domestic fields will continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. Management believes that such steadily increasing domestic production in an environment of favorable oil prices will facilitate the generation of a portion of the operating capital necessary to maintain its ongoing reactivation and development programs. However, management believes that the Company must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level.

PAKISTAN OPERATIONS

In the initial four years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $7.9 Million in acquisition, geological, seismic, drilling and associated costs. Hycarbex-American Energy, Inc. has drilled three exploratory wells on the Jacobabad concession to date without achieving a commercial discovery, but has encountered natural gas shows in all three wells. Hycarbex suspended operations on one well pending further testing, plugged one well due to mechanical and downhole difficulties while drilling, and plugged a second well due to contact with natural gas containing a high content of H2S and CO2. The Company's technical team is evaluating the geological and geophysical data derived from these wells to optimize the selection of future drillsites on the approximate one million acres (fifteen hundred square miles) comprising the concession.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 3 OF 8

On October 12, 1999, Pakistani military troops seized control of state-run television and radio stations and major airports throughout the country following what certain media reports described as a surprise dismissal of the Army Chief of Staff, General Pervaiz Musharraf. Subsequently, the Government was dismissed, the constitution was suspended, and the country was placed under martial law.

Charles Valceschini, President of Hycarbex-American Energy, Inc., conducted informal meetings in Islamabad with various officials of the Pakistan Ministry of Petroleum and Natural Resources subsequent to the governmental changes. Based upon these meetings and the continued cooperation demonstrated by the Ministry, the Company plans to commence its next exploration well in calendar 2000 and is currently in logistical and technical planning for the project. Hycarbex owns 95% of the working interest in the Jacobabad concession and the Pakistan Government owns a 5% working interest. The Pakistan Government has the option to increase its holdings to a 25% working interest in the event of commercial discovery of hydrocarbons.

The Company has deposited in its Pakistan account as a reserve certain cash funds for application to the future costs incurred in connection with its next exploration well to be drilled in calendar 2000. The funds on deposit are insufficient to cover the anticipated costs of completing the well and must be supplemented by funds from outside loans and/or private sales of securities. Management anticipates that the necessary capital raising transactions will be completed in the fiscal quarter ending December 31, 1999. In the event that such capital raising transactions are not completed within the fiscal quarter, the Company's current proposed exploration schedule will be directly affected and will likely be postponed until these transactions or substituted capital transactions are consummated.

RESULTS OF OPERATIONS

In the quarter ended September 30, 1999, the Company incurred a net operating profit of $155,808, with oil and gas sales of $315,712 as compared to a net operating profit of $6,967 on oil and gas sales of $52,751 in the prior fiscal year's quarter ended September 30, 1998. This reflects an increase in revenues of approximately five hundred percent (500 %) in comparison with the prior year's quarter ending September 30, 1998. The Company experienced an increase of $148,841 in net operating profits as compared to the prior year's quarter ended September 30, 1998. The increases noted resulted from the increases in barrels of oil sold from the Company's Texas properties at prices which were on the average, sixty-three percent (63%) higher than obtained in the quarter ending September 30, 1998. The average price per barrel of oil sold by the Company in the quarter ending September 30, 1998, was $11.89, as compared to $19.38 per barrel in the current quarter ending September 30, 1999.

During the quarter ending September 30, 1999, the Company sold 22,410 barrels of oil, equivalent to 244 gross barrels per day for the 92 day period. The barrels which were allocated net to the Company's interest were 16,298 barrels. The remainder of 6,112 barrels are attributed to landowner royalties. The 16,298 net barrels used in computing the Company's revenues generated $315,712 and reflect an average of 177 net barrels of oil per day. The revenues of $315,712 are especially significant when compared to oil and gas revenues for the fiscal year ended June 30, 1999, which were $417,136. The subject quarter reflects revenues equal to seventy six (76%) percent of the prior year's entire revenues, and is a record quarter for revenues for the Company.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 4 OF 8

Sales of oil by the Company did not mirror the actual production of oil, as some of the oil produced during the quarter was stored and unsold at the end of the quarter. These unsold barrels are not reflected in gross sales, revenues, or balance sheet computations in the accompanying financial statements. At the beginning of the quarter ended September 30, 1999, unsold oil on hand in production tanks was 2,638 barrels. At the end of the quarter ended September 30, 1999, the unsold oil on hand totaled 3,677 barrels, reflecting an increase of 994 barrels in stored oil inventory. Daily production for the period is approximately 255 gross barrels per day and 185 net barrels per day if the increase in stored but unsold inventory is added to the barrels actually sold. Factors which affect sales range from ability to obtain transportation for oil stored in production facilities (i.e., weather conditions, truck availability, etc.) to the salability of the stored products at the time of the desired sale (i.e., the need for separation of water prior to sale, etc.)

The Company, with the inclusion of other income, foreign and domestic administrative expenses, and including interest, reported net profit of $20,607 in the quarter ended September 30, 1999 versus a net loss of $124,885 in the prior fiscal year's quarter ended September 30, 1998.

NONRECURRING EVENTS AFFECTING CAPITAL RESOURCES

During the quarter ended September 30, 1999, the Company raised $1,500,000.00 in working capital (approximately $1,170,000 net of commissions and expenses) through two (2) nonrecurring transactions. The Company raised $1,100,000.00 (before commissions and expenses) through a loan from a private individual maturing March 17, 2002, secured by a lien on the Company's Texas properties, and convertible, at the option of the lender, into shares of the Company's common stock. The Company also raised $400,000.00 (before commissions and expenses) from the private sale of 400,000 shares of senior convertible preferred stock. The net proceeds from these transactions were predominantly applied to the Company's future Pakistan operations through a deposit as a reserve into the Company's account in Pakistan. The Company intends to pursue additional capital raising transactions through loans and/or the private sale of securities in order to meet its anticipated near term working capital needs, both for its domestic reactivation and development programs and its projected activities in Pakistan. Since the Company's current revenue stream from the sale of oil from its Texas properties is insufficient to meet its anticipated working capital needs for these activities, the success of such capital raising efforts is critical. Should the Company's efforts in raising working capital through outside sources prove unsuccessful, the Company's proposed domestic and international activities would be directly and adversely affected.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

In the quarter ended September 30, 1999, Total Assets of the Company increased to $24,144,598, or three percent (3%) for the three months beginning from the fiscal year ended June 30, 1999, which at that time totaled $23,456,438. Net Shareholders Equity increased to $21,481,116 as of September 30, 1999, from $21,362,502 as of June 30, 1998. This increase is attributed to the sale of common stock combined with net profits in the quarter ended September 30, 1999.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 5 OF 8

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

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending September 30, 1999, is provided below:

COMMON STOCK

A net increase of 302,500 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock to 33,180,388 shares in the following manner:

During the quarter ended September 30,1999, two holders of the Company's convertible preferred stock exercised their conversion rights whereby 60,500 shares of convertible preferred stock were converted into common stock of the Company at a conversion ratio of five shares of common stock in exchange for each one share of convertible preferred stock. A total of 302,500 shares of common stock were issued. The Company did not receive any proceeds in the conversion. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that each person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 6 OF 8

CONVERTIBLE PREFERRED STOCK

During the quarter ended September 30,1999, the Company issued 400,000 shares of Block F Convertible Preferred Stock, for which the Company received $400,000. Each share is convertible into one share of common stock of the Company. The Company believes that the purchaser had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the purchase of these securities of the Company, and that he was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

At the time of issuance of the Block F Convertible Preferred Stock, the Company also had outstanding other convertible preferred shares designated as Blocks A through E. In the quarter ended September 30, 1999, the number of outstanding Convertible Preferred shares (Blocks A through E) was reduced from 101,996 shares to 41,500 shares by conversion of 60,496 shares into 302,500 shares of Common Stock on the basis of five Common shares for each one convertible preferred share (see Common Stock). The remaining Block A through E Convertible Preferred shares, if converted, would require issuance of an additional 207,500 shares of Common Stock. All Convertible Preferred shares, if converted to common stock, would require the issuance of 607,500 shares of common stock.

WARRANTS

As of the fiscal year ended June 30, 1999, outstanding warrants totaled 16,030,000. Total outstanding warrants as of September 30,1999 had deceased by 5,030,000 warrants to 11,000,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended September 30, 1999, no warrants were exercised, a total of 6,680,000 warrants expired unexercised, and a total of 1,650,000 warrants were issued to various parties involved with the Company as described below:

In the quarter ended September 30, 1999, a total of 1,500,000 warrants were issued to an individual in conjunction with the sale of Convertible preferred shares. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at exercise prices of $1.00 per share for a sixty day period beginning September 17, 1999. In the event that these warrants are exercised in the prescribed time period, then this individual is to receive an additional 1,500,000 warrants identical to those described above for another sixty day period. The Company believes that the person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.


SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 7 OF 8

During the fiscal year, the Company engaged certain technical and financial consultants in various contracts. In conjunction with retaining their services in the quarter ended September 30, 1999, the Company issued 150,000 warrants with an exercise price of $1.00 per share and an expiration date of September 17, 2004. The Company believes that each of the transacting persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
         Not Applicable

ITEM 5.  OTHER INFORMATION
         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (A)   EXHIBITS

            The Consolidated Financial Statements dated September 30, 1999 and 1998 (unaudited), and June 30, 1999 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   REPORTS ON FORM 8-K
            NONE


                                    SIGNATURES



                                       THE AMERICAN ENERGY GROUP, LTD.

         11/12/99                      /s/ B/J/S
                                           Bradley J. Simmons, President

         11/12/99                      /s/ L/F/G
                                           Linda F. Gann, Secretary



SEC FORM 10-Q
THE AMERICAN ENERGY GROUP, LTD.            9/30/99                   PAGE 8 OF 8

                                    EXHIBIT A

                TO FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1999




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                           AND JUNE 30, 1999 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                              SEPTEMBER 30, 1999   JUNE 30, 1999
                                                 (UNAUDITED)         (AUDITED)
                                              ------------------  --------------
ASSETS

Current Assets
     Cash ..................................     $  1,178,618      $  1,196,566
     Receivables ...........................          114,611            73,166
     Receivables - related party ...........            2,147             1,626
     Investments ...........................              420               420
     Other current assets ..................           22,505            13,602
                                                 ------------      ------------

     Total Current Assets ..................        1,318,301         1,285,380
                                                 ------------      ------------

Oil and gas Properties Using
Full Cost Accounting
     Properties being amortized ............       15,089,015        14,388,253
     Properties not subject
       to amortization .....................        7,964,838         7,913,414
     Accumulated amortization ..............         (504,206)         (437,450)
                                                 ------------      ------------

     Net Oil and Gas Properties ............       22,549,647        21,864,217
                                                 ------------      ------------

Property and Equipment
     Drilling and related equipment ........          389,851           384,679
     Vehicles ..............................          129,601           155,811
     Office equipment ......................           48,933            48,933
     Less: Accumulated depreciation ........         (296,835)         (287,682)
                                                 ------------      ------------

     Net Property and Equipment ............          271,550           301,741
                                                 ------------      ------------

Other Assets
     Deposits and other current assets .....            5,100             5,100
                                                 ------------      ------------

     Total Other Assets ....................            5,100             5,100
                                                 ------------      ------------

TOTAL ASSETS ...............................     $ 24,144,598      $ 23,456,438
                                                 ============      ============




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30, 1999         JUNE 30, 1999
                                                                          (Unaudited)                (Audited)
                                                                       -------------------       ----------------
LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Accounts payable ..........................................               920,679                1,299,152
     Accrued liabilities .......................................               235,665                  250,233
     Lease obligations - current ...............................                 4,180                    4,078
     Notes payable - current ...................................               288,117                  324,347
                                                                          ------------             ------------

     Total Current Liabilities .................................             1,448,641                1,877,810
                                                                          ------------             ------------

Long-Term Liabilities
     Notes payable and long-term debt ..........................             1,208,355                  207,401
     Capital lease obligations .................................                 6,486                    8,725
                                                                          ------------             ------------

     Total Long-Term Liabilities ...............................             1,214,841                  216,126
                                                                          ------------             ------------

     Total Liabilities .........................................             2,663,482                2,093,936
                                                                          ------------             ------------

Shareholders' Equity
     Convertible preferred stock
     par value$.001 per share
     authorized 20,000,000 shares
     issued and outstanding
     At June 30, 1999: 101,996 shares
     At September 30, 1999: 441,500 shares .....................                   442                      102

     Common stock, par value $.001
     per share, authorized: 80,000,000
     shares, issued and outstanding:
     At June 30, 1999: 32,878,388 shares
     At September 30, 1999: 33,180,888 shares ..................                33,180                   32,878

     Paid in excess of par value ...............................            23,784,445               23,687,080


     Accumulated deficit .......................................            (2,336,951)              (2,357,558)
                                                                          ------------             ------------


     Net Shareholders' Equity ..................................            21,481,116               21,362,502
                                                                          ------------             ------------

Total Liabilities and Shareholders' Equity .....................          $ 24,144,598             $ 23,456,438
                                                                          ============             ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                      (UNAUDITED)               (UNAUDITED)
                                                                  ---------------------     --------------------
REVENUES
      Oil and gas sales ..................................             $ 315,712                  $  52,571
      Lease operating and production costs ...............               159,904                     45,604
                                                                       ---------                  ---------

         Gross Profit ....................................               155,808                      6,967
                                                                       ---------                  ---------

OTHER EXPENSES
      Legal and professional fees ........................                80,641                     70,307
      Administrative salaries ............................                17,250                     18,025
      Office overhead expense ............................                13,233                     20,982
      Depreciation .......................................                 3,381                      4,127
      General and administrative expense .................                20,753                     27,401
                                                                       ---------                  ---------

         Total Other Expenses ............................               135,258                    140,842
                                                                       ---------                  ---------

NET OPERATING PROFIT (LOSS) ..............................                20,550                   (133,875)
                                                                       ---------                  ---------

OTHER INCOME (EXPENSE)
      Interest income ....................................                 4,683                     15,036
      Loss on investments ................................                     0                     (2,300)
      Loss on asset sales ................................                (4,416)                    (2,300)
      Interest expense ...................................                  (210)                    (1,446)
                                                                       ---------                  ---------

         Net Other Income (Expenses) .....................                    57                      8,990
                                                                       ---------                  ---------

NET INCOME (LOSS) BEFORE TAX .............................                20,607                   (124,885)

      Federal Income Tax .................................                     0                          0
                                                                       ---------                  ---------

NET INCOME (LOSS) FOR PERIOD .............................             $  20,607                  ($124,885)
                                                                       =========                  =========

EARNINGS (LOSS) PER SHARE ................................             $   0.001                  ($  0.004)
                                                                       =========                  =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 THREE MONTHS             THREE MONTHS
                                                                                     ENDED                    ENDED
                                                                                  SEPTEMBER 30             SEPTEMBER 30
                                                                                      1999                     1998
                                                                                -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ....................................................           $    20,607              ($  122,585)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization ........................................                85,079                   38,984
  Less amount capitalized to oil & gas properties ......................                (5,772)                 (11,857)
  (Increase) decrease in receivables ...................................               (41,445)                 (22,420)
  (Increase) decrease in deposits and other assets .....................                  (521)                 (99,942)
  (Increase) decrease in other current assets ..........................                (8,903)                  (1,676)
  Increase (decrease) in accounts payable ..............................              (378,473)              (1,429,160)
  Increase (decrease) in accrued liabilities and
    other current liabilities ..........................................                14,568                   17,793
                                                                                   -----------              -----------

     Cash Provided by (Used in) Operating Activities ...................              (314,860)              (1,630,863)
                                                                                   -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ..............................              (887,172)                (158,450)
  Proceeds from the sale of equipment ..................................                10,000                     --
  Expenditures for other property and equipment ........................                (2,715)                 (35,659)
                                                                                   -----------              -----------

     Cash Provided By (Used in) Investing Activities ...................              (879,887)                (194,109)
                                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ..............................................             1,100,000                     --
  Proceeds from the issuance of common stock ...........................                  --                  1,905,000
  Expenditures for offering costs ......................................              (301,994)                    --
  Proceeds from the issuance of convertible
    voting preferred stock .............................................               400,000                     --
  Payments on notes payable and long-term liabilities ..................               (21,207)                 (30,966)
                                                                                   -----------              -----------

     Cash Provided By (Used in) Financing Activities ...................             1,176,799                1,874,034
                                                                                   -----------              -----------

NET INCREASE (DECREASE) IN CASH ........................................               (17,948)                  49,062

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ..........................             1,196,566                3,214,205
                                                                                   -----------              -----------

CASH AND CASH EQUIVALENTS END OF PERIOD ................................           $ 1,178,618              $ 3,263,267
                                                                                   ===========              ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JUNE 30, 1999 THROUGH SEPTEMBER 30, 1999


                                                                            CONVERTIBLE VOTING         CAPITAL IN
                                                  COMMON STOCK                PREFERRED STOCK           EXCESS OF       ACCUMULATED
                                            SHARES          AMOUNT        SHARES          AMOUNT        PAR VALUE         DEFICIT
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance,  June 30, 1998 ..............     32,878,388   $     32,878        101,996    $        102    $ 23,687,080    ($ 2,357,558)
                                         ============   ============   ============    ============    ============    ============

Convertible preferred stock issed
  for cash @ $1.00 per share .........           --             --          400,000             400         399,600            --

Common stock issued upon
  conversion of preferred shares .....        302,500            302        (60,496)            (60)           (241)           --

Offering costs related to the
  issuance of comon stock ............           --             --             --              --          (301,994)           --

Net income for the quarter
  ended September 30, 1999 ...........           --             --             --              --              --            20,607
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance,  September 30, 1999 .........     33,180,888   $     33,180        441,500    $        442    $ 23,784,445    ($ 2,336,951)
                                         ============   ============   ============    ============    ============    ============


   THE ACCOMPANYING NOTE ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999


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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1999 was $52,842 . No interest was capitalized in the quarter ended September 30, 1999. In addition, depreciation capitalized during the year ended June 30, 1999 totaled $51,339. Depreciation capitalized during the quarter ended September 30, 1999, totaled $5,772. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1999, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $133,523 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1999 and $66,756 for the quarter ended September 30, 1999 on proved and impaired or abandoned oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the quarter ended September 30, 1999, the Companies incurred total depreciation expense of $18,323 of which $5,772 was capitalized as costs of oil and gas properties.

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


REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1999 and September 30, 1999:

                                                                     SEPTEMBER 30              JUNE 30
                                                                         1999                    1999
                                                                   ----------------         --------------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter until
paid in full; secured by certain oil and gas property
and equipment ..............................................         $   403,199              $   539,404

Note payable to individual secured by certain oil and
gas properties of the Company, payable March 17, 2003,
bearing no interest, payable at face value of note of
$1,500,000 at time of payment ..............................         $ 1,100,000                    $ -0-

8.5% note payable to a financial institution due in
monthly installments of $950 for 36 months; secured
by two vehicles ............................................               $ -0-              $     9,069

7% notes payable, due September 15, 1995,
secured by working interest in oil and gas properties ......              38,117                   38,117
                                                                     -----------              -----------

Total notes payable and long-term debt .....................         $ 1,541,316              $   586,590
                                                                     -----------              -----------

Less: Unamortized discount .................................             (44,844)                 (54,842)
                                                                     -----------              -----------

Net notes payable and long-term debt .......................         $ 1,496,472              $   531,748

Less: Current portion of notes payable
and long-term debt .........................................            (288,117)                (324,347)
                                                                     -----------              -----------

Long-Term Liabilities ......................................           1,208,355              $   207,401
                                                                     ===========              ===========


NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company entered into certain lease agreements during the year ended June 30, 1997 and quarter ended December 31, 1998, relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of from 32 to 60 months with total monthly lease payments of $662.The following are the scheduled annual payments on these capital leases:

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999



NOTE 5 - CAPITAL LEASE OBLIGATIONS ( CONTINUED)

         Year ending June 30
         2000   $  4,042
         2001   $  3,355
         2002   $  3,355
         2003   $  2,278
         2004   $   -0-
                --------
                $ 13,030

         Total minimum lease commitments                          $   13,030
         Less: Executory costs (such as taxes and insurance)
                  included in capital lease payments                   ( 552)
                                                                  ----------
         Net minimum lease payments                                   12,478
         Less: Amount representing interest                           (1,812)
                                                                  ----------
         Total Capital Lease Obligations                              10,666
         Current Portion                                              (4,180)
                                                                  ----------
         Long Term Portion                                        $    6,486
                                                                  ==========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

During the quarter ended September 30,1999, the Company's issued 400,000 shares of Block F convertible preferred stock, for which the Company received $400,000. Each share is convertible into one share of common stock of the Company.

The number of outstanding Convertible Preferred (Block A-E) shares was reduced from 101,996 shares to 41,500 shares by conversion of 60,496 shares of Convertible Preferred into 302,500 shares of Common Stock on a "five Common for each one Convertible Preferred" basis. All remaining Convertible Preferred shares in all classes, if converted, would require issuance of an additional 607,500 shares of Common Stock

NOTE 7- COMMON STOCK

During the quarter ended September 30, 1999, a net increase of 302,500 shares of Common Stock of the Company was incurred through conversion of Convertible Preferred shares. (See Consolidated Statement of Stockholders Equity). This addition brings total outstanding Common Stock to 33,180,888 shares.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999



NOTE 8- COMMON STOCK WARRANTS

As of the fiscal year ended June 30, 1999, outstanding warrants totaled 16,030,000. Total outstanding warrants as of September 30,1999 had deceased by 5,030,000 warrants to 11,000,000, ranging in exercise price from $1.25 to $5.31 per share and in term from one year to seven years. In the quarter ended September 30, 1999, no warrants were exercised, a total of 6,680,000 warrants expired unexercised, and a total of 1,650,000 warrants were issued to various parties involved with investment into the Company or consulting to the Company.

NOTE 9 - INCOME TAXES

Through September 30, 1999, the Companies have sustained net operating loss carryforward totaling approximately $2,336,951 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

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

In May 1997, the Securities and Exchange Commission filed civil charges against the Company and its President alleging various violations of securities regulations. In the quarter ended March 31, 1999, the Company and its President settled the matter, and the lawsuit has been dismissed.

Subsequent to the Quarter ended March 31, 1999, the Company has entered into a Letter of Intent to acquire Maverick Drilling Company, Inc., an Austin, Texas based drilling company. Terms have not been disclosed, and the viability and continued pursuit of the transaction is under review by the Board of Directors.

In the fiscal year ended June 30, 1999, the Company completed the drilling of two exploratory wells in Pakistan, both of which proved to be non-commercial and were plugged and abandoned. The Company is currently conducting extensive geological and geophysical review to determine its next planned drillsite on the concession, scheduled for drilling in early 2000.