Form 10-Q
period 1999-12-31
AMERICAN ENERGY GROUP LTD
filed 2000-02-14
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended:  DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _________________ to _________________


Commission File Number:  0-26402


                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

 NEVADA                                                         87-0448843
(state or other jurisdiction of                                IRS Employer
 incorporation or organization)                           Identification Number)

               P O BOX 489 SIMONTON, TEXAS               77476
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                            33,314,222 COMMON SHARES

SEC Form 10-Q
The American Energy Group, LTD.                                      Page 1 of 9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company has included herewith the unaudited consolidated financial statements for the three months ended December 31, 1999 and 1998, presented with the audited consolidated financial statements for the twelve months (Fiscal
Year) ended June 30, 1999. In the opinion of management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION
The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

As of December 31, 1999, the Company was engaged in its principal activity of developmental drilling of new wells and reworking operations on existing wells situated on its Texas oil and gas properties. The Company, through its wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan, but activities during the quarter in connection with the Pakistan concession were limited to preparations for drilling activities which will not occur until calendar year 2000, subject to obtaining additional financing for the project. (See "PAKISTAN OPERATIONS")

Historically, the Company has financed all of its operations and the operations of its subsidiaries with the proceeds of loans and the sale of privately placed securities. While the Company currently has an increasing revenue stream from the sale of oil produced from its Texas properties, outside funds derived from future loans, sales of securities or other outside sources will be necessary to generate the working capital needed for continued development of both its domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to complete the development of these properties. (See " EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes,

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 2 of 9
exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax.

TEXAS GULF COAST OPERATIONS

The Company currently owns and operates a total of 105 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the three (3) months ending December 31, 1999, the Company, through its operating subsidiary, The American Energy Operating Corp., drilled and successfully completed one (1) new developmental well in the Blue Ridge Field. A second developmental well in the Blue Ridge Field was commenced prior to the end of the quarter but has not yet been completed.

In addition to new developmental wells already drilled by the Company and additional wells which management anticipates will be drilled in the future, the Company has continued its ongoing efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the quarter ended December 31, 1999, an average of twenty-six (26) of the Company's 105 wells were producing daily with varying production ranging from 2 barrels per day to 55 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Moderate increases in the overall daily production rate occurred throughout the quarter as a result of field work in progress. Quoted oil prices during the quarter were as high as $27.00 per barrel and sales of oil by the Company during the quarter averaged $22.67 per barrel net of severance taxes assessed by the State of Texas.

Management anticipates that its domestic fields will continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. Management believes that such steadily increasing domestic production in an environment of favorable oil prices will facilitate the generation of a portion of the operating capital necessary to maintain its ongoing reactivation and development programs. However, management believes that the Company must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level, because several of the Texas leases require continuous development at specified time intervals. Generally, the failure to comply with these time sensitive development obligations will result in the automatic forfeiture of the undeveloped portions of the particular lease. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

PAKISTAN OPERATIONS

In the initial four years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $8.0 Million in acquisition, geological, seismic, drilling and associated costs. Hycarbex-American Energy, Inc. has drilled three exploratory wells on the Jacobabad concession to date without achieving a commercial discovery, but has encountered natural gas shows in all three wells. Hycarbex suspended operations on one well

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 3 of 9
pending further testing, plugged one well due to mechanical and downhole difficulties while drilling, and plugged a second well due to contact with natural gas containing a high content of hydrogen sulfide and carbon dioxide. The plugging and abandonment of the David #1A well in the spring of 1999 due to the contact with hydrogen sulfide and carbon dioxide triggered a requirement under the exploration license that a substitute well be drilled. Upon the company's request, the Government of Pakistan has extended the commencement deadline for the replacement well to June 1, 2000, subject to continued compliance with all other license requirements. The Company's technical team is evaluating the geological and geophysical data derived from these wells to optimize the selection of future drillsites on the approximate one million acres (fifteen hundred square miles) comprising the concession. Based upon the preliminary testing of the initial well drilled in 1998, the Kharnhak #1, and the geological information obtained while drilling the second and third exploratory wells, management believes that further drilling and testing in Pakistan is warranted.

The Company has on deposit in its Pakistan bank account, as a reserve, certain cash funds for application to the future costs incurred in connection with the required replacement well to be drilled in calendar 2000. The funds on deposit are insufficient to cover the anticipated costs of drilling and completing the well and must be supplemented by funds from outside loans and/or private sales of securities. Management's efforts to raise the necessary capital during the quarter ended December 31, 1999 were unsuccessful. In the event that continued capital raising efforts are unsuccessful within the current fiscal quarter, the company will not have sufficient funds to meet its current proposed Pakistan exploration schedule. Such a lack of funds would likely cause the Company to default on its drilling obligations, resulting in the forfeiture of the Concession due to non-performance. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

RESULTS OF OPERATIONS

REVENUES AND NET OPERATING PROFITS

In the quarter ended December 31, 1999, the Company incurred a net operating profit of $175,330, with oil and gas sales of $476,763 as compared to a net operating loss of $248,883 on oil and gas sales of $107,724 in the prior fiscal year's quarter ended December 31, 1998. This reflects an increase of approximately Three Hundred Forty Percent (340%) in revenues and an increase of approximately $424,213 in net operating profit in comparison with the prior year's quarter ending December 31, 1998.

The increases noted above resulted from the increases in barrels of oil sold from the Company's Texas properties at prices which were on the average, double the price obtained in the quarter ending December 31, 1998. The average price per barrel of oil sold by the Company in the quarter ending December 31, 1998, was $11.28, as compared to $22.67 per barrel in the quarter ending December 31, 1999.

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 4 of 9

OIL SALES

During the quarter ending December 31, 1999, the Company sold 20,058 barrels of oil net to the Company's interest. The Company's net barrels of sales generated $476,763 and reflects an average daily sales of 218 net barrels of oil per day ("BOPD"); net after deducting landowner royalties. This is a one hundred and nine (109%) percent increase in net oil sales when compared with net oil sales in the quarter ending December 31, 1998 of 9,550 barrels, or equivalent to 104 BOPD.

COMPARISON TO PREVIOUS QUARTER ENDED SEPTEMBER 30, 1999

As compared with the prior quarter ending September 30, 1999 in the current fiscal year, the Company realized a fifty one (51%) percent increase in revenues from oil sales, as well as an average net oil price increase of seventeen (17%) percent, or $3.29 per barrel. Net operating profit increased from $20,550 in the prior quarter ending September 30, 1999 to $175,330, reflecting a net increase of Seven Hundred and Fifty Three (753 %) Percent in net operating profits from the prior quarter.

NET INCOME

The Company, with the inclusion of other income, foreign and domestic administrative expenses, and including interest, reported a net profit of $178,071 in the quarter ended December 31, 1999, versus a net loss of $244,480 in the prior fiscal year's quarter ended December 31, 1998 and versus a net profit of $20,607 in the quarter ended September 30, 1999. Net income increased by $422,551 from the prior year's comparative quarter, and by $157,464 from the prior quarter in the current fiscal year. Increases in net daily production and oil sale prices were the major contributing factors.

TOTAL ASSETS/SHAREHOLDER'S EQUITY

In the quarter ended December 31, 1999, Total Assets of the Company increased to $24,501,692, In the quarter ended September 30, 1999, Total Assets were $24,144,598. Net Shareholders Equity increased to $21,733,510 as of December 31, 1999, from $21,481,116 as of September 30, 1999. This increase is attributed to the sale of common stock combined with net income.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

During the quarter ended December 31, 1999, the Company raised $100,000.00 in working capital from the private sale of 133,334 shares of restricted common stock. The net proceeds from this transaction were predominantly applied to the Company's domestic drilling efforts during the quarter.

On October 12, 1999, Pakistani military troops seized control of state run television and radio stations and major airports throughout the country following what certain media reports described as a surprise dismissal of the Army Chief of Staff, General Pervaiz Musharraf. Subsequently, the Government was dismissed, the constitution was suspended, and the country was placed under martial law. Subsequent to these governmental changes, the Minister and the Secretary of the Ministry of Petroleum and Natural Resources were replaced. It is uncertain whether these changes or any future changes within the Ministry or other governmental posts will have a material affect, adverse or otherwise, upon the

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 5 of 9

Company's holdings and proposed operations in Pakistan. Given the recent political events and the instabilities inherent in the current political climate, there can be no assurance that additional political and economic changes will not take place which materially adversely affect, or alternatively, jeopardize the continuation of the Company's holdings and proposed operations in Pakistan.

The Company's wholly owned subsidiary, Hycarbex-American Energy, Inc. has been granted an extension until June 1, 2000 for the drilling of a substitute well on its Pakistan Concession. The requirement for a substitute well was brought about when the Company plugged and abandoned its David #1A well in the Spring of 1999 after encountering carbon dioxide and dangerous levels of hydrogen sulfide gas. The extension is conditioned upon the Company's compliance with all other requirements of the exploration license, including the requirement that a minimum of $1,100,000 be maintained on deposit in its Pakistan operating account toward the anticipated costs associated with the drilling of the substitute well, as well as an additional $1,100,000 for the anticipated costs of the next exploration well required by the exploration license. Hycarbex has not complied with these deposit requirements because of a lack of funds and efforts to raise the funds to date through loans, equity placements or other means have been unsuccessful. Under the applicable local rules pertaining to petroleum concessions, the Government of Pakistan can revoke the exploration license for any material breach which is not cured within sixty days of written notice of noncompliance. Hycarbex has not received a notice of default as of the date of this report. Since the Company does not have the present ability to satisfy the deposit requirement, a notice of default from the Pakistan Government could only be cured by successfully raising the necessary funds from a sale of securities, a sale of assets, or outside sources within the sixty day period. A failure to make the required deposits after a default notice from the Pakistan Government would likely result in a forfeiture of the exploration license and a loss of the concession. Even absent a notice of default regarding the unfulfilled deposit requirements, the exploration license will likely be revoked and the concession lost if Hycarbex is unable to comply with the June 1, 2000 drilling deadline for the replacement well. Upon any revocation of the license, hycarbex would remain liable to the Pakistan Government for liquidated damages equal to the required deposit amounts.

The Company's deficient cash position is critical given the current deposit requirements in Pakistan and given the ongoing continuous development requirements under certain of its Texas leases. Management intends to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet its anticipated near term needs. In conjunction with these efforts, the Company has retained an investment banking firm to assist in these efforts. There can be no assurance that these efforts will prove successful. In the event that capital raising efforts by the Company are unsuccessful, the likely effects would be a loss of the Pakistan concession and a slowdown or postponement of scheduled reactivation and development activities on its Texas properties.

The Company incurred certain long term debt in the amount of $1,500,000 in the quarter ended September 30, 1999. A contractual provision within the lending document required the Company to initiate a registration with the Securities & Exchange Commission of the underlying common shares by December 16, 1999. The Company has not complied with this registration requirement, triggering a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is accomplished. The company has elected to pay the penalty sum in common stock as permitted in the lending documents and will continue to incur this monthly penalty until the registration is completed.

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 6 of 9

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which was believed to have been fraudulently obtained prior to the acquisition by The American Energy Group, Ltd. in 1994. The case is styled The American Energy Group. Ltd. v. Douglas E, Brown, et. al., C.A. No. H97-2450, in the United States District Court, Southern District of Texas, Houston, Division. The Company subsequently reached a settlement with all except three of the defendants. The litigation proceeded against three defendants after the settlement, representing in excess of 400,000 shares of common stock which the Company believes to have been fraudulently obtained. Subsequent to the end of the quarter, the Company obtained a judgment against one of the three defendants and favorable settlements with the other two remaining defendants which collectively result in a rescission of a majority of the disputed shares. The Company is in the process of dismissing this litigation based upon such results.

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

ITEM 2. CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending December 31, 1999, is provided below:

COMMON STOCK

A net increase of 133,334 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock to 33,314,222 shares in the following manner:

During the quarter ended December 31,1999, one individual purchased a total of 133,334 shares of common stock of the Company at a purchase price of $0.75 per share. The Company received $100,000 in proceeds in this transactions. The Company believes that the person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase of these securities of the Company, and that the person was knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. The certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 7 of 9

CONVERTIBLE PREFERRED STOCK

In the quarter ended December 31, 1999, the number of outstanding Convertible Preferred shares (Blocks A through E) totaled 41,500 shares on the basis of five Common shares for each one convertible preferred share (see Common Stock). The remaining Block A through E Convertible Preferred shares, if converted, would require issuance of an additional 207,500 shares of Common Stock. Block F Convertible Preferred totaled 400,000 shares, convertible into 400,000 shares of Common Stock. All Convertible Preferred shares, if converted to common stock, would require the issuance of 607,500 shares of Common Stock.

WARRANTS

Outstanding warrants or options as of September 30,1999 totaled 11,000,000, ranging in exercise price from $1.00 to $5.31 per share and in term from one year to seven years. The net increase by 100,000 warrants to 11,100,000 warrants outstanding during the quarter is as a result of (i) no warrants being exercised, (ii) a total of 1,500,000 warrants expiring unexercised and (iii) a total of 1,600,000 warrants being issued to one party described below:

In the quarter ended December 31, 1999, a total of 1,600,000 warrants were issued to an individual in conjunction with the sale of 400,000 Convertible Preferred Shares. These Warrants are exercisable on the basis of one share of Common Stock for each Warrant, at exercise prices of $1.00 per share for a five year period beginning September 17, 1999. The Company believes that the person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities of the Company. In such capacity they were knowledgeable about the Company's operations and financial condition. These transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
        Not Applicable


ITEM 5. OTHER INFORMATION

Subsequent to the quarter ended December 31, 1999, Gerald N. Agranoff resigned as an officer and director of the Company. The Board vacancy was filled on February 9, 2000 by the appointment of Georg von Canal for the unexpired portion of Mr. Agranoff's term.

SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 8 of 9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (a)  EXHIBITS
           The Consolidated Financial Statements dated December 31, 1999 and 1998 (unaudited), and June 30, 1999 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)  REPORTS ON FORM 8-K
           NONE

                                                 SIGNATURES

                                                 THE AMERICAN ENERGY GROUP, LTD.

2/7/2000                                                     B/J/S
                                                 Bradley J. Simmons, President

2/7/2000                                                     L/F/G
                                                 Linda F. Gann, Secretary
SEC Form 10-Q
The Amercan Energy Group, Ltd.              12/31/99                 Page 9 of 9

                                    EXHIBIT A

                 TO FORM 10-Q FOR PERIOD ENDED DECEMBER 31, 1999




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                     DECEMBER 31, 1999 AND 1998 (UNAUDITED)

                           AND JUNE 30, 1999 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            December 31, 1999      June 30, 1999
                                               (Unaudited)           (Audited)
                                            -----------------      ------------

ASSETS

CURRENT ASSETS
      Cash .............................       $    580,182        $  1,196,566
      Receivables ......................            163,927              73,166
      Receivables - related party ......                  0               1,626
      Investments ......................                180                 420
      Other current assets .............             19,201              13,602
                                               ------------        ------------

      Total Current Assets .............            763,490           1,285,380
                                               ------------        ------------

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
      Properties being amortized .......         15,497,581          14,388,253
      Properties not subject
        to amortization ................          8,550,577           7,913,414
      Accumulated amortization .........           (592,785)           (437,450)
                                               ------------        ------------

      Net Oil and Gas Properties .......         23,455,373          21,864,217
                                               ------------        ------------

PROPERTY AND EQUIPMENT
      Drilling and related equipment ...            406,778             384,679
      Vehicles .........................            139,801             155,811
      Office equipment .................             48,933              48,933
      Less: Accumulated depreciation ...           (317,783)           (287,682)
                                               ------------        ------------

      Net Property and Equipment .......            277,729             301,741
                                               ------------        ------------

OTHER ASSETS
      Deposits and other assets ........              5,100               5,100
                                               ------------        ------------

      Total Other Assets ...............              5,100               5,100
                                               ------------        ------------

TOTAL ASSETS ...........................       $ 24,501,692        $ 23,456,438
                                               ============        ============

                   THE ACCOMPANYING NOTE ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                December 31, 1999  June 30, 1999
                                                   (Unaudited)       (Audited)
                                                -----------------  -------------


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
      Accounts payable ..........................     1,045,808       1,299,152
      Accrued liabilities .......................       290,419         250,233
      Lease obligations - current ...............         4,320           4,078
      Notes payable - current ...................       323,456         324,347
                                                   ------------    ------------

      Total Current Liabilities .................     1,664,003       1,877,810
                                                   ------------    ------------

LONG-TERM LIABILITIES
      Capital lease obligations .................         4,179           8,725
      Notes payable and long-term debt ..........     1,100,000         207,401
                                                   ------------    ------------

      Total Long-Term Liabilities ...............     1,104,179         216,126
                                                   ------------    ------------

      Total Liabilities .........................     2,768,182       2,093,936
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
      Convertible preferred stock
      par value $.001 per share
      authorized 20,000,000 shares
      issued and outstanding
      At June 30, 1999: 101,996 shares
      At December 31, 1999:  441,500 shares .....           442             102

      Common stock, par value $.001
      per share, authorized: 80,000,000
      shares, issued and outstanding:
      At June 30, 1999:  32,878,388 shares
      At December 31, 1999:  33,314,222 shares ..        33,314          32,878

      Paid in excess of par value ...............    23,858,634      23,687,080


      Accumulated deficit .......................    (2,158,880)     (2,357,558)
                                                   ------------    ------------


      Net Shareholders' Equity ..................    21,733,510      21,362,502
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .........................................  $ 24,501,692    $ 23,456,438
                                                   ============    ============

                   THE ACCOMPANYING NOTE ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 DECEMBER 31,                    DECEMBER 31,
                                             1999            1998            1999            1998
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                          ---------       ---------       ---------       ---------
REVENUES
      Oil and gas sales ............      $ 476,763       $ 107,724       $ 792,475       $ 160,295
      Lease operating and production
       costs .......................        181,204          83,501         341,108         129,105
                                          ---------       ---------       ---------       ---------

         Gross Profit ..............        295,559          24,223         451,367          31,190
                                          ---------       ---------       ---------       ---------

OTHER EXPENSES
      Legal and professional fees ..         42,312         191,331         122,953         261,638
      Administrative salaries ......         24,150          25,500          41,400          43,525
      Office overhead expense ......         10,594          13,013          23,827          33,995
      Franchise Taxes ..............         18,000           7,500          18,000           7,500
      Depreciation .................          5,349           4,127           8,730           8,254
      General and administrative
       expense .....................         19,824          31,635          40,577          59,036
                                          ---------       ---------       ---------       ---------

         Total Other Expenses ......        120,229         273,106         255,487         413,948
                                          ---------       ---------       ---------       ---------

NET OPERATING PROFIT (LOSS) ........        175,330        (248,883)        195,880        (382,758)
                                          ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE)
      Interest income ..............          3,393           6,136           8,076          21,172
      Loss on investments ..........              0          (1,073)              0          (3,373)
      Loss on asset sales ..........              0               0          (4,416)              0
      Interest expense .............           (652)           (660)           (862)         (2,106)
                                          ---------       ---------       ---------       ---------

         Net Other Income (Expenses)          2,741           4,403           2,798          15,693
                                          ---------       ---------       ---------       ---------

NET INCOME (LOSS) BEFORE TAX .......        178,071        (244,480)        198,678        (367,065)

      Federal Income Tax ...........              0               0               0               0
                                          ---------       ---------       ---------       ---------

NET INCOME (LOSS) FOR PERIOD .......      $ 178,071       ($244,480)      $ 198,678       ($367,065)
                                          =========       =========       =========       =========

EARNINGS (LOSS) PER SHARE ..........      $   0.005       ($  0.008)      $   0.006       ($  0.012)
                                          =========       =========       =========       =========

                   THE ACCOMPANYING NOTE ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               SIX MONTHS        SIX MONTHS
                                                                 ENDED             ENDED
                                                              DECEMBER 31       DECEMBER 31
                                                                  1999              1998
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) ....................................      $   198,678       $  (367,065)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization ........................          185,436            99,376
  Less amount capitalized to oil & gas properties ......          (21,371)          (24,808)
  (Increase) decrease in receivables ...................          (89,135)          (19,571)
  (Increase) decrease in deposits and other assets .....              240          (206,442)
  (Increase) decrease in other current assets ..........           (5,599)            2,960
  (Increase) decrease in restricted cash ...............                0        (1,020,100)
  Increase (decrease) in accounts payable ..............         (253,344)       (1,727,548)
  Increase (decrease) in accrued liabilities and
    other current liabilities ..........................           40,186            (7,767)
                                                              -----------       -----------

     Cash Provided by (Used in) Operating Activities ...           55,091        (3,270,965)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ..............       (1,743,600)       (1,177,898)
  Proceeds from the sale of equipment ..................           10,000             --
  Expenditures for other property and equipment ........           (6,089)          (40,126)
                                                              -----------       -----------

     Cash Provided By (Used in) Investing Activities ...       (1,739,689)       (1,218,024)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ..............................        1,100,000             --
  Proceeds from the issuance of common stock ...........          100,000         1,905,000
  Expenditures for offering costs ......................         (327,673)            --
  Proceeds from the issuance of convertible
    voting preferred stock .............................          400,000             --
  Payments on notes payable and long-term liabilities ..         (204,113)          (68,740)
                                                              -----------       -----------

     Cash Provided By (Used in) Financing Activities  ..        1,068,214         1,836,260
                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH ........................         (616,384)       (2,652,729)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ..........        1,196,566         3,214,205
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS END OF PERIOD ................      $   580,182       $   561,476
                                                              ===========       ===========

                   THE ACCOMPANYING NOTE ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JUNE 30, 1999 THROUGH DECEMBER 31, 1999


                                                                         CONVERTIBLE VOTING           CAPITAL IN
                                           COMMON STOCK                   PREFERRED STOCK              EXCESS OF       ACCUMULATED
                                      SHARES          AMOUNT          SHARES           AMOUNT          PAR VALUE         DEFICIT
                                   ------------    ------------    ------------     ------------     ------------     ------------
Balance,  June 30, 1998 .........    32,878,388    $     32,878         101,996     $        102     $ 23,687,080     $ (2,357,558)
                                   ============    ============    ============     ============     ============     ============

Convertible preferred stock issed
  for cash @ $1.00 per share ....          --              --           400,000              400          399,600             --

Common stock issued upon
  conversion of preferred shares        302,500             302         (60,496)             (60)            (241)            --

Offering costs related to the
  issuance of comon stock .......          --              --              --               --           (301,994)            --

Net income for the quarter
  ended September 30, 1999 ......          --              --              --               --               --             20,607
                                   ------------    ------------    ------------     ------------     ------------     ------------

Balance,  September 30, 1999 ....    33,180,888    $     33,180         441,500     $        442     $ 23,784,445     $ (2,336,951)
                                   ============    ============    ============     ============     ============     ============

Common stock issued for cash
  at $0.75 per share ............       133,334             134            --               --             99,866             --

Offering costs related to the
  issuance of comon stock .......          --              --              --               --            (25,677)            --

Net income for the quarter
  ended December 31, 1999 .......          --              --              --               --               --            178,071
                                   ------------    ------------    ------------     ------------     ------------     ------------

Balance,  December 31, 1999 .....    33,314,222    $     33,314         441,500     $        442     $ 23,858,634     $ (2,158,880)
                                   ============    ============    ============     ============     ============     ============

                   THE ACCOMPANYING NOTE ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 1999


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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1999 was $52,842 . No interest was capitalized during the three & six months ended December 31, 1999. In addition, depreciation capitalized during the year ended June 30, 1999 totaled $51,339. Depreciation capitalized during the quarters ended December 31, 1999, and September 30, 1999 was $15,649 and $5,772, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1999, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $133,523 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1999 and for the quarters ended December 31, 1999 and September 30, 1999, was $88,759 and $66,756, respectively, on proved and impaired or abandoned properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. PROPERTY AND EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the three and six months ended December 31, 1999, the Companies incurred total depreciation expense of $30,100 of which $15,649 and $5,772, respectively, was capitalized as costs of oil and gas properties.

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


REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999 AND JUNE 30, 1999


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1999 and December 31, 1999:

                                                           DECEMBER 31        JUNE 30
                                                              1999             1999
                                                           -----------      -----------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter until
paid in full; secured by certain oil and gas property
and equipment ........................................     $   320,182      $   539,404

Note payable to individual secured by certain oil and
gas properties of the Company, payable March 17, 2003,
bearing no interest, payable at face value of note of
$1,500,000 at time of payment ........................     $ 1,100,000             $-0-

8.5% note payable to a financial institution due in
monthly installments of $950 for 36 months; secured
by two vehicles ......................................     $       -0-      $     9,069

7% notes payable, due September 15, 1995,
secured by working interest in oil and gas properties           38,117           38,117
                                                           -----------      -----------

Total notes payable and long-term debt ...............     $ 1,458,299      $   586,590
                                                           -----------      -----------
Less: Unamortized discount ...........................         (34,843)         (54,842)
                                                           -----------      -----------
Net notes payable and long-term debt .................     $ 1,423,456      $   531,748
Less: Current portion of notes payable
and long-term debt ...................................        (323,456)        (324,347)
                                                           -----------      -----------
Long-Term Liabilities ................................     $ 1,100,000      $   207,401
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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND JUNE 30, 1999


NOTE 5 - CAPITAL LEASE OBLIGATIONS ( CONTINUED)

           Year ending June 30
           2000         $2,056
           2001         $3,355
           2002         $3,355
           2003         $2,278
           2004         $  -0-
                        ------
                       $11,044

           Total minimum lease commitments .......................    $ 11,044
           Less: Executory costs (such as taxes and insurance)
                 included in capital lease payments ..............        (525)
                                                                      --------
           Net minimum lease payments ............................      10,519
           Less: Amount representing interest ....................      (2,020)
                                                                      --------
           Total Capital Lease Obligations .......................       8,499
           Current Portion .......................................      (4,320)
                                                                      --------
           Long Term Portion .....................................    $  4,179
                                                                      ========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

During the quarter ended September 30,1999, the Company's issued 400,000 shares of Block F convertible preferred stock, for which the Company received $400,000. Each share is convertible into one share of common stock of the Company. No further Preferred shares were issued in the quarter ended December 31, 1999.

The number of outstanding Convertible Preferred (Block A-E) shares totaled 41,500 shares All remaining Convertible Preferred shares in all classes, if converted, would require issuance of an additional 607,500 shares of Common Stock

NOTE 7- COMMON STOCK

During the quarter ended September 30, 1999, a net increase of 133,334 shares of Common Stock of the Company was incurred through private sale of common stock. (See Consolidated Statement of Stockholders Equity). This addition brings total outstanding Common Stock to 33,314,222 shares.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND JUNE 30, 1999


NOTE 8- COMMON STOCK WARRANTS

As of the quarter ended September 30, 1999, outstanding warrants totaled 11,000,000. Total outstanding warrants as of December 31,1999 had increased by 100,000 warrants to 11,100,000, ranging in exercise price from $1.00 to $5.31 per share and in term from one year to seven years.

NOTE 9 - INCOME TAXES

Through December 31, 1999, the Companies have sustained net operating loss carryforward totaling approximately $2,158,880 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

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

In the fiscal year ended June 30, 1999, the Company completed the drilling of two exploratory wells in Pakistan, both of which proved to be non-commercial and were plugged and abandoned. The Company is currently conducting extensive geological and geophysical review to determine its next planned drillsite on the concession, scheduled for drilling, subject to the ability to obtain additional financing, in mid 2000.