Form 10-Q
period 2000-03-31
AMERICAN ENERGY GROUP LTD
filed 2000-05-12
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended             MARCH 31, 2000
                              ------------------------------------------


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                      to
                                --------------------  --------------------------

Commission File Number:                         0-26402
                         -------------------------------------------------------


                         THE AMERICAN ENERGY GROUP, LTD.
--------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                            34,928,895 COMMON SHARES

SEC Form 10-Q
The American Energy Group, LTD.                                     Page 1 of 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The Company has included herewith the unaudited consolidated financial statements for the three and nine months ended March 31, 2000 and 1999, presented with the audited consolidated financial statements for the twelve months (Fiscal Year) ended June 30, 1999. In the opinion of management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION
The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

As of March 31, 2000, the Company was engaged in its principal activity of developmental drilling of new wells and reworking operations on existing wells situated on its Texas oil and gas properties. The Company, through its wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan, but activities during the quarter in connection with the Pakistan concession were limited to preparations for drilling activities which will not occur until mid to later in year 2000, subject to obtaining additional financing for the project. (See "PAKISTAN OPERATIONS")

Historically, the Company has financed all of its operations and the operations of its subsidiaries with the proceeds of loans and the sale of privately placed securities. While the Company currently has an increasing revenue stream from the sale of oil produced from its Texas properties, outside funds derived from future loans, sales of securities or other outside sources will be necessary to generate the working capital needed for continued development of both its domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to complete the development of these properties. Additionally, the Company has entered into an agreement with Northern Lights Energy, Ltd. to sell all of the Texas oil and gas leases, equipment and the stock of its operating subsidiary for four million dollars, which agreement is subject to both satisfactory due diligence by the purchaser and approval by the Company's shareholders. If such a sale is consummated, certain of the sale proceeds will be utilized for development of Pakistan concession but the Company's sole source of revenues from existing operations would terminate with the sale. Subsequent to such a sale, the funding of ongoing operations could only be accomplished by utilizing a cash reserve from the sale proceeds or funds derived from future loans, sales of securities or other outside sources. (See " EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax. In the event the anticipated sale of the Texas oil and gas leases is consummated, the Company will realize a net loss on its books of $11,643,873 based upon the difference between the book value of the assets to be sold of $15,643,873 and the sale price of $4,000,000. The Company's financial statements currently reflect $8,428,554 in capitalized costs related to the Pakistan concession.

TEXAS GULF COAST OPERATIONS

The Company currently owns and operates a total of 107 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the three (3) months ending March 31, 2000, the Company, through its operating subsidiary, The American Energy Operating Corp., drilled and successfully completed one (1) new developmental well in the Blue Ridge Field.

In addition to new developmental wells already drilled by the Company, the Company continued its ongoing efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the quarter ended March 31, 2000, an average of twenty-eight (28) of the Company's 107 wells were producing daily with varying production ranging from 2 barrels per day to 55 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Moderate increases in the overall daily production rate occurred throughout the quarter as a result of field work in progress. Quoted oil prices during the quarter, at one point, exceeded $30.00 per barrel and sales of oil by the Company during the quarter averaged $27.38 per barrel.

During the quarter ended March 31, Management initiated negotiations with interested parties for the sale of the Texas oil and gas leases in order to focus its exploration activities on its Pakistan concession and in order to raise a portion of the working capital necessary to continue such activities. Subsequent to the end of the quarter and after consideration of the relative terms of a number of verbal and written offers to purchase these assets, the Company entered into an agreement to sell for four million dollars all of the Texas oil and gas leases, Texas-based equipment and the stock of its operating subsidiary, The American Energy Operating Corp. to Northern Lights Energy, Ltd. The anticipated sale of the Texas oil and gas leases would eliminate the Company's current source of operating revenues, as previous exploration activities by the Company on its Pakistan concession were unsuccessful.

In the event that the Texas oil and gas leases are not sold in the near term, management anticipates that its domestic fields will continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. Management believes that such steadily increasing domestic production in an environment of favorable oil prices would facilitate the generation of a portion of the operating capital necessary to maintain its ongoing reactivation and development programs. However, if these oil and gas leases are not sold, as anticipated, management believes that the Company must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level, because several of the Texas leases require continuous development at specified time intervals. Generally, the failure to comply with these time sensitive development obligations will result in the automatic forfeiture of the undeveloped portions of the particular lease. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

PAKISTAN OPERATIONS

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

The Company has on deposit in its Pakistan bank account, as a reserve, certain cash funds for application to the future costs incurred in connection with the required replacement well to be drilled in calendar 2000. The funds on deposit are insufficient to cover the anticipated costs of drilling and completing the well and must be supplemented by additional funds. Management's efforts to raise the necessary capital during the quarter ended March 31, 2000 were unsuccessful. Subsequent to March 31, 2000, the Company entered into an agreement to sell its Texas oil and gas leases, equipment and the stock of its operating subsidiary for four million dollars. The consummation of the sale is subject to satisfactory due diligence on the part of the purchaser and shareholder approval. However, upon execution of the agreement the purchaser paid $500,000 to the Company for its immediate use in Pakistan. Given the current June 1 drilling deadline of the next well to be drilled on the Pakistan concession, additional capital is required in order to meet the anticipated costs associated with drilling this well. In the event that continued capital raising efforts are unsuccessful within the current fiscal quarter, the company will not have sufficient funds to meet the current Pakistan exploration requirements in a timely manner. Such a lack of funds could cause the Company to default on its drilling obligations, resulting in the forfeiture of the Concession due to non-performance. If the drilling deadline is extended by the Pakistan Government, the closing proceeds from the sale of the Texas oil and gas leases would provide the capital to commence this required well. There can be no assurance, however, that such an extension can be obtained or that the sale of the Texas assets will be consummated. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

RESULTS OF OPERATIONS

REVENUES AND NET OPERATING PROFITS

In the quarter ended March 31, 2000, the Company incurred a net operating profit of $218,055, with oil and gas sales of $507,965 as compared to a net operating loss of $182,681 on oil and gas sales of $85,614 in the prior fiscal year's quarter ended March 31, 1999. This reflects an increase of Four Hundred Ninety Three Percent (493%) in revenues and an increase of approximately $400,736 in net operating profit in comparison with the prior year's quarter ending March 31, 1999.

The increases noted above resulted from the increases in barrels of oil sold from the Company's Texas properties at prices which were on the average, double the price obtained in the quarter ending March 31, 2000. The average price per barrel of oil sold by the Company in the quarter ending March 31, 1999, was $11.76, as compared to $27.38 per barrel in the quarter ending March 31, 2000.

OIL SALES

During the quarter ending March 31, 2000, the Company sold 18,551 barrels of oil net to the Company's interest. The Company's net barrels of sales generated $507,965 and reflects an average daily sales of 204 net barrels of oil per day ("BOPD"); net after deducting landowner royalties.

COMPARISON TO PREVIOUS QUARTER ENDED DECEMBER 31, 1999

As compared with the prior quarter ending December 31, 1999 in the current fiscal year, the

Company realized a six and one half (6.5%) percent increase in revenues from oil sales, as well as an average net oil price increase of sixteen (16%) percent, or $3.61 per barrel. Net operating profit increased from $175,330 in the prior quarter ending December 31, 1999 to $218,055, reflecting a net increase of Twenty Four (24 %) Percent in net operating profits from the prior quarter.

NET INCOME

The Company, with the inclusion of other income, foreign and domestic administrative expenses, and including interest, reported a net profit of $216,318 in the quarter ended March 31, 2000, versus a net loss of $183,868 in the prior fiscal year's quarter ended March 31, 1999 and versus a net profit of $178,071 in the quarter ended December 31, 1999. Net income increased by $400,186 from the prior year's comparative quarter, and by $38,247 from the prior quarter in the current fiscal year. Increases in net daily production and oil sale prices were the major contributing factors.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

In the quarter ended March 31, 2000, Total Assets of the Company increased to $24,729,130, In the quarter ended December 31, 1999, Total Assets were $24,501,692. The portion of the Total Assets attributed to Texas operations is $15,643,873. In the event that the sale of the Texas-based assets is consummated, the Company would realize a loss against book value of $11,643,873. Net Shareholders Equity increased to $21,867,790 as of March 31, 2000, from $21,733,510 as of December 31, 1999.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

On October 12, 1999, Pakistani military troops seized control of state run television and radio stations and major airports throughout the country following what certain media reports described as a surprise dismissal of the Army Chief of Staff, General Pervaiz Musharraf. Subsequently, the Government was dismissed, and the constitution was suspended. Subsequent to these governmental changes, the Minister and the Secretary of the Ministry of Petroleum and Natural Resources were replaced. It is uncertain whether these changes or any future changes within the Ministry or other governmental posts will have a material affect, adverse or otherwise, upon the Company's holdings and proposed operations in Pakistan. Given the recent political events and the instabilities inherent in the current political climate, there can be no assurance that additional political and economic changes will not take place which materially adversely affect, or alternatively, jeopardize the continuation of the Company's holdings and proposed operations in Pakistan.


The Company's wholly owned subsidiary, Hycarbex-American Energy, Inc. has been granted an extension until June 1, 2000 for the drilling of a substitute well on its Pakistan Concession. The requirement for a substitute well was brought about when the Company plugged and abandoned its David #1A well in the Spring of 1999 after encountering carbon dioxide and dangerous levels of hydrogen sulfide gas. The extension is conditioned upon the Company's compliance with all other requirements of the exploration license, including the requirement that a minimum of $1,100,000 be maintained on deposit in its Pakistan operating account toward the anticipated costs associated with the drilling of the substitute well, as well as an additional $1,100,000 for the anticipated costs of the next exploration well required by the exploration license. Hycarbex has not complied with these deposit requirements because of a lack of funds, and efforts to raise the entirety of the funds to date through loans, equity placements or other means have been unsuccessful. An additional $500,000 was deposited in Pakistan subsequent to the end of the quarter. These funds were received upon the execution of the agreement to sell the Texas oil and gas leases for four million dollars. Should such transaction be consummated, the balance of the funds would be paid in cash to the Company and would be applied to discharge the existing liens against these assets, operating expenses and the Pakistan deposit and drilling requirements. Under the applicable local rules pertaining to petroleum concessions, the Government of Pakistan can revoke the exploration license for any material breach which is not cured within sixty days of written notice of noncompliance. Hycarbex has not received a notice of default as of the date of this report. Since the Company does not have the present ability to satisfy the deposit requirement, a notice of default from the Pakistan Government could only be cured by successfully raising the necessary funds from the closing of the sale of the Texas oil and gas leases, a sale of securities, a joint venture arrangement, or outside sources within the sixty day period. A failure to make the required deposits after a default notice from the Pakistan Government could result in a forfeiture of the exploration license and a loss of the concession. The exploration license could also be revoked if Hycarbex is unable to comply with the June 1, 2000 drilling deadline for the replacement well. Upon any revocation of the license, Hycarbex could remain liable to the Pakistan Government for liquidated damages equal to the required deposit amounts.

The Company's deficient cash position is critical given the current deposit requirements in Pakistan and given future development requirements under certain of its Texas oil and gas leases if those leases are not sold in the near future as anticipated. Management intends to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet its anticipated near term needs. In conjunction with these efforts, the Company has retained an investment banking firm to assist in these efforts. There can be no assurance that these efforts will prove successful. In the event that capital raising efforts by the Company are unsuccessful, the likely effects would be the forfeiture of the Pakistan concession and, if the Texas oil and gas leases are not sold, a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

During the Quarter ended March 31, 2000, the Company announced its intention to sell its Texas oil and gas leases in order to focus the Company's activities and resources toward the development of its Pakistan concession and immediately engaged in active negotiations with interested parties. The timing of the decision permits the Company to take advantage of opportunities for a more favorable sale created by recent increases in market prices for oil. Such a sale is expected to provide funds to the Company which will be used to meet the current deposit requirements in Pakistan. Subsequent to the end of the quarter, the Company entered into an agreement with Northern Lights Energy, Ltd. to sell its Texas oil and gas leases for four million dollars after considering the relative terms of a number of verbal and written offers from the interested parties. There can be no assurance that such a sale, if consummated, would generate sufficient cash resources to meet all of the near term capital requirements in Pakistan and it is likely that such cash resources will have to be supplemented by capital from the sale of the Company's securities, loans or other sources. Sale of the Texas leases would also eliminate the Company's ongoing revenue stream which would create the need for a reserve from the sale proceeds or the need for capital from other sources in order to meet near term administrative and operating expenses. The Company does not currently have a line of credit or other credit facility which can meet these needs and there can be no assurance that efforts to sell its securities or raise capital by other means will be successful. The likely result of the failure to sell the Texas oil and gas properties or to raise sufficient capital within the current fiscal quarter to meet the deposit and drilling requirements in Pakistan would be a loss of the concession due to nonperformance.

The book value of the Company's Total Assets is currently at $24,729,130, based upon the full cost method of accounting for the Company's oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "GENERAL INFORMATION" above). The portion of these Total Assets attributed to the Texas oil and gas leases is $15,643,873 and the sum of $8,428,554 has been capitalized in connection with the Pakistan concession. The book value of an oil and gas property which is calculated using the full cost method of accounting does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a finite period. Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves.

The Company has entered into an agreement to sell its oil and gas properties for four million dollars after consideration of a number of competing verbal and written offers. If the sale is consummated, the Company will realize a loss against book value equal to $11,643,873 based upon the difference between the $15,643,873 in book value attributed to these assets and the $4,000,000 sale price.

The Company incurred certain long term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999, which debt is convertible at the option of the holder at the rate of one Common share for each one dollar of principal converted. A contractual provision within the lending documents required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. The Company has not complied with this registration requirement, triggering a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is accomplished. The company has elected to pay the penalty sum in common stock as permitted in the lending documents and will continue to incur this monthly penalty until the registration is completed.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 30,1997, the Company filed a lawsuit in U.S. District Court in Houston, Texas, charging that specific individuals and companies had conspired to manipulate stock of the Company which was believed to have been fraudulently obtained prior to the acquisition by The American Energy Group, Ltd. in 1994. The case is styled The American Energy Group. Ltd. v. Douglas E, Brown, et. al., C.A. No. H97-2450, in the United States District Court, Southern District of Texas, Houston, Division. The Company subsequently reached a settlement with all except three of the defendants. The litigation proceeded against three defendants after the settlement, representing in excess of 400,000 shares of common stock which the Company believes to have been fraudulently obtained. In the quarter ended March 31, 2000, the Company obtained a judgment against one of the three defendants and favorable settlements with the other two remaining defendants which collectively result in a rescission of a majority of the disputed shares. The Company is in the process of dismissing this litigation based upon such results.

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

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending March 31, 2000, is provided below:

COMMON STOCK

A net increase of 1,614,673 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock to 34,928,895 shares in the following manner:


A total of 214,673 shares were issued to a prior investor in conjunction with the Company's deficiency with regard to the registration of the investor's common stock. (SEE EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS)

During the quarter ended March 31, 2000, the entire 400,000-share class of Block F Convertible Preferred Stock was converted into 1,400,000 shares of Common Stock. Due to the price decline in the average closing price of the shares and due to certain conversion adjustment provisions, the shares were converted at better than the anticipated one-for-one basis as described in previous filings.

CONVERTIBLE PREFERRED STOCK

In the quarter ended March 31, 2000, the number of outstanding Convertible Preferred shares (Blocks A through E) totaled 41,500 shares which, pursuant to their terms, are convertible on the basis of five Common shares for each one Convertible Preferred share. The respective conversion dates for each of the Block A through E Convertible Preferred shares have expired. These shares, which are no longer convertible, may be redeemed by the Company, at its election, for $0.50 per share.

All of the 400,000 outstanding Block F Convertible Preferred shares issued during the Quarter ended September 30, 1999, were converted in the Quarter ending March 31, 2000, into 1,400,000 shares of Common Stock.

WARRANTS

Outstanding warrants or options as of December 31,1999 totaled 11,100,000, ranging in exercise price from $1.00 to $5.31 per share and in term from one year to seven years. The net increase by 325,000 warrants to 11,425,000 warrants outstanding during the quarter ended March 31, 2000 is as a result of (i) no warrants being exercised, (ii) no warrants expiring unexercised and (iii) a total of 325,000 warrants being issued to five individuals described below:

A total of 250,000 warrants were issued to new directors. Two new Directors were appointed during the quarter ending March 31, 2000. Each director received 125,000 warrants with an exercise term of seven years, one with an exercise price of $0.75 per share and one with an exercise price of $0.50 per share. The exercise price was determined by using the closing price on the date upon which each individual joined the Board.

Three individuals serve the Company in the capacity of the Disclosure Committee of the Company. Each of these individuals received 25,000 warrants, exercisable at $0.75 per share, with a term of seven years.




ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS
         Not Applicable

ITEM 5. OTHER INFORMATION

In the quarter ended March 31, 2000, Gerald N. Agranoff resigned as an officer and director of the

Company. The Board vacancy was filled on February 9, 2000 by the appointment of Georg von Canal for the unexpired portion of Mr. Agranoff's term.

On March 21, 2000, Don Henrich resigned as a director and was replaced with the appointment by the Board of Charles Valceschini. Mr. Valceschini has been serving in the capacity of President of Hycarbex-American Energy, Inc.

Subsequent to the quarter ended March 31, 2000, Bradley J. Simmons resigned as an officer and director of the Company. Charles Valceschini was appointed to fill Mr. Simmons positions as President of the Company and various subsidiaries, including the above referenced Hycarbex subsidiary. No appointment has been made to fill this vacancy on the Board. In addition, subsequent to the quarter ended March 31, 2000, Mr. Gilbert Torner resigned as a director of the Company. No appointment has been made to fill this vacancy on the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

            (A)         EXHIBITS
                        The Consolidated Financial Statements dated March 31, 2000 and 1999 (unaudited), and June 30, 1999 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

            (b)         REPORTS ON FORM 8-K
                        NONE

                                   SIGNATURES

                                   THE AMERICAN ENERGY GROUP, LTD.

   5/05/2000                                   C/V
-------------------                ------------------------------
                                   Charles Valceschini, President

   5/05/2000                                   L/F/G
-------------------                ------------------------------
                                   Linda F. Gann, Secretary

                                    EXHIBIT A

                  TO FORM 10-Q FOR PERIOD ENDED MARCH 31, 2000


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                       MARCH 31, 2000 AND 1999 (UNAUDITED)

                           AND JUNE 30, 1999 (AUDITED)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           MARCH 31, 2000   JUNE 30, 1999
                                            (UNAUDITED)       (AUDITED)
                                           --------------   -------------
ASSETS

Current Assets
         Cash .........................    $    454,390     $  1,196,566
         Receivables ..................         186,570           73,166
         Receivables - related party ..               0            1,626
         Investments ..................             180              420
         Other current assets .........          10,463           13,602
                                           ------------     ------------

         Total Current Assets .........         651,603        1,285,380
                                           ------------     ------------
OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
         Properties being amortized ...      16,089,871       14,388,253
         Properties not subject
           to amortization ............       8,428,554        7,913,414
         Accumulated amortization .....        (675,980)        (437,450)
                                           ------------     ------------
         Net Oil and Gas Properties ...      23,842,445       21,864,217
                                           ------------     ------------
PROPERTY AND EQUIPMENT
         Drilling and related equipment         384,817          384,679
         Vehicles .....................         139,801          155,811
         Office equipment .............          48,933           48,933
         Less: Accumulated depreciation        (343,569)        (287,682)
                                           ------------     ------------
         Net Property and Equipment ...         229,982          301,741
                                           ------------     ------------
OTHER ASSETS
         Deposits and other assets ....           5,100            5,100
                                           ------------     ------------
         Total Other Assets ...........           5,100            5,100
                                           ------------     ------------
TOTAL ASSETS ..........................    $ 24,729,130     $ 23,456,438
                                           ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                MARCH 31, 2000    JUNE 30, 1999
                                                  (UNAUDITED)       (AUDITED)
                                                --------------    -------------

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
         Accounts payable ....................  $ 1,158,613.00    $1,299,152.00
         Accrued liabilities .................         280,778          250,233
         Lease obligations - current .........           3,020            4,078
         Notes payable - current .............         313,941          324,347
                                                  ------------     ------------
         Total Current Liabilities ...........       1,756,352        1,877,810
                                                  ------------     ------------
LONG-TERM LIABILITIES
         Capital lease obligations ...........           4,988            8,725
         Notes payable and long-term debt ....       1,100,000          207,401
                                                  ------------     ------------
         Total Long-Term Liabilities .........       1,104,988          216,126
                                                  ------------     ------------
         Total Liabilities ...................       2,861,340        2,093,936
                                                  ------------     ------------
SHAREHOLDERS' EQUITY
         Convertible preferred stock
         par value $.001 per share
         authorized 20,000,000 shares
         issued and outstanding
         At June 30, 1999: 101,996 shares
         At March 31, 2000:  41,500 shares ...              42              102

         Common stock, par value $.001
         per share, authorized: 80,000,000
         shares, issued and outstanding:
         At June 30, 1999:  32,878,388 shares
         At March 31, 2000:  34,928,895 shares          34,929           32,878

         Paid in excess of par value .........      23,775,381       23,687,080

         Accumulated deficit .................      (1,942,562)      (2,357,558)
                                                  ------------     ------------
         Net Shareholders' Equity ............      21,867,790       21,362,502
                                                  ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY .....................................    $ 24,729,130     $ 23,456,438
                                                  ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          MARCH 31,                       MARCH 31,
                                                    2000            1999            2000            1999
                                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                 -----------     -----------     -----------     -----------
REVENUES
         Oil and gas sales ..................    $   507,965     $    85,614     $ 1,300,440     $   245,909
         Lease operating and production costs        163,085          84,343         504,193         213,448
                                                 -----------     -----------     -----------     -----------

            Gross Profit ....................        344,880           1,271         796,247          32,461
                                                 -----------     -----------     -----------     -----------

OTHER EXPENSES
         Legal and professional fees ........         42,120          83,360         165,073         344,998
         Administrative salaries ............         20,425          27,900          61,825          71,425
         Office overhead expense ............         10,063          13,807          33,890          47,802
         Franchise taxes ....................         17,000          18,750          35,000          26,250
         Depreciation .......................          3,381           4,127          12,111          12,381
         General and administrative expense .         33,836          36,008          74,413          95,044
                                                 -----------     -----------     -----------     -----------

            Total Other Expenses ............        126,825         183,952         382,312         597,900
                                                 -----------     -----------     -----------     -----------

NET OPERATING PROFIT (LOSS) .................        218,055        (182,681)        413,935        (565,439)
                                                 -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
         Interest income ....................            225               0           8,301          21,172
         Loss on investments ................              0               0               0          (3,373)
         Loss on asset sales ................              0               0          (4,416)         (3,293)
         Interest expense ...................         (1,962)         (1,187)         (2,824)              0
                                                 -----------     -----------     -----------     -----------

            Net Other Income (Expenses) .....         (1,737)         (1,187)          1,061          14,506
                                                 -----------     -----------     -----------     -----------

NET INCOME (LOSS) BEFORE TAX ................        216,318        (183,868)        414,996        (550,933)

         Federal Income Tax .................              0               0               0               0
                                                 -----------     -----------     -----------     -----------

NET INCOME (LOSS) FOR PERIOD ................    $   216,318     ($  183,868)    $   414,996     ($  550,933)
                                                 ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE ...................    $     0.006     ($    0.006)    $     0.012     ($    0.018)
                                                 ===========     ===========     ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS     NINE MONTHS
                                                            ENDED          ENDED
                                                          MARCH 31        MARCH 31
                                                            2000            1999
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) .................................    $   198,678     ($  550,933)
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
  Depreciation and amortization .....................        185,436         158,931
  Less amount capitalized to oil & gas properties ...        (21,371)        (39,165)
  (Increase) decrease in receivables ................        (89,135)        (31,357)
  (Increase) decrease in deposits and other assets ..            240        (191,897)
  (Increase) decrease in other current assets .......         (5,599)          2,960
  (Increase) decrease in restricted cash ............              0        (863,727)
  Increase (decrease) in accounts payable ...........       (253,344)     (1,841,450)
  Increase (decrease) in accrued liabilities and
    other current liabilities .......................         40,186         (19,093)
                                                         -----------     -----------

     Cash Provided by (Used in) Operating Activities          55,091      (3,375,731)
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ...........     (1,743,600)     (2,043,761)
  Proceeds from the sale of equipment ...............         10,000            --
  Expenditures for other property and equipment .....         (6,089)        (68,032)
                                                         -----------     -----------

     Cash Provided By (Used in) Investing Activities      (1,739,689)     (2,111,793)
                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ...........................      1,100,000            --
  Proceeds from the issuance of common stock ........        100,000       3,455,000
  Expenditures for offering costs ...................       (327,673)           --
  Proceeds from the issuance of convertible
    voting preferred stock ..........................        400,000            --
  Payments on notes payable and long-term liabilities       (204,113)        (81,797)
                                                         -----------     -----------

     Cash Provided By (Used in) Financing Activities       1,068,214       3,373,203
                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH .....................       (616,384)     (2,114,321)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .......      1,196,566       3,214,205
                                                         -----------     -----------

CASH AND CASH EQUIVALENTS END OF PERIOD .............    $   580,182     $ 1,099,884
                                                         ===========     ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD JUNE 30, 1999 THROUGH MARCH 31, 2000

                                                                         CONVERTIBLE VOTING            CAPITAL IN
                                           COMMON STOCK                   PREFERRED STOCK              EXCESS OF       ACCUMULATED
                                      SHARES           AMOUNT         SHARES            AMOUNT         PAR VALUE         DEFICIT
                                    ------------    ------------    ------------     ------------     ------------     ------------
Balance,  June 30, 1999 .........     32,878,388    $     32,878         101,996     $        102     $ 23,687,080     ($ 2,357,558)
                                    ============    ============    ============     ============     ============     ============

Convertible preferred stock issed
  for cash @ $1.00 per share ....           --              --           400,000              400          399,600             --

Common stock issued upon
  conversion of preferred shares         302,500             302         (60,496)             (60)            (241)            --

Offering costs related to the
  issuance of common stock ......           --              --              --               --           (301,994)            --

Net income for the quarter
  ended September 30, 1999 ......           --              --              --               --               --             20,607
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance, September 30, 1999 .....     33,180,888    $     33,180         441,500     $        442     $ 23,784,445     ($ 2,336,951)
                                    ============    ============    ============     ============     ============     ============

Common stock issued for cash
  at $0.75 per share ............        133,334             134            --               --             99,866             --

Offering costs related to the
  issuance of common stock ......           --              --              --               --            (25,677)            --

Net income for the quarter
  ended December 31, 1999 .......           --              --              --               --               --            178,071
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance, December 31, 1999 ......     33,314,222    $     33,314         441,500     $        442     $ 23,858,634     ($ 2,158,880)
                                    ============    ============    ============     ============     ============     ============

Offering costs related to the
  issuance of common stock ......           --              --              --               --            (82,038)            --

Common stock issued upon
  conversion of preferred shares       1,400,000           1,400        (400,000)            (400)          (1,000)            --

Common stock issued related
  to private placement provisions        214,673             215            --               --               (215)            --

Net income for the quarter
  ended March 31, 2000 ..........           --              --              --               --               --            216,318
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance,  March 31, 2000 ........     34,928,895    $     34,929          41,500     $         42     $ 23,775,381     ($ 1,942,562)
                                    ============    ============    ============     ============     ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999




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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. ACCOUNTING METHODS

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended June 30, 1999 was $52,842 . No interest was capitalized during the three & nine months ended March 31, 2000. In addition, depreciation capitalized during the year ended June 30, 1999 totaled $51,339. Depreciation capitalized during the quarters ended March 31, 2000, December 31, 1999, and September 30, 1999 was $26,153, $15,649 and $5,772, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 1999, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $133,523 has been recognized in the accompanying consolidated financial statements for the year ended June 30, 1999 and for the quarters ended March 31, December 31, 1999 and September 30, 1999, was $83,195, $88,759 and $66,756, respectively, on proved and impaired or abandoned properties.

The acquisition of Simmons Oil Company, Inc. and it's subsidiaries has been accounted for using the purchase method. Accordingly, the accompanying consolidated financial statements for the period up to the date of acquisition, September 30, 1994, do not include the financial position, results of operations or cash flows of the Simmons companies for those periods.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the three and nine months ended March 31, 2000, the Companies incurred total depreciation expense of $67,682 of which $26,203 and $47,574, respectively, was capitalized as costs of oil and gas properties.

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



REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt as of June 30, 1999 and March 31, 2000:

                                                           MARCH 31         JUNE 30
                                                             2000             1999
                                                          -----------     -----------
Note payable bearing no interest; payable $175,000
the first year and $250,000 annually thereafter until
paid in full; secured by certain oil and gas property
and equipment ........................................    $   270,667     $   539,404

Note payable to individual secured by certain oil and       1,100,000             -0-
gas properties of the Company, payable March 17, 2002,
bearing no interest, payable at face value of note
of $1,500,000 at time of payment .....................

Note payable to corporate officer, unsecured,
payable on demand ....................................         30,000             -0-

8.5% note payable to a financial institution due in
monthly installments of $950 for 36 months; secured
by two vehicles ......................................            -0-           9,069

7% notes payable, due September 15, 1995,
secured by working interest in oil and gas properties          38,117          38,117
                                                          -----------     -----------

Total notes payable and long-term debt ...............    $ 1,438,784     $   586,590
                                                          -----------     -----------
Less: Unamortized discount ...........................        (24,843)        (54,842)
                                                          -----------     -----------
Net notes payable and long-term debt .................    $ 1,413,941     $   531,748
Less: Current portion of notes payable
and long-term debt ...................................       (313,941)       (324,347)
                                                          -----------     -----------
Long-Term Liabilities ................................    $ 1,100,000     $   207,401
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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999


NOTE 5 - CAPITAL LEASE OBLIGATIONS ( CONTINUED)

         Year ending June 30
         2000      $   1,236
         2001      $   3,355
         2002      $   3,355
         2003      $   2,278
         2004      $       0
                  -------------
                   $  10,224

         Total minimum lease commitments ...................    $ 10,224
         Less: Executory costs (such as taxes and insurance)
               included in capital lease payments ..........        (460)
                                                                --------
         Net minimum lease payments ........................       9,764
         Less: Amount representing interest ................      (1,756)
                                                                --------
         Total Capital Lease Obligations ...................       8,008
         Current Portion ...................................      (3,020)
                                                                --------
         Long Term Portion .................................    $  4,988
                                                                ========

NOTE 6 - CONVERTIBLE VOTING PREFERRED STOCK

During the quarter ended March 31, 2000, all of the outstanding 400,000 shares of Block F Convertible Preferred stock were converted into 1,400,000 shares of common stock. There was an adjustment to the original conversion ratio of one share of Common for one share of Convertible Preferred due to the decline in the average closing price over the period in which the shares were to be converted, triggering an increase in the conversion ratio to 3.5 Common shares to one share of Convertible Preferred.

The number of outstanding Convertible Preferred (Block A-E) shares totaled 41,500 shares. The conversion deadline for all of these Block A-E Convertible Preferred shares has passed making them no longer convertible. The Company has the right to redeem these shares for $0.50 per share.


NOTE 7- COMMON STOCK

During the quarter ended March 31, 2000, a net increase of 214,673 shares of Common Stock of the Company was incurred through adjustment to previous private sale of common stock. (See Consolidated Statement of Stockholders Equity). This addition brings total outstanding Common Stock to 34,928,895 shares.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2000 AND JUNE 30, 1999



NOTE 8- COMMON STOCK WARRANTS

As of the quarter ended December 31, 1999, outstanding warrants totaled 11,100,000. Total outstanding warrants as of March 31,2000 had increased by 325,000 warrants to 11,425,000, ranging in exercise price from $1.00 to $5.31 per share and in term from one year to seven years.

NOTE 9 - INCOME TAXES

Through March 31, 2000, the Companies have sustained a net operating loss carryforward totaling approximately $1,942,562 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforward are offset by a valuation allowance of the same amount.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases office space in Simonton, Texas at a monthly cost of $1,033 plus utilities. The lease expires during November 2000 at which time the Company may lease the space on a month-to-month basis at $1,200 per month. In the event of a sale of the Texas based assets, this obligation is expected to be assumed by the Purchaser.

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