Form 10-K
period 2000-06-30
AMERICAN ENERGY GROUP LTD
filed 2000-10-13
CIK 843212

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED June 30, 2000

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

                                 (281) 346-0414
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, par value $0.001
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ]No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date: 44,841,169 Common Shares outstanding as of October 12, 2000.

  The aggregate market value of voting and non-voting common equity held by non-affiliates as of October 12, 2000 was $21, 972,173.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           1

                                Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................    3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................    3

            General Information ...........................................    3

            Texas Gulf Coast Operations ...................................    5

            Pakistan Operations ...........................................    7

            Results of Operations .........................................    8

            Oil and Gas Reserves ..........................................   10

            Total Assets/Shareholder Equity ...............................   13

            Events Affecting Capital Resources and Material Assets ........   13



PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   15

Item 2. Changes in Securities .............................................   15

Item 3. Defaults Upon Senior Securities ...................................   17

Item 4. Submission of Matters To A Vote Of The Securities Holders .........   17

Item 5: Directors and Executive Officers Of The Company ...................   18

Item 6: Selected Financial Data ...........................................   20

Item 7: Executive Compensation ............................................   21

Item 8: Security Ownership of Certain Beneficial Owners and Management ....   22

Item 9. Other Information .................................................   25

Item 10. Exhibits and Reports on Form 8-K .................................   25

SIGNATURE

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           2

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The Company has included herewith the audited consolidated financial statements for the fiscal years ended June 30, 2000 and 1999. In the opinion of management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

As of June 30, 2000, the Company was engaged in its principal activity of developmental drilling of new wells and reworking operations on existing wells situated on its Texas oil and gas properties. The Company, through its wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan, but activities during the year in connection with the Pakistan concession were limited to preparations for drilling activities which will not occur until later in year 2000.

Historically, the Company has financed all of its operations and the operations of its subsidiaries with the proceeds of loans and the sale of privately placed securities. While the Company currently has an increasing revenue stream from the sale of oil produced from its Texas properties, outside funds derived from future loans, sales of securities or other outside sources will be necessary to generate the working capital needed for continued development of both its domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to complete the development of these properties. Additionally, the Company has entered into an agreement with Northern Lights Energy, Ltd. to sell all of the Texas oil and gas leases, equipment and the stock of its operating subsidiary for four million dollars, which agreement is subject to both approval by the Company's shareholders and satisfactory due diligence by the purchaser. The Company's shareholders have approved the sale. If such a sale is consummated, certain of the sale proceeds will be utilized for development of Pakistan concession but the Company's sole source of revenues from existing operations would terminate with the sale. Subsequent to such a sale, the funding of ongoing operations could only be accomplished by utilizing a cash reserve from the sale proceeds or funds derived from future loans, sales of securities or other outside sources. (See " EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           3

Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax. On May 9, 2000 the Company entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. to sell the U.S. oil and gas mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, the American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000, as well as the date of this report, a total of $750,000 of the $4,000,000 had been received by the Company. Pursuant to SFAS 121, " Accounting for the Impairment of Long-Lived Assets", the Company has recorded an asset impairment loss of $11,643,262 for the year ended June 30, 2000 to reflect the write-down of the book value of assets included in the potential sale to the negotiated sales price of $4,000,000. The Company's financial statements currently reflect $8,835,706 in capitalized costs related to the Pakistan concession.

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

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           4

REGULATIONS

The following discussion of various government regulations is presented only as an overview and is necessarily brief. It is not intended to constitute a comprehensive dissertation of the various statutes, rules, regulations and other governmental rulings, policies and orders which may affect the Company.

State and Local Regulations:
The various states have established statutes and regulations requiring permits for drilling, drilling bonds to cover plugging contingencies, and reporting requirements on drilling and production activities. Activities such as well location, method of drilling and casing wells, surface use and restoration, plugging and abandonment, well density, and other matters are all regulated by a governing body. Texas, the state in which the Company operates, has rules and regulations covering all of these matters. It also has regulations addressing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties.

Environmental Regulations:
The activities of the Company are subject to numerous state and federal statutes and regulations concerning the storage, use and discharge of materials into the environment, and many other matters relating to environmental protection. These regulations may adversely affect the Company's operations and cost of doing business. It is likely that these laws will become more stringent in the future.

Safety and Health Regulations:
The Company must also conduct its operations in accordance with laws governing occupational safety and health. Currently, the Company does not foresee expending substantial amounts in order to comply with these regulations.

Foreign Laws and Regulations:
The Company intends to commit a significant amount of its resources to develop its oil and gas Concession in Pakistan. There are inherent risks in operating a business in a foreign country, where unfamiliar laws and business practices may exist. The Company intends to minimize this risk by engaging appropriate professional and support personnel as the operations develop.

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

TEXAS GULF COAST OPERATIONS

The Company currently owns and operates a total of 107 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the fiscal

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           5
year ended June 30, 2000, the Company, through its operating subsidiary, The American Energy Operating Corp., drilled and successfully completed two (2) new developmental wells in the Blue Ridge Field. One (1) additional well was drilled and subsequently plugged and abandoned as a dry hole.

In addition to new developmental wells already drilled by the Company, the Company continued its ongoing efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the fiscal year ended June 30, 2000, an average of twenty-eight (28) of the Company's 107 wells were producing daily with varying production ranging from 2 barrels per day to 55 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Moderate increases in the overall daily production rate occurred throughout the year as a result of field work in progress. Quoted oil prices during the year, at one point, exceeded $30.00 per barrel and sales of oil by the Company during the year averaged $24.91 per barrel.

During the fiscal year ended June 30, 2000, Management initiated negotiations with interested parties for the sale of the Texas oil and gas leases in order to focus its exploration activities on its Pakistan concession and in order to raise a portion of the working capital necessary to continue such activities. Subsequent to the end of the quarter and after consideration of the relative terms of a number of verbal and written offers to purchase these assets, the Company entered into an agreement to sell for four million dollars all of the Texas oil and gas leases, Texas-based equipment and the stock of its operating subsidiary, The American Energy Operating Corp. to Northern Lights Energy, Ltd. The anticipated sale of the Texas oil and gas leases would eliminate the Company's current source of operating revenues, as previous exploration activities by the Company on its Pakistan concession were unsuccessful. As of the date of this report, Northern Lights Energy, Ltd. has failed to close the transaction and management of the Company has take the position that Northern Lights Energy, Ltd. is no longer entitled to purchase the oil and gas leases under the existing contract. The Company has initiated litigation during the quarter commencing October 1, 2000, to cancel the contract and has begun preliminary efforts to market the oil and gas leases to alternative prospective purchasers. There can be no assurance that such marketing efforts will be successful. Additionally, under the terms of the contract with Northern Lights Energy, Ltd., if the purchase transaction does not close, for any reason, the Company must repay to Northern Lights Energy, Ltd. $750,000 advanced by Northern Lights Energy, Ltd. at the time of the execution of the contract. The repayment must be made out of twenty five percent 25% of the Company's percentage of monthly production from the Texas oil and gas leases. The non-availability to the Company of this twenty five percent (25%) portion of monthly production until the indebtedness is repaid could have an adverse affect on the Company. (See "LEGAL PROCEEDINGS").

In the event that the Texas oil and gas leases are not sold in the near term, management anticipates that its domestic fields will continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. Management believes that such steadily increasing domestic production in an environment of favorable oil prices would facilitate the generation of a portion of the operating capital necessary to maintain its ongoing reactivation and development programs. However, if these oil and gas leases are not sold in the near term, as anticipated, management believes that the Company must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level, because several of the Texas leases require continuous development at specified time

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           6
intervals. Generally, the failure to comply with these time sensitive development obligations will result in the automatic forfeiture of the undeveloped portions of the particular lease. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

PAKISTAN OPERATIONS

In the initial four years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $8.0 Million in acquisition, geological, seismic, drilling and associated costs. Hycarbex-American Energy, Inc. has drilled three exploratory wells on the Jacobabad concession to date without achieving a commercial discovery, but has encountered natural gas shows in all three wells. Hycarbex suspended operations on one well pending further testing, plugged one well due to mechanical and downhole difficulties while drilling, and plugged a second well due to contact with natural gas containing a high content of hydrogen sulfide and carbon dioxide. The plugging and abandonment of the David #1A well in the spring of 1999 due to the contact with hydrogen sulfide and carbon dioxide triggered a requirement under the exploration license that a substitute well be drilled. Upon the company's request, the Government of Pakistan has extended the commencement deadline for the replacement well to November 30, 2000, subject to continued compliance with all other license requirements.

Subsequent to June 30, 2000 the Company shot an additional 40km of seismic line in the vicinity of proposed drilling locations. The Company's technical team is evaluating this newly acquired seismic data, along with geological and geophysical data derived from previously drilled wells to optimize the selection of future drillsites on the approximate one million acres (fifteen hundred square miles) comprising the concession. Based upon the preliminary testing of the initial well drilled in 1998, the Kharnhak #1, the geological information obtained while drilling the second and third exploratory wells, and the newly acquired seismic data, management believes that further drilling and testing in Pakistan is warranted.

The Company has on deposit in its Pakistan bank account, as a reserve, certain cash funds for application to the future costs incurred in connection with the required replacement well to be drilled in the calendar year 2000. The funds on deposit are insufficient to cover the anticipated costs of drilling and completing the well and must be supplemented by additional funds. Upon execution of the agreement entered into by the Company to sell its Texas oil and gas leases, the purchaser paid $500,000 to the Company for its immediate use in Pakistan. Subsequent to June 30, 2000 the Company likewise completed a private placement of common stock that resulted in proceeds to the Company of $933,102. Management believes that aggregate funds available to the Company will be sufficient to cover the costs of drilling and completing the next well. The Company's technical personnel are currently securing bids for materials and services required the upcoming well. In the event pricing is received that is in excess of funds available to the Company, such a lack of funds could cause the Company to default on its drilling obligations, resulting in the forfeiture of the Concession due to non-performance. The closing proceeds from a sale of the Texas oil and gas leases would assure the capital to drill this required well, even if the actual costs exceed the costs estimated by management and the currently available funds. There can be no assurance, however, that a sale of the Texas assets will be consummated. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           7

RESULTS OF OPERATIONS

GLOSSARY

Bbl or Barrel: Forty-two (42) United States gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.

BOE or Barrel of Oil Equivalent: Generally, the conversion of gas to oil at a ratio of 6,000 cubic feet of gas to one Bbl of oil. Oil and gas are added together for total BOE.

BOPD: Barrels of oil per day.

Developmental Well: A well which is drilled to and completed in a known producing formation adjacent to a producing well in a previously discovered field and in a stratigraphic horizon known to be productive.

Exploration: The search for economic deposits of minerals, petroleum and other natural earth resources by any geological, geophysical, or geochemical technique.

Exploratory Well: A well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

Field: A geographic area in which a number of oil or gas wells produce from a continuous reservoir.

Mcf: One thousand cubic feet of natural gas.

Net Acres or Net Wells: The sum of fractional working interests owned in gross acres or gross wells. By way of example, a 50% working interest in 100 gross acres is equivalent to 50 net acres.

Operator: The person or company actually operating an oil or gas well.

PV-10 Value: The present value, employing a 10% discount factor, of the future net revenues computed using current prices from the production of proven reserves.

REVENUES AND NET OPERATING PROFITS

In the fiscal year ended June 30, 2000, the Company incurred a net operating loss of $12,114,616, with oil and gas sales of $1,823,276 as compared to a net operating loss of $818,561 on oil and gas sales of $417,136 in the prior fiscal year ended June 30, 1999. This reflects an increase of Four Hundred Thirty Seven Percent (437%) in revenues and an increase of approximately $11,296,055 in net operating loss, including the $11,643,262 asset impairment loss previously discussed, in comparison with the prior fiscal year ending June 30, 1999.

The increases noted above resulted from the increases in barrels of oil sold from the Company's Texas properties at prices which were significantly higher than those received during fiscal 1999. The average

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           8
price per barrel of oil sold by the Company in the fiscal year ending June 30, 1999, was $12.93, as compared to $24.91 per barrel in the fiscal year ending June 30, 2000.

Operating costs increased during the fiscal year ending June 30, 2000, as compared to the previous fiscal year. The contributing factors to the operating cost increase were increased field-based activities by the Company and higher average costs for labor, materials, and technical and other third party services brought about by diminished availability resulting from industry-wide increases in activity.

OIL SALES

During the fiscal year ending June 30, 2000, the Company sold 73,195 barrels of oil net to the Company's interest. The Company's net barrels of sales generated $1,823,276 and reflects an average daily sales of 201 net barrels of oil per day ("BOPD"), net to the Company after deducting landowner royalties.

NET INCOME

The Company, with the inclusion of other income, foreign and domestic administrative expenses, asset impairment loss, and including interest, reported a net loss of $12,283,248 in the fiscal year ended June 30, 2000, versus a net loss of $754,349 in the prior fiscal year ended June 30, 1999. Exclusive of the asset impairment loss of $11,643,262 on U.S. assets, net loss decreased by $114,363. Increases in net daily production and oil sale prices were the major contributing factors.

COMPARISON TO PREVIOUS YEARS

                                                  2000           1999           1998
                                              -----------    -----------    -----------
Net sales oil for fiscal year ended
 June 30, bbls ............................        73,195         32,272         42,663

Net revenue from sales oil, $ .............     1,823,276        417,136        641,203

Average price  received for sales oil,
 $/bbl ....................................         24.91          12.93          15.03

Average lifting costs, $/bbl ..............          4.76           5.08           6.05

Net (loss), $ .............................   (12,283,248)      (754,349)      (527,991)

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           9

OIL AND GAS RESERVES

The Company did not report reserves to any other agency of the U. S. government. The Company's proved reserves and PV-10 Value from its U.S. proved developed and undeveloped oil and gas properties have been estimated by Sigma Energy Corporation in Houston, Texas. The Company's Pakistan Probable Recoverable Reserves and PV-10 Value from its Pakistan undeveloped gas properties have been estimated by Martin Petroleum and Associates in Calgary, Alberta, Canada. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geologic economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenue from the Company's proved and probable reserves and the present value thereof are made on the basis of oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment. Future net revenues at June 30, 2000 on the Company's U.S. properties reflect a weighted average price of $23.00 per BOE vs. $18.50 in its June 30, 1999 estimates.

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

UNITED STATES RESERVE ESTIMATES

The following tables present total proved developed and proved undeveloped reserve volumes as of June 30, 2000, and June 30, 1999, and estimates of the future net revenues and PV-10 Value there from. There can be no assurance that the estimates are accurate predictions of future net revenues from oil reserves or their present value.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           10

Estimated Net Proved Oil Reserves - United States Properties:

                                                   AS OF JUNE 30   AS OF JUNE 30
                                                       2000            1999
                                                   -------------   -------------
Proved Developed, Bbls .........................         426,910         471,430

Proved Shut In, Bbls ...........................         275,600         634,040

Proved Undeveloped, Bbls .......................       2,297,918       2,341,420

Total Estimated Proved Oil Reserves, Bbls ......       3,000,428       3,446,890

Estimated Future Net Revenues - United States Properties:

The present value of future net revenues (using discount factor of 10 percent per annum) before income taxes for the Company's proved developed and proved undeveloped oil reserves as of June 30, 1999 and 1998 are as follows:

                                                   AS OF JUNE 30   AS OF JUNE 30
                                                       2000            1999
                                                  -------------    -------------
Proved Developed PV-10, $ ....................        5,081,728        6,840,405

Proved Shut In PV-10, $ ......................        5,087,524        9,159,680

Proved Undeveloped PV-10, $ ..................       30,745,768       23,872,376

Total ........................................       40,915,020       39,872,461


"Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing, wells where relatively major expenditures are required for recompletion. In recent years, the market for oil and gas has experienced substantial fluctuations, which have resulted in significant swings in the prices for oil and gas. The Company cannot predict the future of oil and gas prices or whether a future decline in prices will occur. Any such decline would have an adverse effect on the Company.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           11

PAKISTAN RESERVE ESTIMATES - PROBABLE RECOVERABLE RESERVES

As previously reported and filed in a Form 8-K dated September 22, 1998, the Company retained Martin Petroleum and Associates to perform a preliminary reserve study on its Jacobabad Concession in the Middle Indus basin in central Pakistan. These reserves are not categorized as proven. Further, these reserves remain categorized by the company as unproven. However, management has determined that the independent estimates of Probable Recoverable Reserves in the preliminary reserve study represent material information which merited disclosure to the shareholders. These independent estimates also served as justification to management to continue further exploratory drilling on its Pakistan Concession. The following summary represents Martin Petroleum and Associates total probable recoverable undeveloped natural gas reserve estimates as of June 30, 1998, and estimates of the future net revenues and PV-10 Value there from. There can be no assurance that the estimates are accurate predictions of future net revenues from these gas reserves or their present value. Such estimates likewise do not reflect the quality or marketability of any gas recovered in the development of these properties.

GROSS PROBABLE RECOVERABLE
 GAS RESERVE ESTIMATES.........................  5.159 TCF (Trillion Cubic Feet)
NET PROBABLE RECOVERABLE
 GAS RESERVE ESTIMATES.........................  3.231 TCF (Trillion Cubic Feet)

NET PRESENT VALUE (Discounted @ 10%)             1,767,600,000
 (TO THE COMPANY'S INTEREST AS OF JUNE 30, 1998)

Probable Recoverable Reserves as defined in the preliminary reserve study performed by Martin Petroleum and Associates are "reserves which analysis of drilling, geological, geophysical and engineering data does not demonstrate to be proved under current technology and existing economic conditions, but where such analysis suggests the likelihood of their existence and future recovery". Probable Recoverable Reserves estimates are far less reliable estimates of existence and future recoverability than are Proved Developed and Proved Undeveloped reserve estimates.

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

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           12
prices and other factors. A material change in categorization of reserves or future net revenues could have a material effect on the Company.

TOTAL ASSETS/SHAREHOLDER'S EQUITY

In the fiscal year ended June 30, 2000, Total Assets of the Company decreased to $14,484,273, In the year ended June 30, 1999, Total Assets were $23,456,438. The decrease of $8,972,165 is a result of the decrease attributed to the asset impairment loss of $11,463,262 and increases in other assets, including development of the Pakistan concession, cash and accounts receivable in the amount of $2,491,097.

Net Shareholders Equity decreased to $9,790,323 as of June 30, 2000, from $21,362,502 as of June 30, 1999.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

The Company's wholly owned subsidiary, Hycarbex-American Energy, Inc. has been granted an extension until November 30, 2000 for the drilling of a substitute well on its Pakistan Concession. The requirement for a substitute well was brought about when the Company plugged and abandoned its David #1A well in the Spring of 1999 after encountering carbon dioxide and dangerous levels of hydrogen sulfide gas. The extension is conditioned upon the Company's compliance with all other requirements of the exploration license, including the requirement that a minimum of $1,100,000 be maintained on deposit in its Pakistan operating account toward the anticipated costs associated with the drilling of the substitute well, as well as an additional $1,100,000 for the anticipated costs of the next exploration well required by the exploration license. An additional $500,000 was deposited in Pakistan subsequent to the end of the fiscal year. These funds were received upon the execution by the Company of the agreement to sell to Northern Lights Energy, Ltd. the Texas oil and gas leases for four million dollars. Should a sale of the Texas oil & gas leases be consummated, the transaction funds would be paid in cash to the Company and would be applied to discharge the existing liens against these assets, operating expenses and the Pakistan deposit and drilling requirements. Currently, the Company has slightly in excess of $ 1,100,000 on deposit in Pakistan.

Management believes that aggregate funds currently available to the Company are sufficient to cover costs associated with the drilling of the next well whether or not a near term sale of the Texas oil and gas leases occurs; however, final cost estimates for this well are not complete. Recent increased activity in the oil and gas industry has increased demand for key materials and services associated with oil and gas well drilling operations. In some instances pricing for these materials and services have increased substantially. The Company is currently negotiating for these materials and services, and will complete cost estimates upon their receipt. There can be no assurance that the actual drilling costs will remain at a level within funds currently available to the Company.

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

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           13
of the exploration license and a loss of the concession. The exploration license could also be revoked if Hycarbex is unable to comply with the November 30, 2000 drilling deadline for the replacement well. Upon any revocation of the license, Hycarbex could remain liable to the Pakistan Government for liquidated damages equal to the required deposit amounts.

The Company's cash position is critical given the current deposit requirements in Pakistan and given future development requirements under certain of its Texas oil and gas leases if those leases are not sold in the near future as anticipated. Management intends to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet its anticipated near term needs. In conjunction with these efforts, the Company has retained an investment banking firm to assist in these efforts. A private placement of common stock conducted by the investment banking firm resulted in proceeds of $933,102 to the Company. There can be no assurance that these efforts will continue to prove successful. In the event that additional capital raising efforts by the Company are unsuccessful, the likely effects would be the forfeiture of the Pakistan concession and, if the Texas oil and gas leases are not sold, a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

During the fiscal year ended June 30, 2000, the Company announced its intention to sell its Texas oil and gas leases in order to focus the Company's activities and resources toward the development of its Pakistan concession and immediately engaged in active negotiations with interested parties. The timing of the decision permits the Company to take advantage of opportunities for a more favorable sale created by recent increases in market prices for oil. Such a sale is expected to provide funds to the Company which will be used to meet the current deposit requirements in Pakistan. During the fiscal year, the Company entered into an agreement with Northern Lights Energy, Ltd. to sell its Texas oil and gas leases for four million dollars after considering the relative terms of a number of verbal and written offers from the interested parties. Northern Lights Energy, Ltd. failed to consummate the transaction and management initiated litigation during the quarter commencing October 1, 2000, to cancel the contract, while simultaneously commencing efforts to market the oil and gas leases to alternative prospective purchasers. There can be no assurance that such a sale will be consummated or, if consummated, will generate sufficient cash resources to meet all of the near term capital requirements in Pakistan. It is likely that such cash resources will have to be supplemented by capital from the sale of the Company's securities, loans or other sources. Sale of the Texas leases would also eliminate the Company's ongoing revenue stream which would create the need for a reserve from the sale proceeds or the need for capital from other sources in order to meet near term administrative and operating expenses. The Company does not currently have a line of credit or other credit facility which can meet these needs and there can be no assurance that efforts to sell its securities or raise capital by other means will be successful.

The book value of the Company's Total Assets is currently at $14,484,273, based upon the full cost method of accounting for the Company's oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "GENERAL INFORMATION" above). The portion of these Total Assets capitalized in connection with the Pakistan concession is $8,835,706. The book value of an oil and gas property which is calculated using the full cost method of accounting does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           14
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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the quarter ending June 30, 1999, the Company and its wholly owned subsidiary, Hycarbex-American Energy, Inc. were named in a lawsuit filed by Alpha Tech International, Inc. in Cause No. 1999-10941 in the 11th Judicial District Court of Harris County, Texas. In the lawsuit Alpha Tech International, Inc. sought recovery of cash, common stock, and an overriding royalty in the Company's Pakistan Concession as a finder's fee under a 1996 agreement in which Alpha Tech International, Inc. was to be compensated if successful in raising working capital for the Company from certain named third parties. The Company and its subsidiary obtained a final judgment in their favor prior to the end of the fiscal year which disallowed Alpha Tech International, Inc.'s requested relief and brought an end to the litigation.

During the quarter commencing October 1, 2000, the Company initiated litigation in Cause No. 115917 in the 240th Judicial District Court of Fort Bend County, Texas, against Northern Lights Energy, Ltd., ("Northern Lights") seeking judicial interpretation of the existing purchase agreement with Northern Lights' which would result in a cancellation of Northern Lights' right to purchase the Texas oil and gas leases under the contract as a result of Northern Lights failure to consummate the purchase in a timely fashion, and which would result in the Company's immediate ability to market the oil and gas leases to alternative prospective purchasers. The Company has likewise requested the Court to appoint a temporary receiver for the sole purpose of prudent management, operation and development of the Texas oil and gas leases during the pendency of the lawsuit. Management anticipates that the final interpretation of the issues in dispute under the purchase agreement will be completed in the near term.

ITEM 2.  CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the fiscal year ending June 30, 2000, is provided below:

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           15

COMMON STOCK

A net increase of 2,419,493 shares of Common Stock occurred during the year, thereby increasing the total number of shares of outstanding Common Stock to 35,297,881 shares in the following manner:

A total of 583,659 shares were issued to a prior investor in conjunction with the Company's deficiency with regard to the registration of the investor's common stock. (SEE EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS)

During the quarter ended March 31, 2000, the entire 400,000-share class of Block F Convertible Preferred Stock was converted into 1,400,000 shares of Common Stock. Due to the price decline in the average closing price of the shares and due to certain conversion adjustment provisions, the shares were converted at better than the anticipated one-for-one basis as described in previous filings.

The balance of shares constructing the increase were issued upon conversion of Block E Convertible Preferred Stock.

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

WARRANTS

Outstanding warrants or options as of December 31, 1999 totaled 11,100,000, ranging in exercise price from $.50 to $5.31 per share and in term from one year to seven years. The net increase by 325,000 warrants to 11,425,000 warrants outstanding during the quarter ended March 31, 2000 is as a result of (i) no warrants being exercised, (ii) no warrants expiring unexercised and (iii) a total of 325,000 warrants being issued to five individuals described below:

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

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           16

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

                                                   HIGH BID     LOW BID
                                                   --------     --------
                Fiscal years ended
                June 30,

                2000
                First Quarter ................     $   2.46     $   0.93
                Second Quarter ...............     $   2.06     $   1.00
                Third Quarter ................     $   1.25     $   0.15
                Fourth Quarter ...............     $   1.01     $   0.25

                1999
                First Quarter ................     $   6.69     $   3.50
                Second Quarter ...............     $   5.81     $   3.38
                Third Quarter ................     $   4.13     $   2.19
                Fourth Quarter ...............     $   3.75     $   1.03

DIVIDENDS

The Company has not declared, distributed or paid any cash dividends in the past. There is no current expectation that the Company will have sufficient net profit and cash flow in amounts that would allow a cash dividend to be paid to it's shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

During the fiscal year, shareholders were requested to vote on the sale of the Texas assets of the Company as proposed by the Board of Directors by the submission of consent documents to the shareholders of record. In accordance with the terms of the Company's bylaws, a majority of the shareholders of record consented to the proposed sale to Northern Lights Energy, Ltd. and to any alternative purchaser selected by the Board of Directors in the event the Northern Lights transaction is not consummated.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           17

ITEM 5. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

             NAME            AGE    POSITION
             ----            ---    --------
        Manfred Welser        43    Chairman, Board of Directors
        Charles Valceschini   42    Director, President, Chief Executive Officer
        Hooman Zadeh          29    Director
        Georg von Canal       52    Director
        Linda F. Gann         43    Secretary

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

CHARLES VALCESCHINI
PRESIDENT, DIRECTOR & C.E.O.
PRESIDENT, HYCARBEX-AMERICAN ENERGY, INC.
Mr. Valceschini has participated in international exploration and operations projects conducted in North America, the Middle East, Russia, and Eastern Europe for a variety of operating and consulting companies. Mr. Valceschini is a graduate of the University of Wyoming with a B.S. Degree in Petroleum Engineering, and also holds a Masters in Engineering Management from Portland State University. He has recently been serving as Director of Engineering and Operations for a major oil field rehabilitation project in Eastern Europe.

HOOMAN E. ZADEH
DIRECTOR
Hooman Zadeh is Founder, President and Chief Executive Officer of Allfinanz Zentrum AG, a Swiss Corporation, and Chief Executive Officer of Allfinanz Zentrum Investmentberatung (Germany) AG, a German Corporation. The two companies are engaged in investment management. Mr. Zadeh joined the American Energy Board of Directors in September, 1998.

GEORG VON CANAL
DIRECTOR
Georg von Canal is an independent Corporate Finance Consultant and has represented interests of major American Energy shareholders since March 1998. Prior to his present occupation, he was an Investment Manager, Corporate Finance, with APAX Partners & Co., Germany and Switzerland, (now Atrium AG) and a Managing Partner of Transconnect Group, Munich, a business consultancy and investment company. Mr. Von Canal holds a first class PhD in Economics from the University of St. Gallen, Switzerland. He has joined the Board of Directors in March 2000.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           18

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

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           19

ITEM 6.   SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data presented under the captions "Statements of Earnings Data" and "Balance Sheet Data' for, and as of the end of, each of the years in the five year period ended June 30, 2000, are derived from the consolidated financial statements of The American Energy Group, Ltd, and Subsidiaries. The financial data for the four years ended June 30, 1996 through 1999 have been audited by Jones, Jensen & Company, Independent Public Accountants. The financial data for the year ended June 30, 2000 has been audited by HJ & Associates, Inc. (previously Jones Jensen & Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial statements as of June 30, 2000 & 1999, and for each of the three years ended June 30, 1996, 1997 and 1998, the accompany notes and the report thereon, which are included elsewhere in the respective Forms 10-K.

                                                             FOR THE YEARS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------
                                          2000            1999           1998            1997            1996
                                      ------------    -----------    ------------    ------------    ------------
        STATEMENT OF
        EARNINGS DATA ($)
        Oil & Gas sales ...........   $  1,823,276        417,136         641,203         283,485          50,390
        Lease Operating
        & Production Costs ........        592,502        339,340         258,032          83,826          81,087
        Legal & Professional ......        414,308        393,877         541,031         143,622         129,866
        Administrative Labor ......        135,529         22,661         122,089          77,194         118,827
        Depreciation and
        Amortization Expense ......        413,570        151,239         275,803          37,416           2,163
        Impairment loss ...........     11,643,262           --              --              --              --
        Other G & A ...............        738,721        328,580         144,172         113,625         136,521
                                      ============    ===========    ============    ============    ============
        Total Expenses ............     13,937,892      1,235,697       1,341,127         455,683         468,464

        Other Income & Expenses ...       (168,632)        64,212          48,851         (11,808)        (85,512)
        Extraordinary Item ........            -0-            -0-         123,082          17,343               0
                                      ============    ===========    ============    ============    ============
        Net Loss ..................    (12,283,248)      (754,349)       (527,991)       (156,663)       (503,586)
                                      ============    ===========    ============    ============    ============
        Basic Loss per Common Share         (0.365)        (0.024)         (0.020)         (0.014)         (0.076)
                                      ============    ===========    ============    ============    ============
        Weighted Ave. Shares
        Outstanding ...............     33,653,953     31,133,813      26,252,631      11,548,539       6,650,850
        Fully Diluted Loss
        per Common Share ..........         (0.273)       (0.0155)         (0.014)         (0.006)         (0.028)
                                      ============    ===========    ============    ============    ============
        Fully Diluted Ave .........
        Shares Outstanding ........     45,078,953     48,913,388      38,374,941      27,174,937      17,997,688
                                      ============    ===========    ============    ============    ============
        BALANCE SHEET DATA
        Cash & Cash Equivalents ...   $  1,344,513      1,196,566       3,214,205       3,132,294         424,698
        Working Capital (deficit) .        221,123        264,005         650,004       2,434,012         (84,160)
        Total Assets ..............     14,484,273     23,456,438      20,864,635      13,092,370       4,362,126
                                      ============    ===========    ============    ============    ============
        Long Term Debt ............      1,994,284        544,551         698,677       1,792,318       1,397,700
        (Including Current Portion)
        Stockholders Equity .......      9,790,323     21,362,502    $ 17,476,355    $ 10,457,095    $  2,450,380
                                      ============    ===========    ============    ============    ============

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           20

ITEM 7. EXECUTIVE COMPENSATION

Summary Compensation Table:

                      ANNUAL COMPENSATION            LONG TERM COMPENSATION
                      -------------------   ---------------------------------------------
                                            AWARDS                 PAYOUTS
                                            ------    -----------------------------------
                                            OTHER
NAMEE AND                                   ANNUAL    RESTRICTED   SECURITIES
PRINCIPAL                                   COMPEN-   STOCK        UNDERLYING     LTIP
POSITION      YEAR    SALARY(L)    BONUS    SATION    AWARDS       OPTIONS/SARS   PAYOUTS
===========   ====    =========   =======   =======   ==========   ============   =======
Charles       2000    $ -0-         -0-       -0-         -0-           -0-         -0-
Valceschini
CEO

Bradley J     2000    $  95,000     -0-       -0-         -0-           -0-         -0-
Simmons
CEO           1999    $ 120,000    44,566    60,000       -0-         1,550,000     -0-

              1998    $ 110,000    12,000     -0-         -0-           525,000     -0-

              1997    $ 100,000    25,000     -0-         -0-           200,000     -0-

(FN 1) Bradley Simmons resigned as an officer effective April 10, 2000.

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           21

Aggregate Option/SAR Exercises and Option/SAR Value:

                                            NUMBER OF
                                            SECURITIES         VALUE OF
                                            UNDERLYING         UNEXERCISED
                                            UNEXERCISED        IN-THE-MONEY
                                            OPTIONS/SARS AT    OPTIONS/SARS AT
                                            FISCAL YEAR-END    FISCAL YEAR-END
                SHARES         VALUE        ($)                ($)
                ACQUIRED ON    REALIZED     EXERCISABLE/       EXERCISABLE/
NAME            EXERCISE       ($)          UNEXERCISABLE      UNEXERCISABLE
----------      -----------    --------     ----------------   ----------------
Bradley J.        -0-            -0-        2,275,000 / -0-    $-0- / -0-
Simmons
CEO (FN 1, 2)

(FN 1) Closing price at fiscal year end was $0.5625, while the lowest warrant strike price for this individual is $1.25
(FN 2) Bradley Simmons resigned as an officer effective April 10, 2000.

ITEM 8.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of voting equity securities, Common and Convertible Preferred, which are combined to accumulate the total voting shares of the Company.

The following table sets forth certain information as of October 1, 2000, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                             NUMBER     PERCENT
NAME                           TYPE        OF SHARES   OF CLASS
----                          ------       ---------   --------
CURRENT OFFICERS AND DIRECTORS

Manfred Welser (FN 1)         Common        275,000      0.8 %

Charles Valceschini (FN 2)    Common        125,000      0.3 %

Hooman Zadeh (FN 3)           Common        925,000      2.0 %

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           22

                                             NUMBER     PERCENT
NAME                           TYPE        OF SHARES   OF CLASS
----                          ------       ---------   --------
Georg Von Canal (FN 4)        Common        125,000      0.3 %

Linda F. Gann (FN 5)          Common         75,600      0.2 %

All current officers and
Directors as a group
(five persons)                Common      1,525,600      3.60 %

PREVIOUS OFFICERS AND DIRECTORS

Bradley J. Simmons (FN 6)     Common      2,325,585      5.16 %

Don D. Henrich (FN 7)         Common      1,480,000      3.29 %

Gilbert Torner (FN 8)         Common        875,000      1.95 %

Eli  Bebout (FN 9)            Common        875,000      1.95 %

OTHERS

The Farrington Family Trust   Common      3,792,105      8.42 %


(FN 1) Mr. Welser's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 125,000 shares at an exercise price of $2.50 per share.
An option to purchase up to 150,000 shares at an exercise price of $1.56 per share.

(FN 2) Mr. Valceschini's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 125,000 shares at an exercise price of $0.50 per share.

(FN 3) Mr. Zadeh's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 125,000 shares at an exercise price of $5.00 per share.
An option to purchase up to 250,000 shares at an exercise price of $3.50 per share.
An option to purchase up to 400,000 shares at an exercise price of $3.00 per share.
An option to purchase up to 150,000 shares at an exercise price of $1.56 per share.

(FN 4) Mr. Valceschini's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 125,000 shares at an exercise price of $0.75 per share.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           23

(FN 5) Ms. Gann's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 5,000 shares at an exercise price of $1.25 per share.
An option to purchase up to 5,000 shares at an exercise price of $3.97 per share An option to purchase up to 50,000 shares at an exercise price of $3.97 per share
An option to purchase up to 10,000 shares at an exercise price of $4.03 per share
An option to purchase up to 5,000 shares at an exercise price of $1.56 per share.

(FN 6) Mr. Simmons resigned as an officer and director of the Company effective April 10, 2000. Mr. Simmon's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 200,000 shares at an exercise price of $1.38 per share.
An option to purchase up to 150,000 shares at an exercise price of $2.31 per share.
An option to purchase up to 125,000 shares at an exercise price of $1.25 per share.
An option to purchase up to 250,000 shares at an exercise price of $3.97 per share.
An option to purchase up to 100,000 shares at an exercise price of $5.00 per share.
An option to purchase up to 350,000 shares at an exercise price of $5.00 per share.
An option to purchase up to 250,000 shares at an exercise price of $3.50 per share.
An option to purchase up to 250,000 shares at an exercise price of $4.03 per share.
An option to purchase up to 400,000 shares at an exercise price of $3.00 per share.
An option to purchase up to 200,000 shares at an exercise price of $1.56 per share.

(FN 7) Mr. Henrich resigned as a director of the Company effective March 21, 2000. Mr. Henrich's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 30,000 shares at an exercise price of $2.00 per share.
An option to purchase up to 25,000 shares at an exercise price of $4.00 per share.
An option to purchase up to 125,000 shares at an exercise price of $5.31 per share.
An option to purchase up to 100,000 shares at an exercise price of $5.00 per share.
An option to purchase up to 100,000 shares at an exercise price of $5.00 per share.
An option to purchase up to 250,000 shares at an exercise price of $3.50 per share.
An option to purchase up to 250,000 shares at an exercise price of $4.03 per share.
An option to purchase up to 400,000 shares at an exercise price of $3.00 per share.
An option to purchase up to 200,000 shares at an exercise price of $1.56 per share.

(FN 8) Mr. Torner resigned as a director of the Company effective April 30, 2000. Mr. Torner's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 125,000 shares at an exercise price of $5.00 per share.
An option to purchase up to 250,000 shares at an exercise price of $3.50 per share.
An option to purchase up to 400,000 shares at an exercise price of $3.00 per share.
An option to purchase up to 100,000 shares at an exercise price of $1.56 per share.

(FN 9) Mr. Bebout resigned as a director of the Company effective April 30, 2000. Mr. Bebout's holdings include options to purchase shares of common stock which are presently exercisable at prices as follows:
An option to purchase up to 75,000 shares at an exercise price of $1.50 per share.

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           24

ITEM 9. OTHER INFORMATION

On July 16, 1999, Chuck Valceschini was appointed President of Hycarbex-American Energy, Inc., succeeding Bradley J. Simmons.

On January 25, 2000, Gerald N. Agranoff resigned as an officer and director of the Company. The Board vacancy was filled on February 9, 2000 by the appointment of Georg von Canal for the unexpired portion of Mr. Agranoff's term.

On March 21, 2000, Don Henrich resigned as a director and was replaced with the appointment by the Board of Charles Valceschini. Mr. Valceschini had been serving in the capacity of President of Hycarbex-American Energy, Inc.

On April 10, 2000, Bradley J. Simmons resigned as an officer and director of the Company. Charles Valceschini was appointed to fill Mr. Simmons positions as President of the Company and various subsidiaries, including the above referenced Hycarbex subsidiary. No appointment has been made to fill this vacancy on the Board. In addition, Mr. Gilbert Torner resigned as a director of the Company effective April 30, 2000. No appointment has been made to fill this vacancy on the Board.

Immediately prior to the year ended June 30, 2000, Eli Bebout resigned as a director of the company. No appointment has been made to fill this vacancy on the Board.

ITEM 10.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (A)   EXHIBITS

            The Financial Statement Schedules required herein are included as set forth as Exhibit A and beginning on page F-1

      (B)   REPORTS ON FORM 8-K

            NONE

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           25

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2000.

                                THE AMERICAN ENERGY GROUP, LTD.
                                by: /s/ Charles Valceschini
                                Director, President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                         Date

/s/ Charles Valceschini       Director, President           October 13, 2000
                              and Chief Accounting Officer

/s/ Manfred Welser            Director                      October 13, 2000

/s/ Hooman E. Zadeh           Director                      October 13, 2000

/s/ Georg von Canal           Director                      October 13, 2000

/s/ Linda F. Gann             Secretary                     October 13, 2000


THE AMERICAN ENERGY GROUP, LTD.
SEC FORM 10K,  JUNE 30, 2000           26

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

                                 C O N T E N T S

Independent Auditors' Report..............................................  F-3

Consolidated Balance Sheets...............................................  F-4

Consolidated Statements of Operations.....................................  F-6

Consolidated Statements of Stockholders' Equity...........................  F-7

Consolidated Statements of Cash Flows.....................................  F-10

Notes to the Consolidated Financial Statements............................  F-12

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
The American Energy Group, Ltd. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. As discussed in Note 1 to the consolidated financial statements, the Companies have suffered recurring losses to date, which raises substantial doubt about its their ability to continue as going concerns. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
October 9, 2000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                             JUNE 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
CURRENT ASSETS

   Cash (Note 1) .............................    $  1,344,513     $  1,196,566
   Receivables ...............................         163,947           73,166
   Receivable-related party ..................            --              1,626
   Other current assets ......................          19,660           13,602
                                                  ------------     ------------

      Total Current Assets ...................       1,528,120        1,284,960
                                                  ------------     ------------
OIL AND GAS PROPERTIES USING
   FULL COST ACCOUNTING (Notes 1 and 2)

   Properties being amortized ................      16,247,874       14,388,253
   Properties not subject to amortization ....       8,835,706        7,913,414
   Accumulated amortization ..................        (824,307)        (437,450)
   Impairment reserve (Note 2) ...............     (11,643,262)            --
                                                  ------------     ------------
      Net Oil and Gas Properties .............      12,616,011       21,864,217
                                                  ------------     ------------
OTHER PROPERTY AND EQUIPMENT (Note 1)

   Drilling and related equipment ............         384,679          384,679
   Vehicles ..................................         139,801          155,811
   Office equipment ..........................          48,933           48,933
   Accumulated depreciation ..................        (353,718)        (287,682)
                                                  ------------     ------------
      Net Other Property and Equipment .......         219,695          301,741
                                                  ------------     ------------
OTHER ASSETS

   Debt issuance costs, net (Note 1) .........         113,447             --
   Investments ...............................           1,900              420
   Deposits ..................................           5,100            5,100
                                                  ------------     ------------
      Total Other Assets .....................         120,447            5,520
                                                  ------------     ------------
      TOTAL ASSETS ...........................    $ 14,484,273     $ 23,456,438
                                                  ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           JUNE 30,
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                ------------    ------------
CURRENT LIABILITIES

   Accounts payable .........................................................   $  1,287,337    $  1,299,152
   Accrued liabilities ......................................................        632,329         250,233
   Deposit on sale of assets (Note 2) .......................................        750,000            --
   Note payable - related party (Note 3) ....................................         30,000            --
   Current portion of capital lease obligations (Note 4) ....................          2,627           4,078
   Current portion of notes payable and long-term
     debt (Note 3) ..........................................................        765,414         324,347
                                                                                ------------    ------------
      Total Current Liabilities .............................................      3,467,707       1,877,810
                                                                                ------------    ------------
LONG-TERM LIABILITIES

   Notes payable and long-term debt (Note 3) ................................      1,220,000         207,401
   Capital lease obligations (Note 4) .......................................          6,243           8,725
                                                                                ------------    ------------
      Total Long-Term Liabilities ...........................................      1,226,243         216,126
                                                                                ------------    ------------
      Total Liabilities .....................................................      4,693,950       2,093,936
                                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 7)

   Convertible voting preferred stock; par value $0.001 per share; authorized
    15,000,000 shares; 41,499 and 101,995 shares issued and outstanding,
    respectively ............................................................             42             102
   Common stock; par value $0.001 per share; authorized 80,000,000 shares;
    35,297,881 and 32,878,388 shares issued and outstanding, respectively ...         35,298          32,878
   Capital in excess of par value ...........................................     24,395,789      23,687,080
   Accumulated deficit ......................................................    (14,640,806)     (2,357,558)
                                                                                ------------    ------------
      Total Stockholders' Equity ............................................      9,790,323      21,362,502
                                                                                ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $ 14,484,273    $ 23,456,438
                                                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                       FOR THE YEARS ENDED
                                                             JUNE 30,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
REVENUE

   Oil and gas sales ...................   $  1,823,276    $    417,136    $    641,203
                                           ------------    ------------    ------------
      Total Revenue ....................      1,823,276         417,136         641,203
                                           ------------    ------------    ------------
EXPENSES

   Lease operating and production costs         592,502         163,838         258,032
   Legal and professional ..............        414,308         393,877         541,031
   Administrative labor ................        135,529          88,475         122,089
   Depreciation and amortization expense        413,570         151,239         275,803
   Asset impairment loss (Note 2) ......     11,643,262            --              --
   Other general and administrative ....        738,721         438,268         144,172
                                           ------------    ------------    ------------
      Total Expenses ...................     13,937,892       1,235,697       1,341,127
                                           ------------    ------------    ------------
NET OPERATING LOSS .....................    (12,114,616)       (818,561)       (699,924)
                                           ------------    ------------    ------------
OTHER INCOME (EXPENSES)

   Interest income .....................          5,850          73,969          99,958
   Interest expense ....................       (123,800)         (6,877)         (6,460)
   Debt issuance costs .................        (48,620)           --              --
   Loss on investments .................           --              --           (44,647)
   Unrealized gain on investment .......          1,480            --              --
   Gain (loss) on sale of assets .......         (3,542)         (2,880)           --
                                           ------------    ------------    ------------
      Total Other Income (Expenses) ....       (168,632)         64,212          48,851
                                           ------------    ------------    ------------
NET LOSS BEFORE EXTRAORDINARY
 ITEM ..................................    (12,283,248)       (754,349)       (651,073)

EXTRAORDINARY ITEM (Note 9) ............           --              --           123,082
                                           ------------    ------------    ------------
NET LOSS ...............................   $(12,283,248)   $   (754,349)   $   (527,991)
                                           ============    ============    ============
BASIC LOSS PER COMMON SHARE ............   $     (0.365)   $     (0.024)   $     (0.020)
                                           ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ....................     33,653,953      31,133,813      26,252,631
                                           ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2000, 1999 and 1998

                                                               CONVERTIBLE VOTING                        COMMON
                                         COMMON STOCK            PREFERRED STOCK       CAPITAL IN         STOCK
                                    ----------------------    ---------------------     EXCESS OF      SUBSCRIPTIONS    ACCUMULATED
                                       SHARES      AMOUNT       SHARES      AMOUNT      PAR VALUE       RECEIVABLE        DEFICIT
                                    -----------   --------    ----------   --------    ------------    -------------    -----------
Balance, June 30, 1997 ..........    22,509,293   $ 22,509     1,075,558   $  1,076    $ 13,893,728    $  (2,385,000)   $(1,075,218)

Common stock issued for cash
 at $0.65 per share as a result
 of a prior year placement ......       405,562        406          --         --           264,595             --             --

Common stock issued for cash
 at $1.00 per share .............       550,000        550          --         --           549,450             --             --

Common stock issued for cash
 at $1.50 per share .............     2,610,000      2,610          --         --         3,912,390             --             --

Common stock issued upon
 conversion of preferred shares .     2,700,485      2,700      (540,096)      (541)         (2,159)            --             --

Common stock issued for
 retirement of notes payable at
 $2.31 per share ................       140,383        140          --         --           325,137             --             --

Common stock issued for oil
 and gas properties at $1.50 per
 share ..........................       150,000        150          --         --           224,850             --             --

Common stock issued for services
 rendered at $1.50 per share ....        77,982         78          --         --           116,895             --             --

Cancellation of common stock ....      (565,833)      (565)         --         --               565             --             --

Common stock issued in connection
 with a settlement with prior
 shareholders (Note 6) ..........       350,000        350          --         --              (350)            --             --
                                    -----------   --------    ----------   --------    ------------    -------------    -----------
Balance Forward .................    28,927,872   $ 28,928       535,462   $    535    $ 19,285,101    $  (2,385,000)   $(1,075,218)
                                    -----------   --------    ----------   --------    ------------    -------------    -----------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                  CONVERTIBLE VOTING                     COMMON
                                             COMMON STOCK           PREFERRED STOCK     CAPITAL IN        STOCK
                                       -----------------------   ------------------     EXCESS OF      SUBSCRIPTIONS    ACCUMULATED
                                          SHARES       AMOUNT     SHARES     AMOUNT     PAR VALUE       RECEIVABLE        DEFICIT
                                       -----------    --------   --------    ------    ------------    -------------    -----------
Balance Forward ....................    28,927,872    $ 28,928    535,462    $  535    $ 19,285,101    $  (2,385,000)   $(1,075,218)

Cash received on subscriptions
 receivable ........................          --          --         --        --              --          2,385,000           --

Offering costs related to sales of
 common stock ......................          --          --         --        --          (235,000)            --             --

Net (loss) for the year ended
 June 30, 1998 .....................          --          --         --        --              --               --         (527,991)
                                       -----------    --------   --------    ------    ------------    -------------    -----------
Balance, June 30, 1998 .............    28,927,872      28,928    535,462       535      19,050,101             --       (1,603,209)

Common stock issued for cash at
 approximately $2.32 per share .....     1,663,572       1,664       --        --         3,853,336             --             --

Common stock issued upon
 conversion of preferred shares ....     2,167,330       2,167   (433,467)     (433)         (1,734)            --             --

Common stock issued for oil and
 gas properties at $3.50 per share .       194,000         194       --        --           678,805             --             --

Common stock issued in lieu of
 accounts payable at $3.51 per share        39,441          39       --        --           138,425             --             --

Common stock issued for services
 at approximately $2.18 per share ..       138,223         138       --        --           301,030             --             --

Cancellation of common stock .......      (252,050)       (252)      --        --               252             --             --
                                       -----------    --------   --------    ------    ------------    -------------    -----------
Balance Forward ....................    32,878,388    $ 32,878    101,995    $  102    $ 24,020,215    $        --      $(1,603,209)
                                       -----------    --------   --------    ------    ------------    -------------    -----------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                 CONVERTIBLE VOTING                      COMMON
                                              COMMON STOCK        PREFERRED STOCK      CAPITAL IN         STOCK
                                          --------------------   ------------------     EXCESS OF      SUBSCRIPTIONS    ACCUMULATED
                                            SHARES      AMOUNT    SHARES     AMOUNT     PAR VALUE       RECEIVABLE        DEFICIT
                                          ----------   -------   --------    ------    ------------    -------------   ------------
Balance Forward ........................  32,878,388   $32,878    101,995    $  102    $ 24,020,215    $        --     $ (1,603,209)

Offering costs related to sales of
 common stock ..........................        --        --         --        --          (333,135)            --             --

Net (loss) for the year ended
 June 30 1999 ..........................        --        --         --        --              --               --         (754,349)
                                          ----------   -------   --------    ------    ------------    -------------   ------------
Balance, June 30, 1999 .................  32,878,388    32,878    101,995       102      23,687,080             --       (2,357,558)

Preferred stock issued for cash at
 $1.00 per share .......................        --        --      400,000       400         399,600             --             --

Common stock issued for cash at
 $0.75 per share .......................     133,334       134       --        --            99,866             --             --

Common stock issued upon
 conversion of preferred shares ........   1,702,500     1,702   (460,496)     (460)         (1,242)            --             --

Common stock issued in
 satisfaction of penalty fee at
 an average price of $0.46 per
 share (Note 3) ........................     583,659       584       --        --           269,418             --             --

Offering costs related to sale
 of preferred stock ....................        --        --         --        --           (58,933)            --             --

Net (loss) for the year ended
 June 30, 2000 .........................        --        --         --        --              --               --      (12,283,248)
                                          ----------   -------   --------    ------    ------------    -------------   ------------
Balance, June 30, 2000 .................  35,297,881   $35,298     41,499    $   42    $ 24,395,789    $        --     $(14,640,806)
                                          ==========   =======   ========    ======    ============    =============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                      FOR THE YEARS ENDED
                                                                            JUNE 30,
                                                          --------------------------------------------
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss ...........................................   $(12,283,248)   $   (754,349)   $   (527,991)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization ...................        464,688         202,578         331,037
      Less amount capitalized to oil and gas properties        (51,118)        (51,339)        (55,234)
      Common stock issued for services rendered .......           --           301,168         116,973
      Loss on sale of asset ...........................          3,542            --              --
      Asset impairment loss ...........................     11,643,262            --              --
      (Gain) loss on investment .......................         (1,480)           --            44,647
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables ..............        (90,781)        (64,182)         62,005
      (Increase) decrease in receivables-related party           1,626          (1,626)          9,702
      (Increase) decrease in other current assets .....         (6,058)         99,516         (49,134)
      (Increase) in other assets ......................       (113,447)           --              --
      (Increase) decrease in deposits .................           --            (2,250)           --
      Increase (decrease) in accounts payable .........        (11,815)       (929,264)      1,820,893
      Increase (decrease) in accrued liabilities and
       other current liabilities ......................        817,725         (72,490)         25,753
                                                          ------------    ------------    ------------
        Net Cash Provided (Used) by
         Operating Activities .........................        372,896      (1,272,238)      1,778,651
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Deposit on sale of assets ..........................        750,000            --              --
   Purchase of investments ............................           --              --           (47,947)
   Sale of assets .....................................         10,000           2,880            --
   Expenditures for oil and gas properties ............     (2,730,795)     (3,934,076)     (7,708,841)
   Expenditures for other property and equipment ......         (9,327)       (181,944)         (7,959)
                                                          ------------    ------------    ------------
        Net Cash (Used) by Investing Activities .......     (1,980,122)     (4,113,140)     (7,764,747)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable and long-term
    liabilities .......................................      1,740,000            --              --
   Proceeds from issuance of preferred and
    common stock ......................................        500,000       3,855,000       4,730,001
   Expenditures for offering costs ....................        (58,933)       (333,135)       (235,000)
   Cash received on stock subscription ................           --              --         2,385,000
   Payments on notes payable and long-term
    liabilities .......................................       (425,894)       (154,126)       (811,994)
                                                          ------------    ------------    ------------
        Net Cash Provided by Financing Activities .....   $  1,755,173    $  3,367,739    $  6,068,007
                                                          ------------    ------------    ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                  FOR THE YEARS ENDED
                                                                        JUNE 30,
                                                       -------------------------------------------
                                                           2000           1999            1998
                                                       ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH ....................   $    147,947   $ (2,017,639)   $     81,911

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR .................................      1,196,566      3,214,205       3,132,294
                                                       ------------   ------------    ------------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR ...........................................   $  1,344,513   $  1,196,566    $  3,214,205
                                                       ============   ============    ============
CASH PAID FOR:

   Interest ........................................   $      3,800   $     41,805    $     40,020
   Income taxes ....................................   $       --     $       --      $       --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of oil
     and gas properties ............................   $       --     $    678,999    $    225,000
   Common stock issued to retire notes payable
     and accounts payable ..........................   $       --     $    138,464    $    325,277
   Notes payable and capital lease obligations
     for acquisition of other property and equipment   $       --     $       --      $     13,159
   Common stock issued in satisfaction of
     penalty fees ..................................   $    270,002   $       --      $       --

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


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

         Effective September 30, 1994, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Simmons Oil Company, Inc. (Simmons), a Texas Corporation, in exchange for the issuance of certain convertible voting preferred stock (see Note 5). The acquisition included wholly owned subsidiaries of Simmons, Sequoia Operating Company, Inc. and Simmons Drilling Company, Inc. The acquisition was recorded at the net book value of Simmons of $1,044,149 which approximates fair value.

         During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see Note 2) and a future $200,000 production payment if certain conditions are met. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

         The Company and its subsidiaries (the Companies) are principally in the business of acquisition, exploration, development and production of oil and gas properties.

         b.  Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced recurring losses and negative cash flows from operations which raise substantial doubt about the Companies' ability to continue as going concerns.

         As discussed in Note 2, the Companies entered into an Asset and Stock Purchase and Sale Agreement on May 9, 2000 with Northern Lights Energy, Ltd., to sell the U.S. oil, gas and mineral leases, all related equipment to operate the leases and the stock in and to the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         b.  Going Concern (Continued)

         As of June 30, 2000 as well as the date of our audit report, a total of $750,000 of the $4,000,000 purchase price had been received by the Companies and thus the sale has not been completed. The continuation of future operations in Pakistan is dependent upon receiving the remaining $3,250,000 from the sale. If the sale is not completed, the $750,000 deposit must be returned. Once the U.S. operations are sold, the Company intends to focus primarily on the development of the Pakistan concession with its subsidiary, Hycarbex.

         The recovery of assets and continuation of future operations are dependent upon the Companies' ability to obtain additional debt or equity financing, the sale of the U.S. operations and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates an increase in revenues from oil and gas production during the coming year if the U.S. operations are not sold.

         c. Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

         Oil and Gas Properties-

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended June 30, 2000 and 1999 was $40,000 and $52,842, respectively. In addition, depreciation capitalized during the years ended June 30, 2000 and 1999 totaled $51,118 and $51,339, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2000, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $386,857 and $133,523 has been recognized in the accompanying consolidated financial statements for the years ended June 30, 2000 and 1999, respectively, on proved and impaired or abandoned oil and gas properties.

               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                         June 30, 2000, 1999 and 1998

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

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2000, 1999 and 1998, the Companies incurred total depreciation of $77,831, $69,055 and $60,110, respectively.

         In accordance with full cost accounting, $51,118 and $51,339 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 2000 and 1999, respectively, as previously discussed.

         g. Basic Loss Per Share of Common Stock

                                             FOR THE YEARS ENDED
                                                  JUNE 30,
                                --------------------------------------------
                                    2000            1999            1998
                                ------------    ------------    ------------
         Loss (numerator) ...   $(12,283,248)   $   (754,349)   $   (527,991)

         Shares (denominator)     33,653,953      31,133,813      26,252,631
                                ------------    ------------    ------------
         Per share amount ...   $     (0.365)   $     (0.024)   $     (0.020)
                                ============    ============    ============


         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

         h. Concentrations of Risk

         From time to time, the cash balances in the Companies bank accounts exceed Federally insured limits. At June 30, 2000 and 1999, the balances in excess of the limits were approximately $1,244,513 and $1,096,566, respectively. Of these balances, approximately $1,206,228 and $594,256, respectively, was in the country of Pakistan.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         i. Foreign Operations

         A significant portion of the assets of the Companies relate to an oil and gas concession located in the country of Pakistan (see Note 2). Pakistan has experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other merging markets in which the Companies are conducting operations. The Companies may be materially adversely affected by possible political or economic instability in Pakistan. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in drilling or investment policies or shifts in the prevailing political climate in Pakistan could adversely affect the Companies business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and well safety. The effect of these factors cannot be accurately predicted.

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

         k.  Debt Issuance Costs

         In connection with the receipt of the $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortizes these costs over the term of the note payable (2.5 years) as follows:

                                                              JUNE 30,
                                                               2000
                                                             ---------
         Total costs incurred ......................         $ 162,067

         Accumulated amortization ..................           (48,620)
                                                             ---------
         Net Debt Issuance Costs ...................         $ 113,447
                                                             =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         l.  Long Lived Assets

         All long lived assets are evaluated yearly for impairment per SFAS 121. Any impairment in value is recognized as an expense in the period when the impairment occurs.

         m.  Changes in Accounting Principle

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement had no material impact on the Company's consolidated financial statements.

NOTE 2 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 2000 and 1999, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years.

         On March 10, 1995, American Energy - Deckers Prairie, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with an unrelated entity to accept the transfer of all rights, title and interest to certain oil and gas leases located in the State of Texas along with all personal property and equipment located on and used in connection with those leases. In exchange, American Energy - Deckers Prairie, Inc. assumed all contractual covenants related to those oil and gas leases. The selling entity had previously sold working interests in these oil and gas leases totaling from 33% to 48% depending on the property.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 2 - OIL AND GAS PROPERTIES (Continued)

         At June 30, 1997, the Companies had been unable to satisfy this obligation and the financial guaranty bond securing the payment of the Drilling Investor Notes had not been enforced, although the Companies intended to satisfy this obligation. Most of the obligation was settled during the year ended June 30, 1998 by issuing 140,383 shares of common stock valued at $325,278. Accordingly, the value of the acquisition of these working interest has been included in the accompanying consolidated financial statements as part of the cost of oil and gas properties along with the corresponding remaining liability (See Note
         3).

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

         Effective May 29, 1999, the Government of Pakistan granted an additional six-month extension in the existing terms of the Jacobabad Exploration License so as to enable the Company to drill a substitute well for the previously abandoned wells with a commitment and obligation to expend an additional $1,100,000. The Company was granted a second renewal of the license to November 28, 2000 to drill an exploration well. This second renewal period is dependent on the Company fulfilling its obligations of drilling the replacement well. The Company is currently working on the arrangements to begin drilling the well. The Company is required under the concession agreement to have on deposit with its bank a total of $2,200,000 to cover the minimum expenditure obligation with respect to the replacement well and the exploration well for the second renewal period.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 2 - OIL AND GAS PROPERTIES (Continued)

         The Company currently is in default of this obligation. The Federal Government of the Islamic Republic of Pakistan granted the extension under the condition that the Company immediately start seismic survey in the block and provide a copy of the executed contract with the service contractor. The Company, as of the date of our audit report, is working on providing the necessary documents and performing the necessary work in order to be in compliance with the agreement. Any default in meeting the requirements, however, prior to the expiration of the renewal license, would result in the automatic termination of the Jacobabad License and revocation of the Jacobabad Petroleum Concession Agreement and recovery of liquidated damages of approximately $1,100,000.

         On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid and the option exists for the life of the Pakistan concession. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of June 30, 2000.

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

         In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 3). This liability may be paid during each year in the form of $10,000 per drill site and certain royalty payments.

         During the year ended June 30, 1997, the Companies received $800,000 as a joint venture investment in certain of the Companies oil and gas properties. In June 1997, the Companies entered into agreements representing $500,000 of the joint venture investors to repurchase their interests for a total of 250,000 shares of common stock and notes payable totaling $389,000 (see Notes 6 and 3, respectively). During the year ended June 30, 1998, the Companies acquired the remaining $300,000 joint venture interest for 150,000 shares of common stock (valued at $1.50 per share) and a note payable of $121,564 with additional payments made to that individual prior to the consummation of that transaction.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 2 - OIL AND GAS PROPERTIES (Continued)

         On May 9, 2000, the Companies entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. to sell the U.S. oil, gas and mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000 as well as the date of our audit report, a total of $750,000 of the $4,000,000 had been received by the Company which has been recorded in the accompanying consolidated balance sheet as a deposit on the sale of assets as of June 30, 2000. The Company is uncertain as to when or if the remaining $3,250,000 will be received, and accordingly, has not recorded the sale effective until the remaining funds are received.

         Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets", the Company has recorded an asset impairment loss of $11,643,262 for the year ended June 30, 2000 summarized as follows:

         Capitalized oil and gas properties included as part of the sale ......   $ 16,247,874
         Accumulated amortization on capitalized costs ........................       (824,307)
         Property and equipment included as part of the sale ..................        219,695
                                                                                  ------------
         Total assets included in the sale ....................................     15,643,262
         Proposed proceeds of sale ............................................     (4,000,000)
                                                                                  ------------
         Recognized loss on impairment ........................................   $ 11,643,262
                                                                                  ============

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of June 30, 2000 and 1999:

                                                                                      2000           1999
                                                                                  ------------   ------------
         Note payable bearing no interest; payable $175,000 the first year and $250,000 annually thereafter until paid in full;
          secured by certain oil and gas assets ...............................   $    132,140   $    539,404

         Original issue discount note payable with a face value of
          $1,500,000 bearing no interest, due March 17, 2002, secured by
          certain oil and gas properties (see note below) .....................      1,500,000           --

         Notes payable to various individuals, non-interest
          bearing, due on demand, unsecured ...................................        610,000           --

         Note payable to Company's President,
          non-interest bearing, due on demand, unsecured ......................         30,000           --

         8.5% note payable, due in monthly installments of
          $950 for 36 months; secured by two vehicles .........................           --            9,069
                                                                                  ------------   ------------
         Balance Forward ......................................................   $  2,272,140   $    548,473
                                                                                  ------------   ------------

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

                                                                            2000            1999
                                                                        ------------    ------------
         Balance Forward ............................................   $  2,272,140    $    548,473

         7% notes payable, due September 15, 1995,
          secured by working interest in oil and gas properties .....         38,117          38,117
                                                                        ------------    ------------
         Total notes payable and long-term debt .....................      2,310,257         586,590

         Less: unamortized discount .................................       (294,843)        (54,842)
                                                                        ------------    ------------
         Net notes payable and long-term debt .......................      2,015,414         531,748

         Less: related party note ...................................        (30,000)           --

         Less: current portion ......................................       (765,414)       (324,347)
                                                                        ------------    ------------
         Long-Term Liabilities ......................................   $  1,220,000    $    207,401
                                                                        ============    ============

         In connection with the $1,500,000 note payable, the Company has the right to call the loan at its face value of $1,500,000. When the Company calls the note, the investor has 20 days to exercise the conversion of the note into shares of common stock at $1.00 per share or receive payment of funds. The Company originally agreed to arrange third party escrow of 2,000,000 free-trading shares of common stock to secure the Company's covenant to register the stock. If the shares were not registered within 90 days, the Company further agreed to pay a penalty of 3% of the face value of the note, in either common stock or cash for each full month the Registration Statement is not declared effective. Accordingly, the Company issued 583,659 shares of common stock valued at $270,002 as a result of this penalty fee for the year ended June 30, 2000.

         The following are the scheduled annual repayments of notes payable and long-term debt:

         YEAR ENDING JUNE 30,
            2001 ...................................         $  795,414
            2002 ...................................          1,220,000
            2003 ...................................               --
            2004 ...................................               --
            2005 ...................................               --
            2006 and thereafter ....................               --
                                                             ----------
                                                             $2,015,414
                                                             ==========

         Discounts on non-interest bearing notes payable have been determined using an imputed interest rate ranging from 10% to 15%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998

NOTE 4 - CAPITAL LEASE OBLIGATIONS

         The Company entered into certain lease agreements during the years ended June 30, 1998 and 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of 32 to 60 months with total monthly lease payments of $662.

         The following are the scheduled annual payments on these capital leases:

              YEAR ENDING JUNE 30,
                   2001 ..........................................   $    5,477
                   2002 ..........................................        3,355
                   2003 ..........................................        2,278
                   2004 ..........................................         --
                   2005 ..........................................         --
                                                                     ----------
         Total minimum lease commitments .........................       11,110
         Less: Executory costs (such as taxes and insurance)
                  included in capital lease payments .............         (600)
                                                                     ----------
         Net minimum lease payments ..............................       10,510
         Less: amount representing interest ......................       (1,640)
                                                                     ----------
         Total capital lease obligations .........................        8,870
         Less: current portion ...................................       (2,627)
                                                                     ----------
         Total Long-Term Capital Lease Obligations ...............   $    6,243
                                                                     ==========


NOTE 5 - CONVERTIBLE VOTING PREFERRED STOCK

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

         Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercised before September 30, 1999. At June 30, 2000, the remaining 41,499 preferred shares are no longer convertible. The Company has the right to redeem these shares for $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 5 - CONVERTIBLE VOTING PREFERRED STOCK (Continued)

         During the years ended June 30, 2000, 1999 and 1998, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 60,496 shares of convertible voting preferred stock were converted into 302,500 shares of the Company's common stock in 2000, 433,467 shares of convertible voting preferred stock were converted into 2,167,330 shares of the Company's common stock in 1999 and 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of the Company's common stock in 1998 (Note 6).

         During the year ended June 30, 2000, the Company issued 400,000 Series F Convertible Preferred Shares for total proceeds of $400,000. These 400,000 preferred shares were later converted into 1,400,000 shares of common stock at a conversion ratio of 3.5 common shares.

NOTE 6 - COMMON STOCK

         During the year ended June 30, 1998, 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of common stock. During the year ended June 30, 1999, 433,466 shares of convertible voting preferred stock were converted into 2,167,330 shares of common stock. During the year ended June 30, 2000, 60,496 shares of convertible voting preferred stock were converted into 302,500 shares of common stock, and 400,000 shares of Series F convertible preferred stock were converted into 1,400,000 shares of common stock (see Note
         5).

         As discussed in Note 2, an unrelated foreign entity assumed the investment obligations of another entity in December 1995. In January 1996, the Companies received $500,000 from that foreign entity. In accordance with the terms of the original and assumption agreement, the $500,000 should be applied toward the acquisition of 500,000 shares of the Company's common stock. This foreign entity defaulted on the performance of the funding commitments and the 500,000 shares of common stock associated with this transaction were canceled. During the year ended June 30, 1998, the Company entered into a settlement agreement with the original investors of the $500,000 and the Company issued 350,000 shares of its common stock in a preliminary settlement. 252,050 of these shares were subsequently canceled during the year ended June 30, 1999.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 6 - COMMON STOCK (Continued)

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

         During the year ended June 30, 2000, the Company issued 133,334 shares of common stock at $0.75 per share for a total of $100,000. As discussed in Note 3, the Company issued 583,659 shares of common stock valued at $270,002 as a result of a penalty fee related to a late Registration filing for certain shares of stock.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 7 - COMMON STOCK WARRANTS

          Prior to the year ended June 30, 2000, the Company had 16,030,000 outstanding warrants. In the current fiscal year ended June 30, 2000, the Company issued a total of 3,575,000 warrants at varying exercise prices and expiration dates. 8,180,000 warrants expired unexercised, leaving a remaining balance of 11,425,000 warrants outstanding as of June 30, 2000. A recap of the various warrants are described below.

          The Board of Directors of the Company have granted to officers and directors 7,730,000 warrants to acquire common shares of the Company under the following conditions:

         NAME                    NUMBER OF SHARES     EXPIRATION DATE     EXERCISE PRICE
         -------------------     ----------------     ---------------     --------------
         Bradley J. Simmons            200,000           4/17/2004             $1.38
                                       150,000           11/4/2004             $2.31
                                       125,000           5/1/2005              $1.25
                                       250,000           6/18/2005             $3.97
                                       450,000           9/21/2005             $5.00
                                       250,000           11/5/2005             $3.50
                                       250,000           12/9/2005             $4.03
                                       400,000           1/6/2006              $3.00
                                       200,000           1/6/2006              $1.56
                                     ---------
                       Total         2,275,000

         Gerald N. Agranoff            125,000           4/17/2004             $1.38
                                       150,000           11/4/2004             $2.31
                                       125,000           5/1/2005              $1.25
                                       250,000           6/18/2005             $3.97
                                       350,000           9/21/2005             $5.00
                                       250,000           11/5/2005             $3.50
                                       250,000           12/9/2005             $4.03
                                     ---------
                       Total         1,500,000

         Linda F. Gann                   5,000           5/1/2005              $1.25
                                        55,000           6/18/2005             $3.97
                                        10,000           12/9/2005             $4.03
                                         5,000           5/4/2006              $1.56
                                     ---------
                       Total            75,000

         Don D. Henrich                 30,000           3/15/2001             $2.00
                                        25,000           3/15/2001             $4.00
                                       125,000           6/29/2005             $5.31
                                       200,000           9/21/2005             $5.00
                                       250,000           11/5/2005             $3.50
                                       250,000           12/9/2005             $4.03
                                       400,000           1/6/2006              $3.00
                                       200,000           1/6/2006              $1.56
                                     ---------
                       Total         1,480,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 7 -  COMMON STOCK WARRANTS (Continued)

          NAME                    NUMBER OF SHARES     EXPIRATION DATE     EXERCISE PRICE
          -------------------     ----------------     ---------------     --------------
          Hooman Zadeh                125,000             9/21/2005             $5.00
                                      250,000             11/5/2005             $3.50
                                      400,000             1/6/2006              $3.00
                                      150,000             1/6/2006              $1.56
                                    ---------
                        Total         925,000

          Gilbert Torner              125,000             9/21/2005             $5.00
                                      250,000             11/5/2005             $3.50
                                      400,000             1/6/2006              $3.00
                                      100,000             1/6/2006              $1.56
                                    ---------
                        Total         875,000

          Malfred Welser              125,000             3/4/2006              $2.50
                                      150,000             1/6/2006              $1.56
                                    ---------
                        Total         275,000

          Chuck Valeschini            125,000             3/17/2007             $0.50
                                    ---------
          George Von Canal            125,000             3/17/2007             $0.75
                                    ---------
          Eli Bebort                   75,000             5/17/2006             $1.50
                                    ---------
          Grand Total                7,730,000 Warrants

          Management had previously received 78,608 warrants which expired unexercised in April, 1998.

          In conjunction with the sale of common stock discussed in Note 6, the Company has issued warrants for 9,325,000 shares of common stock. These warrants have been issued with a grant date of August 12, 1996, exerciseable at $1.50 per share until June 1, 1998 at which time the exercise price increased to $3.00 per share until August 12, 1999, at which time the warrants expired. During the year ended June 30, 1998, a total of 2,610,000 of these warrants were exercised at $1.50 per share, leaving a remaining balance of 6,715,000 warrants, exercisable at $3.00 per share, unexercised at June 30, 1998. An additional 135,000 of these warrants were exercised at $3.00 per share during the year ended June 30, 1999. The remaining balance of 6,580,000 warrants exercisable at $3.00 per share expired unexercised on August 12, 1999.

          During the year ended June 30, 1998, the Company established a three member "Disclosure Committee" comprised of certain of the Company's attorneys and market relations consultants. Each of these parties have received 50,000 warrants, making a total of 150,000 warrants issued, exercisable at $1.25 per share which expire in May, 2005.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 7 -  COMMON STOCK WARRANTS (Continued)

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

          During the year ended June 30, 2000, the Company issued 225,000 warrants ranging in exercise prices from $0.75 to $1.00 per share. These warrants were issued to various consultants for services rendered. In addition, the Company issued 1,500,000 warrants exercisable at $1.00 per share which expired unexercised after 60 days. The Company also issued an additional 1,600,000 warrants exercisable at $1.00 per share. 400,000 expire on September 15, 2001, 400,000 expire on September 15, 2002, 400,000 expire on September 15, 2003 and 400,000 expire on September 15, 2004.

          The exercise price of the warrants to the officers, directors, attorneys, consultants, and other parties approximates fair market value of the Company's common stock on the date the warrants were granted.

NOTE 8 -  INCOME TAXES

          Through June 30, 2000, the Companies have sustained net operating loss carryforwards totaling approximately $3,000,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 9 -  EXTRAORDINARY ITEMS

          During the year ended June 30, 1998, the Company recorded an extraordinary gain of $123,082 related to the forgiveness of debt in the settlement of various notes payable and an account payable.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          As discussed in Note 2, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. Although these notes are secured by a financial guarantee bond, there is no assurance that the bond can be enforced. The Companies intend to settle these obligations, along with the related accrued interest. The ultimate effect on the Companies and outcome of the satisfaction of this obligation cannot be determined.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2000, 1999 and 1998


NOTE 10 - COMMITMENTS AND CONTINGENCIES

          The Company leases office space in Simonton, Texas at a monthly cost of $1,033 plus utilities. The lease expires during November 2000 at which time the Company may lease the space on a month-to-month basis at $1,200 per month. In the event of the sale of the Texas based assets, this obligation is expected to be assumed by the purchaser.

          The Companies have minimum lease and royalty obligations associated with their oil and gas properties of $77,300 annually, see also Note 2.

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

NOTE 11 - SUBSEQUENT EVENTS

          Subsequent to June 30, 2000, the following significant transactions occurred:

          a. The Company issued 8,152,108 shares of common stock at an average price of $0.30 per share for total proceeds of $2,445,632.

          b. The Company issued 1,391,180 shares of common stock in lieu of outstanding debt at an average price of $0.30 per share for a total of $474,879.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2000 and 1999


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


          (1)                Capitalized Costs Relating to
                           Oil and Gas Producing Activities

                                                                        JUNE 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
         Proved oil and gas producing properties and related
           lease and well equipment ........................   $  1,481,220    $  1,453,990
         Accumulated depreciation and depletion ............       (386,857)       (133,523)
                                                               ------------    ------------
         Net Capitalized Costs .............................   $  1,094,363    $  1,320,467
                                                               ============    ============

          (2)           Costs Incurred in Oil and Gas Property
                 Acquisition, Exploration, and Development Activities


                                                       FOR THE YEARS ENDED
                                                           JUNE 30,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
         Acquisition of Properties
            Proved ............................   $       --     $    678,999
            Unproved ..........................           --             --
         Exploration Costs ....................      1,249,575      2,480,086
         Development Costs ....................      1,481,220      1,453,990


         The Company does not have any investments accounted for by the equity method.

          (3)                  Results of Operations for
                                 Producing Activities

                                                                  FOR THE YEAR ENDED
                                                                       JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
         Sales ............................................   $  1,823,276    $    417,136
         Production costs .................................       (592,502)       (163,838)
         Depreciation and depletion .......................       (386,857)       (133,523)
                                                              ------------    ------------
         Results of operations for producing activities
          (excluding corporate overhead and interest costs)   $    843,917    $    119,775
                                                              ============    ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2000 and 1999


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

          (4)                Reserve Quantity Information

                                                                           OIL           GAS
                                                                           BBL           MCF
                                                                        ----------    ----------
         Proved developed and undeveloped reserves:

         Balance, June 30, 1999 .....................................    3,446,890          --

           Change in estimates ......................................     (373,267)         --

           Production ...............................................      (73,195)         --
                                                                        ----------    ----------
         Balance, June 30, 2000 .....................................    3,000,428          --
                                                                        ==========    ==========
                                                                           OIL           GAS
                                                                           BBL           MCF
                                                                        ----------    ----------
         Proved developed reserves:
           Beginning of the year ended June 30, 2000 ................    1,105,470          --
           End of the year ended June 30, 2000 ......................      702,508          --

          During the year ended June 30, 2000, the Company had reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

          (5)             Standardized Measure of Discounted
                           Future Net Cash Flows Relating to
                              Proved Oil and Gas Reserves

                                   At June 30, 2000

                                                                   THE AMERICAN
                                                                   ENERGY GROUP
                                                                    LTD. AND
                                                                   SUBSIDIARIES
                                                                   ------------
         Future cash inflows ....................................  $ 69,009,859
         Future production and development costs ................   (12,531,500)
                                                                   ------------
         Future net inflows before income taxes .................    56,478,359
         Future income tax expense ..............................    (3,962,740)
                                                                   ------------
         Future net cash flows ..................................    52,515,619
         10% annual discount for estimated timing of cash flows .   (11,600,599)
                                                                   ------------

         Standardized measure of discounted future net cash flows  $ 40,915,020
                                                                   ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2000 and 1999


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)


          The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Reuven Hollo, Ph.D., a registered professional engineer with Sigma Energy Corporation, of such properties and will be periodically reviewed based upon updated geological and production data . Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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