Form 10-Q
period 2000-09-30
AMERICAN ENERGY GROUP LTD
filed 2000-11-17
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to________________


Commission File Number: 0-26402


                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                    NEVADA                            87-0448843
       (state or other jurisdiction of               IRS Employer
        incorporation or organization)           Identification Number)

          P O BOX 105 SIMONTON, TEXAS                   77476
   (Address of principal executive offices)           (Zip code)

                                 (281)-346-0414
              (Registrant's telephone number, including area code)

                                       N/A
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                            51,037,974 COMMON SHARES

SEC Form 10-Q
The American Energy Group, LTD.                                     Page 1 of 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company has included herewith the unaudited consolidated financial statements for the three months ended September 30, 2000 and 1999, presented with the audited consolidated financial statements for the twelve months (Fiscal
Year) ended June 30, 2000. In the opinion of management, the Financial Statements with the related notes reflect a fair presentation of the financial condition of the Registrant for the period stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

The following information should be read in conjunction with the consolidated financial statements of the Company, attached to this report.

As of September 30, 2000, the Company was engaged in its principal activity of developmental drilling of new wells and reworking operations on existing wells situated on its Texas oil and gas properties. The Company, through its wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan, but activities during the quarter in connection with the Pakistan concession were limited to preparations for drilling scheduled to commence in November, 2000. (See "PAKISTAN OPERATIONS")

Historically, the Company has financed all of its operations and the operations of its subsidiaries with the proceeds of loans and the sale of privately placed securities. While the Company currently has an increasing revenue stream from the sale of oil produced from its Texas properties, outside funds derived from future loans, sales of securities or other outside sources will be necessary to generate the working capital needed for continued development of both its domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to complete the development of these properties. The Company entered into an agreement with Northern Lights Energy, Ltd. to sell all of the Texas oil and gas leases, equipment and the stock of its operating subsidiary for four million dollars. The Company has initiated litigation to cancel the agreement, while commencing negotiations with other interested parties. If a sale is ultimately consummated, certain of the sale proceeds will be utilized for development of the Pakistan concession but the Company's sole source of revenues from existing operations would terminate with the sale. Subsequent to such a sale, the funding of ongoing operations could only be accomplished by utilizing a cash reserve from the sale proceeds or funds derived from future loans, sales of securities or other outside sources. (See " EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS", "TEXAS GULF COAST OPERATIONS" and "LEGAL PROCEEDINGS")

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax.

On May 9, 2000 the Company entered into a Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. to sell the U.S. oil and gas mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, the American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000, as well as the date of this report, a total of $750,000 of the $4,000,000 had been received by the Company. Pursuant to SFAS 121, " Accounting for the Impairment of Long-Lived Assets", the Company has recorded an asset impairment loss of $11,643,262 for the year ended June 30, 2000 to reflect the write-down of the book value of assets included in the potential sale to the negotiated sales price of $4,000,000. The Company's financial statements currently reflect $9,150,718 in capitalized Costs related to the Pakistan concession.

TEXAS GULF COAST OPERATIONS

The Company currently owns and operates a total of 107 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the three (3) months ending September 30, 2000, the Company did not commence any new drilling of wells in these fields.

In addition to new developmental wells already drilled by the Company, the Company continued its ongoing efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the quarter ended September 30, 2000, an average of twenty-eight (28) of the Company's 107 wells were producing daily with varying production ranging from 2 barrels per day to 50 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Moderate increases in the overall daily production rate occurred throughout the quarter as a result of field work in progress. Quoted oil prices during the quarter for sales of oil by the Company during the quarter averaged $30.44 per barrel.

During the quarter ended March 31, 2000, Management initiated negotiations with interested parties for the sale of the Texas oil and gas leases in order to focus its exploration activities on its Pakistan concession and in order to raise a portion of the working capital necessary to continue such activities. During the final quarter of the fiscal year ending June 30, 2000, and after consideration of the relative terms of a number of verbal and written offers to purchase these assets, the Company entered into an agreement to sell for four million dollars all of the Texas oil and gas leases, Texas-based equipment and the stock of its operating subsidiary, The American Energy Operating Corp. to Northern Lights Energy, Ltd. A sale of the Texas oil and gas leases would eliminate the Company's current source of operating revenues, as previous exploration activities by the Company on its Pakistan concession were unsuccessful. As of the date of this report, Northern Lights Energy, Ltd. has failed to close the transaction and Management of the Company has taken the position that Northern Lights Energy, Ltd. is no longer entitled to purchase the oil and gas leases under the existing contract. The Company has initiated litigation during the quarter commencing October 1, 2000, to cancel the contract and has begun preliminary efforts to market the oil and gas leases to alternative prospective purchasers. There can be no assurances that such marketing efforts will be successful. Additionally, under the terms of the contract with Northern Lights Energy, Ltd., if the purchase transaction does not close, for any reason, the Company must repay to Northern Lights Energy, Ltd. $750,000 advanced by Northern Lights Energy, Ltd. at the time of the execution of the contract. The repayment must be made out of twenty five percent 25% of the monthly production from the Texas oil and gas leases. The non-availability to the Company of this twenty five percent (25%) portion of monthly production until the indebtedness is repaid could have an adverse affect on the Company. (See "LEGAL PROCEEDINGS").

In the event that the Texas oil and gas leases are not sold in the near term, management anticipates that its domestic fields will continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. Management believes that such steadily increasing domestic production in an environment of favorable oil prices would generate a portion of the operating capital necessary to maintain its ongoing reactivation and development programs. However, if these oil and gas leases are not sold, as anticipated, management believes that the Company must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level, because several of the Texas leases require continuous development at specified time intervals. Generally, the failure to comply with these time sensitive development obligations, unless extended by contract, will result in the automatic forfeiture of the undeveloped portions of the particular lease. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

PAKISTAN OPERATIONS

In the initial four years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, it has expended in excess of $9.0 Million in acquisition, geological, seismic, drilling and associated costs. Hycarbex-American Energy, Inc. has drilled three exploratory wells on the Jacobabad concession to date without achieving a commercial discovery, but has encountered natural gas shows in all three wells. Hycarbex suspended operations on one well pending further testing, plugged one well due to mechanical and downhole difficulties while drilling, and plugged a second well due to contact with natural gas containing a high content of hydrogen sulfide and carbon dioxide. The plugging and abandonment of the David #1A well in the spring of 1999 due to the contact with hydrogen sulfide and carbon dioxide triggered a requirement under the exploration license that a substitute well be drilled. Upon the Company's request, the Government of Pakistan has extended the commencement deadline for the replacement well to November 30, 2000, subject to continued compliance with all other license requirements.

During the current quarter, the Company shot an additional 40km of seismic line in the vicinity of proposed drilling locations. The Company's technical team has been evaluating this newly acquired seismic data, along with geological and geophysical data derived from previously drilled wells to optimize the selection of future drillsites on the approximate one million acres (fifteen hundred square miles) comprising the concession. Based upon the preliminary testing of the initial well drilled in 1998, the Kharnhak #1, the geological information obtained while drilling the second and third exploratory wells, and the newly acquired seismic data, management believes that further drilling and testing in Pakistan is warranted.

The Company has on deposit in its Pakistan bank account, as a reserve, certain cash funds for application to the future costs incurred in connection with the required replacement well to be drilled in the calendar year 2000. The funds on deposit are sufficient to cover the anticipated costs of drilling and completing the well if actual costs resemble those estimated by management. The closing proceeds from a sale of the Texas oil and gas leases would assure the capital to drill this required well, even if the actual costs exceed the costs estimated by management and the currently available funds. There can be no assurance, however, that a sale of the Texas assets will be consummated within the scheduled drilling period for this well, if at all. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

RESULTS OF OPERATIONS

REVENUES AND NET OPERATING PROFITS

In the quarter ended September 30, 2000, the Company incurred a net operating profit of $104,162, with oil and gas sales of $588,023 as compared to a net operating profit of $20,550 on oil and gas sales of $315,712 in the prior fiscal year's quarter ended September 30, 1999. This reflects an increase of $272,311 in revenues and an increase of $83,612 in net operating profit in comparison with the prior year's quarter ending September, 1999.

The increases noted above resulted from the increases in barrels of oil sold from the Company's Texas properties at prices which were on the average, higher than the price obtained in the quarter ending September 30,1999. The average price per barrel of oil sold by the Company in the quarter ending September 30, 1999, was $19.38, as compared to $30.44 per barrel in the quarter ending September 30, 2000.

OIL SALES

During the quarter ending September 30, 2000, the Company sold 19,320 barrels of oil net to the Company's interest. The Company's net barrels of sales generated $588,023 and reflects average daily sales of 210 barrels of oil per day ("BOPD"), net after deducting landowner royalties.

COMPARISON TO PREVIOUS QUARTER ENDED JUNE 30, 2000

As compared with the prior quarter ending June 30, 2000 in the previous fiscal year, the Company realized a Thirteen (13%) percent increase in revenues from oil sales, as well as an average net oil price increase of Thirteen (13%) percent, or $3.37 per barrel.

NET INCOME

The Company, with the inclusion of other income, foreign and domestic administrative expenses, and including interest, reported a net profit of $44,453 in the quarter ended September 30, 2000, versus a net profit of $20,607 in the prior fiscal year's quarter ended September 30, 1999. Net income increased by $23,846 from the prior year's comparative quarter. Stability in net daily production and higher oil sale prices for the latter period were the major contributing factors.

TOTAL ASSETS/SHAREHOLDER'S EQUITY

In the quarter ended September 30, 2000, Total Assets of the Company increased to $17,081,405 over the prior quarter of $14,484,273, or a net increase of 17.9%. Net Shareholders Equity increased to $12,382,518 as of September 30, 2000, from $9,790,323 as of June 30, 2000, or a net increase of 26.5%.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

The Company's wholly owned subsidiary, Hycarbex-American Energy, Inc. has been granted an extension until November 30, 2000 for the drilling of a substitute well on its Pakistan Concession. The requirement for a substitute well was brought about when the Company plugged and abandoned its David #1A well in the Spring of 1999 after encountering carbon dioxide and dangerous levels of hydrogen sulfide gas. The extension is conditioned upon the Company's compliance with all other requirements of the exploration license, including the requirement that a minimum of $1,100,000 be maintained on deposit in its Pakistan operating account toward the anticipated costs associated with the drilling of the substitute well. The deposit of an additional $1,100,000 for the anticipated costs of the next exploration well required by the exploration license prior to drilling that well. Should a sale of the Texas oil & gas leases be consummated, the transaction funds would be paid in cash to the Company and would be applied to discharge the existing liens against these assets, operating expenses and the Pakistan deposit and drilling requirements. Currently, the Company has slightly in excess of $ 1,100,000 on deposit in Pakistan.

Management believes that aggregate funds currently available to the Company are sufficient to cover costs associated with the drilling of the substitute well, whether or not a near term sale of the Texas oil and gas leases occurs; however, final cost estimates for this well may not resemble the actual costs which are ultimately incurred. Recent increased activity in the oil and gas industry has increased demand for key materials and services associated with oil and gas well drilling operations. In some instances pricing for these materials and services have increased substantially. There can be no assurance that the actual drilling costs will remain at a level within funds currently available to the Company.

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

The Company's cash position is critical given the possibility of cost overruns related to the near term drilling of the substitute well and the future deposit requirements in Pakistan, as well as future development requirements under certain of its Texas oil and gas leases if those leases are not sold in the near future as anticipated. Management intends to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet its anticipated near term needs. In conjunction with these efforts, the Company has retained an investment banking firm to assist in these efforts. There can be no assurance that these efforts will continue to prove successful. In the event that additional capital raising efforts by the Company are unsuccessful, the likely effects would be the forfeiture of the Pakistan concession and, if the Texas oil and gas leases are not sold, a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

During the quarter ended March 31, 2000, the Company announced its intention to sell its Texas oil and gas leases in order to focus the Company's activities and resources toward the development of its Pakistan concession and immediately engaged in active negotiations with interested parties. The timing of the decision was anticipated to permit the Company to take advantage of opportunities for a more favorable sale created by recent increases in market prices for oil. On May 9, 2000, the Company entered into an agreement with Northern Lights Energy, Ltd. to sell its Texas oil and gas leases for four million dollars after considering the relative terms of a number of verbal and written offers from the interested parties. Northern Lights Energy, Ltd. failed to consummate the transaction and management initiated litigation during the quarter commencing October 1, 2000, to cancel the contract, while simultaneously commencing efforts to market the oil and gas leases to alternative prospective purchasers. There can be no assurance that such a sale will be consummated or, if consummated, will generate sufficient cash resources to meet all of the near term capital requirements in Pakistan. It is likely that such cash resources will have to be supplemented by capital from the sale of the Company's securities, loans or other sources. Sale of the Texas leases would also eliminate the Company's ongoing revenue stream which would create the need for a reserve from the sale proceeds or the need for capital from other sources in order to meet near term administrative and operating expenses. The Company does not currently have a line of credit or other credit facility which can meet these needs and there can be no assurance that efforts to sell its securities or raise capital by other means will be successful.

The book value of the Company's Total Assets is currently at $17,081,405, based upon the full cost method of accounting for the Company's oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "GENERAL INFORMATION" above). The portion of these Total Assets capitalized in connection with the Pakistan concession is $9,150,718. The book value of an oil and gas property which is calculated using the full cost method of accounting does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a finite period. Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No significant legal proceedings affecting the Company occurred during the current quarter. During the quarter commencing October 1, 2000, the Company initiated litigation in Cause No. 115917 in the 240th Judicial District Court of Fort Bend County, Texas, against Northern Lights Energy, Ltd., ("Northern Lights") seeking judicial interpretation of the existing purchase agreement with Northern Lights' which would result in a cancellation of Northern Lights' right to purchase the Texas oil and gas leases under the contract as a result of Northern Lights failure to consummate the purchase in a timely fashion, and which would result in the Company's immediate ability to market the oil and gas leases to alternative prospective purchasers. The Company likewise requested the Court to appoint a temporary receiver for the sole purpose of prudent management, operation and development of the Texas oil and gas leases during the pendency of the lawsuit but stipulations between the litigants made the appointment of a temporary receiver unnecessary while the other issues in the litigation are being resolved. Management anticipates that the final interpretation of the issues in dispute under the purchase agreement will be completed in the near term.

ITEM 2. CHANGES IN SECURITIES

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending September 30, 2000, is provided below:

COMMON STOCK

A net increase of 9,167,029 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock as of September 30, 2000 to 44,464,910 shares in the following manner:

A total of 599,225 shares were issued to various parties at $0.30 per share for satisfaction of debt and a total of 258,239 shares were issued to a prior investor in conjunction with a deficiency in the registration of his shares. The balance of the shares were issued under a private placement to various investors at $0.30 per share.

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

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (A)   EXHIBITS

            The Consolidated Financial Statements dated September 30, 2000 and 1999 (unaudited), and June 30, 2000 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (B)   REPORTS ON FORM 8-K

            NONE


                                   SIGNATURES

                                   THE AMERICAN ENERGY GROUP, LTD.

11/17/2000                                      C/V
                                   Charles Valceschini, President

11/17/2000                                    L/F/G
                                   Linda F. Gann, Secretary

                                    EXHIBIT A

                TO FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2000






                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                           AND JUNE 30, 2000 (AUDITED)

                                 C O N T E N T S

This page intentionally left blank........................................ F-3

Consolidated Balance Sheets............................................... F-4

Consolidated Statements of Operations..................................... F-6

Consolidated Statements of Stockholders' Equity........................... F-7

Consolidated Statements of Cash Flows..................................... F-8

Notes to the Consolidated Financial Statements............................ F-9

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                           SEPTEMBER 30, 2000   JUNE 30, 2000
                                              (UNAUDITED)         (AUDITED)
                                           ------------------   -------------
ASSETS
CURRENT ASSETS
  Cash ..................................     $  3,539,021      $  1,344,513
  Receivables ...........................          158,373           163,947
  Other current assets ..................           59,792            19,660
                                              ------------      ------------

  Total Current Assets ..................        3,757,186         1,528,120
                                              ------------      ------------

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
  Properties being amortized ............       16,355,319        16,247,874
  Properties not subject
    to amortization .....................        9,150,718         8,835,706
  Accumulated amortization ..............         (848,963)         (824,307)
  Impairment reserve ....................      (11,643,262)      (11,643,262)
                                              ------------      ------------

  Net Oil and Gas Properties ............       13,013,812        12,616,011
                                              ------------      ------------

PROPERTY AND EQUIPMENT
  Drilling and related equipment ........          384,679           384,679
  Vehicles ..............................          139,801           139,801
  Office equipment ......................           48,933            48,933
  Less: Accumulated depreciation ........         (372,108)         (353,718)
                                              ------------      ------------

  Net Property and Equipment ............          201,305           219,695
                                              ------------      ------------

OTHER ASSETS
  Debt issue costs ......................          102,102           113,447
  Investments ...........................            1,900             1,900
  Deposits and other assets .............            5,100             5,100
                                              ------------      ------------

  Total Other Assets ....................          109,102           120,447
                                              ------------      ------------

TOTAL ASSETS ............................     $ 17,081,405      $ 14,484,273
                                              ============      ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  (UNAUDITED)        (AUDITED)
                                                 ------------      ------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable ...........................   $  1,159,039      $  1,287,337
  Accrued liabilities ........................        791,449           632,329
  Deposit on sale of assets ..................        750,000           750,000
  Notes payable - related party ..............         30,000            30,000
  Lease obligations - current ................          2,627             2,627
  Notes payable - current ....................        739,529           765,414
                                                 ------------      ------------

  Total Current Liabilities ..................      3,472,644         3,467,707
                                                 ------------      ------------

LONG-TERM LIABILITIES
  Notes payable and long-term debt ...........      1,220,000         1,220,000
  Capital lease obligations ..................          6,243             6,243
                                                 ------------      ------------

  Total Long-Term Liabilities ................      1,226,243         1,226,243
                                                 ------------      ------------

  Total Liabilities ..........................      4,698,887         4,693,950
                                                 ------------      ------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock par value
  $.001 per share authorized 20,000,000
  shares issued and outstanding
  At June 30, 2000:  41,500 shares
  At September 30, 2000:  41,500 shares ......             42                42

  Common stock, par value $.001
  per share, authorized: 80,000,000
  shares, issued and outstanding:
  At June 30, 2000:  35,297,881 shares
  At September 30, 2000:  44,464,910 shares ..         44,464            35,298

  Paid in excess of par value ................     26,934,365        24,395,789

  Accumulated deficit ........................    (14,596,353)      (14,640,806)
                                                 ------------      ------------

  Net Shareholders' Equity ...................     12,382,518         9,790,323
                                                 ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 17,081,405      $ 14,484,273
                                                 ============      ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                        SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                           (UNAUDITED)           (UNAUDITED)
                                            ---------             ---------
REVENUES
  Oil and gas sales .....................   $ 588,023             $ 315,712
  Lease operating and production costs ..     179,271               159,904
                                            ---------             ---------
     Gross Profit .......................     408,752               155,808
                                            ---------             ---------
OTHER EXPENSES
  Legal and professional fees ...........     215,703                80,641
  Administrative salaries ...............      32,750                17,250
  Office overhead expense ...............       8,220                13,233
  Depreciation and amortization expense .      27,837                 3,381
  General and administrative expense ....      20,080                20,753
                                            ---------             ---------
     Total Other Expenses ...............     304,590               135,258
                                            ---------             ---------
NET OPERATING PROFIT (LOSS) .............     104,162                20,550
                                            ---------             ---------
OTHER INCOME (EXPENSE)
  Interest income .......................         868                 4,683
  Interest expense ......................     (49,232)                 (210)
  Debt issuance costs ...................     (11,345)                    0
  Loss on asset sales ...................           0                (4,416)
                                            ---------             ---------
     Net Other Income (Expenses) ........     (59,709)                   57
                                            ---------             ---------
NET INCOME BEFORE TAX ...................      44,453                20,607

  Federal Income Tax ....................           0                     0
                                            ---------             ---------
NET INCOME FOR PERIOD ...................   $  44,453             $  20,607
                                            =========             =========
EARNINGS PER SHARE ......................       0.001                 0.001
                                            =========             =========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JUNE 30, 2000 THROUGH SEPTEMBER 30, 2000


                                                                         CONVERTIBLE VOTING     CAPITAL IN
                                                    COMMON STOCK           PREFERRED STOCK       EXCESS OF      ACCUMULATED
                                                SHARES        AMOUNT       SHARES     AMOUNT     PAR VALUE        DEFICIT
                                              ----------    ---------    ---------   -------   ------------    ------------
Balance, June 30, 2000 ...................    35,297,881    $  35,298       41,500   $    42   $ 24,395,789    ($14,640,806)

Common stock issued for cash
  @ $0.30 per share ......................     8,443,249        8,443         --        --        2,524,532            --

Common stock issued upon
  conversion of debt @ $0.30 per share ...       599,225          599         --        --          179,169            --

Common stock issued in
  satisfaction of penalty fee at an
  average price of $0.53 per share .......       258,239          258         --        --          134,741            --

Cancellation of common stock - net .......      (133,684)        (134)        --        --              134            --

Offering costs related to the
  issuance of comon stock ................          --           --           --        --         (300,000)           --

Net income for the quarter
  ended September 30, 2000 ...............          --           --           --        --             --            44,453
                                              ----------    ---------    ---------   -------   ------------    ------------
Balance, September 30, 2000 ..............    44,464,910    $  44,464       41,500   $    42   $ 26,934,365    ($14,596,353)
                                              ==========    =========    =========   =======   ============    ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           THREE MONTHS         THREE MONTHS
                                                              ENDED                ENDED
                                                           SEPTEMBER 30         SEPTEMBER 30
                                                               2000                 1999
                                                           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) .....................................    $    44,453          $    20,607
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization .......................        103,532               85,079
  Less amount capitalized to oil & gas properties .....        (15,209)              (5,772)
  Common stock issued for services rendered ...........        179,768                 --
  Common stock issued for penalty fee .................        135,000                 --
Changes in operating assets and liabilities:
  (Increase) decrease in receivables ..................          5,574              (41,445)
  (Increase) decrease in deposits and other assets ....        (40,132)                (521)
  (Increase) decrease in other current assets .........              0               (8,903)
  Increase (decrease) in accounts payable .............       (128,298)            (378,473)
  Increase (decrease) in accrued expenses and
    other current liabilities .........................        159,120               14,568
                                                           -----------          -----------
     Cash Provided by (Used in) Operating Activities ..        443,808             (314,860)
                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties .............       (407,249)            (887,172)
  Proceeds from the sale of equipment .................           --                 10,000
  Expenditures for other property and equipment .......           --                 (2,715)
                                                           -----------          -----------
     Cash Provided By (Used in) Investing Activities ..       (407,249)            (879,887)
                                                           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities .............................           --              1,100,000
  Proceeds from the issuance of common stock ..........      2,532,975                 --
  Expenditures for offering costs .....................       (300,000)            (301,994)
  Proceeds from the issuance of convertible
    voting preferred stock ............................           --                400,000
  Payments on notes payable and long-term liabilities .        (75,026)             (21,207)
                                                           -----------          -----------
     Cash Provided By (Used in) Financing Activities ..      2,157,949            1,176,799
                                                           -----------          -----------
NET INCREASE (DECREASE) IN CASH .......................      2,194,508              (17,948)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .........      1,344,513            1,196,566
                                                           -----------          -----------
CASH AND CASH EQUIVALENTS END OF PERIOD ...............    $ 3,539,021          $ 1,178,618
                                                           ===========          ===========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b. Going Concern (Continued)

         As of September 30, 2000 as well as the date of this review report, a total of $750,000 of the $4,000,000 purchase price had been received by the Companies and thus the sale has not been completed. While the Company has the funds to drill the next succeeding well in Pakistan, assuming the absence of unforeseen substantial cost overruns, the continuation of future operations in Pakistan is dependent upon either receiving the remaining $3,250,000 from the sale or obtaining funds from other sources. If the sale is not completed, the $750,000 deposit must be returned as a loan repayment. Once the U.S. operations are sold, the Company intends to focus primarily on the development of the Pakistan concession with its subsidiary, Hycarbex.

         As of September 30, 2000, the Companies have partially completed a private placement whereby 8,443,249 shares of its common stock has been issued for $2,524,532. A significant amount of these proceeds are being allocated to the development of the Pakistan concession mentioned above.

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

         OIL AND GAS PROPERTIES-

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. No interest was capitalized during the quarters ended September 30, 2000 and September 30, 1999. In addition, depreciation capitalized during the quarters ended September 30, 2000 and 1999 totaled $15,209 and $5,772, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2000 and 1999, proved oil and gas reserves had been identified on some of the

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $24,656 and $66,756 has been recognized in the accompanying consolidated financial statements for the three months ended September 30, 2000 and 1999, respectively, on proved and impaired or abandoned oil and gas properties.

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

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the three months ended September 30, 2000 and 1999, the Companies incurred total depreciation of $18,390 and $18,323, respectively.

         In accordance with full cost accounting, $15,209 and $5,772 of depreciation was capitalized as costs of oil and gas properties for the three months ended September 30 30, 2000 and 1999, respectively, as previously discussed.

         g. Basic Income Per Share of Common Stock For the Three Months Ended

                                                    SEPTEMBER 30
                                            ---------------------------
                                                2000            1999
                                            -----------     -----------

         Income (numerator) ...........     $    44,453     $    20,607

         Shares (denominator) .........      39,877,646      33,180,888
                                            -----------     -----------
         Per share amount .............     $     0.001     $     0.001
                                            ===========     ===========

         h. Concentrations of Risk

         From time to time, the cash balances in the Companies bank accounts exceed Federally insured limits. At September 30, 2000 and June 30, 2000, the balances in excess of the limits were approximately $3,439,021 and $1,244,513, respectively. Of these balances, approximately $1,332,143 and $1,206,228, respectively, was in the country of Pakistan.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September30, 2000 and June 30, 2000


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

         k.  Debt Issuance Costs

         In connection with the receipt of the $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortizes these costs over the term of the note payable (2.5 years) as follows:

                                                        SEPTEMBER 30,
                                                            2000
                                                        ------------

         Total costs incurred ......................     $ 162,067

         Accumulated amortization ..................       (59,965)
                                                         ---------
         Net Debt Issuance Costs ...................     $ 102,102
                                                         =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


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

NOTE 2 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the quarter ended September 30, 2000 and year ended June 30, 2000, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those periods.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


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

         Effective May 29, 1999, the Government of Pakistan granted an additional six-month extension in the existing terms of the Jacobabad Exploration License so as to enable the Company to drill a substitute well for the previously abandoned wells with a commitment and obligation to expend an additional $1,100,000. The Company was granted a second renewal of the license to November 28, 2000 to drill an exploration well. This second renewal period is dependent on the Company fulfilling its obligations of drilling the replacement well. The Company is currently working on the arrangements

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 2 - OIL AND GAS PROPERTIES (Continued)

         to begin drilling the well. The Company is required under the concession agreement to have on deposit with its bank prior to drilling a total of $1,100,000 per well to cover the minimum expenditure obligation with respect to the replacement well and, ultimately, the exploration well for the second renewal period.

         The Company met the deposit requirement for the replacement well prior to June 30, 2000, but has not yet deposited the $1,100,000 for the succeeding exploration well. The Federal Government of the Islamic Republic of Pakistan granted the extension under the condition that the Company immediately start seismic survey in the block and provide a copy of the executed contract with the service contractor. The Company, as of the date of our audit report, is working on providing the necessary documents and performing the necessary work in order to be in compliance with the agreement. Any default in meeting the requirements, however, prior to the expiration of the renewal license, could result in the automatic termination of the Jacobabad License and revocation of the Jacobabad Petroleum Concession Agreement and recovery of liquidated damages of approximately $1,100,000.

         On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid and the option exists for the life of the Pakistan concession. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of September 30, 2000.

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

         In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 3). This liability may be paid during each year in the form of $10,000 per drill site and certain royalty payments. As of September 30, 2000, the remaining liability under this obligation was $57,114.

         During the year ended June 30, 1997, the Companies received $800,000 as a joint venture investment in certain of the Companies oil and gas properties. In June 1997, the Companies entered into agreements representing $500,000 of the joint venture investors to repurchase their interests for a total of 250,000 shares of common stock and notes payable totaling $389,000 (see Notes 6 and 3, respectively). During the year ended June 30, 1998, the Companies acquired the remaining $300,000 joint venture interest for 150,000 shares of common stock (valued at $1.50 per share) and a note payable of $121,564 with additional payments made to that individual prior to the

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 2 - OIL AND GAS PROPERTIES (Continued)

         consummation of that transaction.

         On May 9, 2000, the Companies entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. to sell the U.S. oil, gas and mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000 as well as the date of this report, a total of $750,000 of the $4,000,000 had been received by the Company which has been recorded in the accompanying consolidated balance sheet as a deposit on the sale of assets as of June 30, 2000. The Company is uncertain as to when or if the remaining $3,250,000 will be received, and accordingly, has not recorded the sale effective until the remaining funds are received.

         Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets", the Company has recorded an asset impairment loss of $11,643,262 for the year ended June 30, 2000 summarized as follows:

            Capitalized oil and gas properties included
              as part of the sale .............................   $ 16,247,874
            Accumulated amortization on capitalized costs .....       (824,307)
            Property and equipment included as part of the sale        219,695
                                                                  ------------

            Total assets included in the sale .................     15,643,262
            Proposed proceeds of sale .........................     (4,000,000)
                                                                  ------------
            Recognized loss on impairment .....................   $ 11,643,262
                                                                  ============

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of September 30, 2000 and June 30, 2000, respectively:

                                                      SEP 30, 2000 JUNE 30, 2000
                                                       ----------   ----------
            Note payable bearing no interest;
              payable $175,000 the first year
              and $250,000 annually thereafter
              until paid in full; secured by
              certain oil and gas assets ............  $   57,114   $  132,140

            Original issue discount note payable
              with a face value of $1,500,000 bearing
              no interest, due March 17, 2002,
              secured by certain oil and gas

              properties (see note below) ...........   1,500,000    1,500,000

            Notes payable to various individuals,
              non-interest bearing, due on demand,
              unsecured .............................     610,000      610,000

            Note payable to Company's President,
              non-interest bearing, due on demand,
              unsecured .............................      30,000       30,000
                                                       ----------   ----------
            Balance Forward .........................  $2,197,114   $2,272,140
                                                       ----------   ----------

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30 2000 and June 30, 2000


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

                                                        SEP 30, 2000  JUNE 30, 2000
                                                        -----------    -----------
            Balance Forward .........................   $ 2,197,114    $ 2,272,140

            7% notes payable, due September 15, 1995,
            secured by working interest in oil and
            gas properties ..........................        38,117         38,117
                                                        -----------    -----------

            Total notes payable and long-term debt ..     2,235,231      2,310,257

            Less: unamortized discount ..............      (245,702)      (294,843)
                                                        -----------    -----------

            Net notes payable and long-term debt ....     1,989,529      2,015,414

            Less: related party note ................       (30,000)       (30,000)

            Less: current portion ...................      (739,529)      (765,414)
                                                        -----------    -----------

            Long-Term Liabilities ...................   $ 1,220,000    $ 1,220,000
                                                        ===========    ===========

         In connection with the $1,500,000 note payable, the Company has the right to call the loan at its face value of $1,500,000. When the Company calls the note, the investor has 20 days to exercise the conversion of the note into shares of common stock at $1.00 per share or receive payment of funds. The Company originally agreed to arrange third party escrow of 2,000,000 free-trading shares of common stock to secure the Company's covenant to register the stock. If the shares were not registered within 90 days, the Company further agreed to pay a penalty of 3% of the face value of the note, in either common stock or cash for each full month the Registration Statement is not declared effective. Accordingly, the Company issued 583,659 shares of common stock valued at $270,002 as a result of this penalty fee for the year ended June 30, 2000, and an additional 258,239 shares for the quarter ended September 30, 2000.

         The following are the scheduled annual payments of notes payable and long-term debt:

             YEAR ENDING JUNE 30,
             -------------------
                     2001                               $  769,529
                     2002                                1,220,000
                     2003                                   -
                     2004                                   -
                     2005                                   -
                     2006 and thereafter                    -
                                                        ----------
                                                        $1,989,529
                                                        ==========

         Discounts on non-interest bearing notes payable have been determined using an imputed interest rate ranging from 10% to 15%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 4 - CAPITAL LEASE OBLIGATIONS

         The Company entered into certain lease agreements during the years ended June 30, 1998 and 1997 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of 32 to 60 months with total monthly lease payments of $662.

         The following are the scheduled annual payments on these capital leases:

              YEAR ENDING JUNE 30,
              -------------------
                     2001                                  $  5,477
                     2002                                     3,355
                     2003                                     2,278
                     2004                                      -
                     2005                                      -
                                                           --------

            Total minimum lease commitments ............     11,110
            Less: Executory costs
              (such as taxes and insurance)
              included in capital lease payments .......       (600)
                                                           --------
            Net minimum lease payments .................     10,510
            Less: amount representing interest .........     (1,640)
                                                           --------
            Total capital lease obligations ............      8,870
            Less: current portion ......................     (2,627)
                                                           --------
            Total Long-Term Capital Lease Obligations ..   $  6,243
                                                           ========

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

         Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercised before September 30, 1999. At September 30, 2000, the remaining 41,500 preferred shares are no longer convertible. The Company has the right to redeem these shares for $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


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

         During the three months ended September 30, 2000, the Company issued 8,443,249 shares of common stock at $0.30 per share for a total of $2,532,975. As discussed in Note 3, the Company issued 258,239 shares of common stock valued at $134,999 as a result of a penalty fee related to a late Registration filing for certain shares of stock.

         During the three months ended September 30, 2000, the Company issued 599,225 shares of common stock to various entities at $0.30 per share for the satisfaction of debt.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 7 - COMMON STOCK WARRANTS

          Prior to the year ended June 30, 2000, the Company had 16,030,000 outstanding warrants. In the year ended June 30, 2000, the Company issued a total of 3,575,000 warrants at varying exercise prices and expiration dates. 8,180,000 warrants expired unexercised, leaving a remaining balance of 11,425,000 warrants outstanding as of September 30, 2000. A recap of the various warrants are described below.

          The Board of Directors of the Company have granted to officers and directors 7,730,000 warrants to acquire common shares of the Company as follows:

          NAME               NUMBER OF SHARES   EXPIRATION DATE   EXERCISE PRICE
          ----               ----------------   ---------------   --------------
          Bradley J. Simmons      200,000          4/17/2004          $1.38
                                  150,000          11/4/2004          $2.31
                                  125,000           5/1/2005          $1.25
                                  250,000          6/18/2005          $3.97
                                  450,000          9/21/2005          $5.00
                                  250,000          11/5/2005          $3.50
                                  250,000          12/9/2005          $4.03
                                  400,000           1/6/2006          $3.00
                                  200,000           1/6/2006          $1.56
                                ---------
                       Total    2,275,000

          Gerald N. Agranoff      125,000          4/17/2004          $1.38
                                  150,000          11/4/2004          $2.31
                                  125,000           5/1/2005          $1.25
                                  250,000          6/18/2005          $3.97
                                  350,000          9/21/2005          $5.00
                                  250,000          11/5/2005          $3.50
                                  250,000          12/9/2005          $4.03
                                ---------
                       Total    1,500,000

          Linda F. Gann             5,000           5/1/2005          $1.25
                                   55,000          6/18/2005          $3.97
                                   10,000          12/9/2005          $4.03
                                    5,000           5/4/2006          $1.56
                                ---------
                       Total       75,000

          Don D. Henrich           30,000          3/15/2001          $2.00
                                   25,000          3/15/2001          $4.00
                                  125,000          6/29/2005          $5.31
                                  200,000          9/21/2005          $5.00
                                  250,000          11/5/2005          $3.50
                                  250,000          12/9/2005          $4.03
                                  400,000           1/6/2006          $3.00
                                  200,000           1/6/2006          $1.56
                                ---------
                       Total    1,480,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000

NOTE 7 -  COMMON STOCK WARRANTS (Continued)

          NAME               NUMBER OF SHARES   EXPIRATION DATE   EXERCISE PRICE
          ----               ----------------   ---------------   --------------

          Hooman Zadeh            125,000          9/21/2005        $5.00
                                  250,000          11/5/2005        $3.50
                                  400,000           1/6/2006        $3.00
                                  150,000           1/6/2006        $1.56
                                ---------
                      Total       925,000

          Gilbert Torner          125,000          9/21/2005        $5.00
                                  250,000          11/5/2005        $3.50
                                  400,000           1/6/2006        $3.00
                                  100,000           1/6/2006        $1.56
                                ---------
                      Total       875,000

          Malfred Welser          125,000           3/4/2006        $2.50
                                  150,000           1/6/2006        $1.56
                                ---------
                      Total       275,000

          Chuck Valeschini        125,000          3/17/2007        $0.50
                                ---------

          George Von Canal        125,000          3/17/2007        $0.75
                                ---------

          Eli Bebort               75,000          5/17/2006        $1.50
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

          During the year ended June 30, 1998, the Company established a three member "Disclosure Committee" comprised of certain of the Company's attorneys and market relations consultants. As of September 30, 2000, a total of 150,000 warrants have been issued to these parties. These warrants are exerciseable within seven years of issuance at prices ranging from $0.75 to $1.25 per share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


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

NOTE 8 -  INCOME TAXES

          Through September 30, 2000, the Companies have sustained net operating loss carryforwards totaling approximately $14,596,353 that may be offset against future taxable income through 2020. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2000 and June 30, 2000


NOTE 9 -  COMMITMENTS AND CONTINGENCIES

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

          A shareholder of the Company previously asserted a right to the exercise (by the payment of money) of 800,000 warrants for common stock at the exercise price of $1.50 per share. The Company disputed this right. If asserted successfully in litigation, the potential claims for financial relief would be attorneys fees and the loss, if any, resulting in the difference between the stock value on the date of intended exercise versus the stock price on the date the court permits such exercise. The ultimate outcome, however, cannot be readily determined. There have not been any discussions between this shareholder and the Company since 1998.