Form 10-Q
period 2000-12-31
AMERICAN ENERGY GROUP LTD
filed 2001-02-20
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        DECEMBER 31, 2000
                              -----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                                -------------        --------------
Commission File Number:                   0-26402
                         -------------------------------------------------

                         THE AMERICAN ENERGY GROUP, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     87-0448843
--------------------------------------------------------------------------------
(state or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

    P O BOX 105 SIMONTON, TEXAS                         77476
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)


            (281)-346-0414
----------------------------------------------------
(Registrant's telephone number, including area code)


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

                            64,018,814 COMMON SHARES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31, 2000  JUNE 30, 2000
                                             (UNAUDITED)        (AUDITED)
                                           -----------------  -------------
ASSETS

CURRENT ASSETS
     Cash ................................   $  2,146,290      $  1,344,513
     Receivables .........................        103,463           163,947
     Other current assets ................         80,860            19,660
                                             ------------      ------------

     Total Current Assets ................      2,330,613         1,528,120
                                             ------------      ------------

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
     Properties being amortized ..........     16,565,997        16,247,874
     Properties not subject
       to amortization ...................     12,562,336         8,835,706
     Accumulated amortization ............       (871,428)         (824,307)
     Impairment reserve ..................    (11,643,262)      (11,643,262)
                                             ------------      ------------

     Net Oil and Gas Properties ..........     16,613,643        12,616,011
                                             ------------      ------------

PROPERTY AND EQUIPMENT
     Drilling and related equipment ......        410,164           384,679
     Vehicles ............................        139,801           139,801
     Office equipment ....................         52,834            48,933
     Less: Accumulated depreciation ......       (390,499)         (353,718)
                                             ------------      ------------

     Net Property and Equipment ..........        212,300           219,695
                                             ------------      ------------

OTHER ASSETS
     Debt issue costs ....................         90,758           113,447
     Investments .........................          1,900             1,900
     Deposits and other assets ...........          5,100             5,100
                                             ------------      ------------

     Total Other Assets ..................         97,758           120,447
                                             ------------      ------------

TOTAL ASSETS .............................   $ 19,254,314      $ 14,484,273
                                             ============      ============

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 2000  JUNE 30, 2000
                                                (UNAUDITED)       (AUDITED)
                                              -----------------  -------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
     Accounts payable .......................   $    967,161     $  1,287,337
     Accrued liabilities ....................        724,882          632,329
     Deposit on sale of assets ..............        629,830          750,000
     Notes payable - related party ..........         30,000           30,000
     Lease obligations - current ............          4,094            2,627
     Notes payable - current ................         38,117          765,414
                                                ------------     ------------

     Total Current Liabilities ..............      2,394,084        3,467,707
                                                ------------     ------------

LONG-TERM LIABILITIES
     Notes payable and long-term debt .......      1,220,000        1,220,000
     Capital lease obligations ..............          8,288            6,243
                                                ------------     ------------

     Total Long-Term Liabilities ............      1,228,288        1,226,243
                                                ------------     ------------

     Total Liabilities ......................      3,622,372        4,693,950
                                                ------------     ------------

SHAREHOLDERS' EQUITY
     Convertible preferred stock par value
     $.001 per share authorized 20,000,000
     shares issued and outstanding
     At June 30, 2000:  41,500 shares
     At December 31, 2000:  41,500 shares ...             42               42

     Common stock, par value $.001
     per share, authorized: 80,000,000
     shares, issued and outstanding:
     At June 30, 2000:  35,297,881 shares
     At December 31, 2000:  58,794,806 shares         58,795           35,298

     Paid in excess of par value ............     34,130,524       24,395,789


     Accumulated deficit ....................    (18,557,419)     (14,640,806)
                                                ------------     ------------


     Net Shareholders' Equity ...............     15,631,942        9,790,323
                                                ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..   $ 19,254,314     $ 14,484,273
                                                ============     ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,
                                                2000           1999           2000           1999
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                             -----------    -----------    -----------    -----------
REVENUES
     Oil and gas sales ...................   $   485,272    $   476,763    $ 1,073,295    $   792,475
     Lease operating and production costs        194,995        181,204        374,266        341,108
                                             -----------    -----------    -----------    -----------

        Gross Profit .....................       290,277        295,559        699,029        451,367
                                             -----------    -----------    -----------    -----------

OTHER EXPENSES
     Legal and professional fees .........       172,288         42,312        387,991        122,953
     Administrative salaries .............        33,604         24,150         66,354         41,400
     Office overhead expense .............         5,489         10,594         13,709         23,827
     Depreciation and amortization expense        25,646          5,349         53,483          8,730
     General and administrative expense ..        28,554         37,824         48,634         58,577
                                             -----------    -----------    -----------    -----------

        Total Other Expenses .............       265,581        120,229        570,171        255,487
                                             -----------    -----------    -----------    -----------

NET OPERATING PROFIT (LOSS) ..............        24,696        175,330        128,858        195,880
                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income .....................             0          3,393            868          8,076
     Debt issue costs ....................       (11,345)             0        (22,690)             0
     Loss on asset sales .................             0              0              0         (4,416)
     Restricted shares issued to directors    (2,484,000)                   (2,484,000)
     Shares issued to retire warrants ....    (1,490,125)                   (1,490,125)
     Interest expense ....................          (292)          (652)       (49,524)          (862)
                                             -----------    -----------    -----------    -----------

        Net Other Income (Expenses) ......    (3,985,762)         2,741     (4,045,471)         2,798
                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE TAX .............    (3,961,066)       178,071     (3,916,613)       198,678

     Federal Income Tax ..................             0              0              0              0
                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS) FOR PERIOD .............   ($3,961,066)   $   178,071    ($3,916,613)   $   198,678
                                             ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE ................         (0.08)         0.005          (0.08)         0.006
                                             ===========    ===========    ===========    ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS     SIX MONTHS
                                                           ENDED          ENDED
                                                        DECEMBER 31    DECEMBER 31
                                                           2000           1999
                                                        (UNAUDITED)    (UNAUDITED)
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ...................................   ($3,916,613)   $   198,678
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization .....................       106,592        185,436
  Less amount capitalized to oil & gas properties ...       (30,419)       (21,371)
  Common stock issued for services rendered .........       179,768           --
  Restricted common stock issued to directors .......     2,484,000           --
  Common stock issued for warrant retirement ........     1,490,125           --
  Common stock issued for penalty fee ...............       225,000           --
Changes in operating assets and liabilities:
  (Increase) decrease in receivables ................        60,484        (89,135)
  (Increase) decrease in deposits and other assets ..       (61,200)           240
  (Increase) decrease in other current assets .......             0         (5,599)
  Increase (decrease) in accounts payable ...........      (320,176)      (253,344)
  Increase (decrease) in accrued expenses and
    other current liabilities .......................        92,553         40,186
                                                        -----------    -----------

     Cash Provided by (Used in) Operating Activities        310,114         55,091
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties ...........    (1,882,578)    (1,743,600)
  Proceeds from the sale of equipment ...............          --           10,000
  Expenditures for other property and equipment .....       (29,386)        (6,089)
                                                        -----------    -----------

     Cash Provided By (Used in) Investing Activities     (1,911,964)    (1,739,689)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities ...........................          --        1,100,000
  Proceeds from the issuance of common stock ........     3,602,355        100,000
  Expenditures for offering costs ...................      (354,773)      (327,673)
  Proceeds from the issuance of convertible
    voting preferred stock ..........................          --          400,000
  Payments on notes payable and long-term liabilities      (843,955)      (204,113)
                                                        -----------    -----------

     Cash Provided By (Used in) Financing Activities      2,403,627      1,068,214
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................       801,777       (616,384)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .......     1,344,513      1,196,566
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS END OF PERIOD .............   $ 2,146,290    $   580,182
                                                        ===========    ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD JUNE 30, 2000 THROUGH DECEMBER 31, 2000
                                  (UNAUDITED)


                                                                             CONVERTIBLE VOTING         CAPITAL IN
                                                 COMMON STOCK                 PREFERRED STOCK           EXCESS OF      ACCUMULATED
                                            SHARES          AMOUNT          SHARES         AMOUNT       PAR VALUE        DEFICIT
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance, June 30, 2000 ...............     35,297,881    $     35,298          41,500   $         42   $ 24,395,789    ($14,640,806)

Common stock issued for cash
   @ $0.30 per share .................      8,443,249           8,443            --             --        2,524,532            --

Common stock issued upon
  conversion of debt @ $0.30 per share        599,225             599            --             --          179,169            --

Common stock issued issued in
  satisfaction of penalty fee at an
  average price of $0.53 per share ...        258,239             258            --             --          134,741            --

Cancellation of common stock - net ...       (133,684)           (134)           --             --              134            --

Offering costs related to the
  issuance of common stock ...........           --              --              --             --         (300,000)           --

Common stock issued for cash
   @ $0.30 per share .................      3,564,600           3,565            --             --        1,065,815            --

Common stock issued upon conversion
  of debt @ an average price
  of $0.63 per share .................      3,366,079           3,367            --             --        2,128,391            --

Common stock issued upon retirement
  of warrants @ $0.80 per share ......      1,862,500           1,862            --             --        1,488,263            --

Common stock issued to directors at an
  average price of $0.46 per share ...      5,400,000           5,400            --             --        2,478,600            --

Common stock issued issued in
  satisfaction of penalty fee at an
  average price of $0.66 per share ...        136,717             137            --             --           89,863            --

Offering costs related to the
  issuance of comon stock ............           --              --              --             --          (54,773)           --

Net (loss) for the six months
  ended December 31, 2000 ............           --              --              --             --             --        (3,916,613)
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance, December 31, 2000 ...........     58,794,806    $     58,795          41,500   $         42   $ 34,130,524    ($18,557,419)
                                         ============    ============    ============   ============   ============    ============

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         As of December 31, 2000, a total of $750,000 of the $4,000,000 purchase price had been received by the Companies and thus the sale has not been completed. The continuation of future operations in Pakistan is dependent upon either receiving the remaining $3,250,000 from the sale or obtaining funds from other sources. If the sale is not completed, the $750,000 deposit must be returned as a loan repayment. Once the U.S. operations are sold, the Company intends to focus primarily on the development of the Pakistan concession with its subsidiary, Hycarbex.

         In addition, the Concession Agreement (Note 2) with the government of Pakistan has expired. Management is currently trying to negotiate the extension of the agreement and is operating as though the agreement has been extended. In the event that the Concession Agreement is not extended by the Government of Pakistan, the Company would loose their rights to explore and develop the property and the $12,562,336 in capitalized costs would be written off. Management currently expects that the agreement will be extended.

         As of December 31, 2000, the Companies have completed a private placement whereby 12,007,849 shares of its common stock has been issued for $3,602,355. A significant amount of these proceeds are being allocated to the development of the Pakistan concession mentioned above.

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

         OIL AND GAS PROPERTIES

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. No interest was capitalized during the three and six months ended December 31, 2000 and December 31, 1999. In addition, depreciation capitalized during the three and six months ended December 31, 2000 and 1999 totaled $15,210 and $30,419, and, $15,599 and
         $21,371, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.

         Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2000 and 1999, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $22,465 and $47,121 and $88,579 and $66,756 has been recognized in the accompanying consolidated financial statements for the three and six months ended December 31, 2000 and 1999, respectively, on proved and impaired or abandoned oil and gas properties.


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

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the three and six months ended December 31, 2000 and 1999, the Companies incurred total depreciation of $18,391 and $18,391, and, $11,778 and $18,322, respectively.

         In accordance with full cost accounting, $15,210 and $30,419, and, $15,999 and $21,371 of depreciation was capitalized as costs of oil and gas properties for the three and six months ended December 31, 2000 and 1999, respectively, as previously discussed.

         g.  Basic Income Per Share of Common Stock For the Six Months Ended

                                                   DECEMBER 31
                                         ------------------------------
                                             2000              1999
                                         ------------      ------------

         Income (numerator) ........     $ (3,916,613)     $    198,678

         Shares (denominator) ......       51,629,858        33,247,555
                                         ------------      ------------
         Per share amount ..........     $      (0.08)     $      0.006
                                         ============      ============


         h. Concentrations of Risk

         From time to time, the cash balances in the Companies bank accounts exceed Federally insured limits. At December 31, 2000 and June 30, 2000, the balances in excess of the limits were approximately $2,046,290 and $1,244,513, respectively. Of these balances, approximately $1,078,662 and $1,206,228, respectively, was in the country of Pakistan.

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

         k.  Debt Issuance Costs

         In connection with the receipt of the $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortizes these costs over the term of the note payable (2.5 years) as follows:
                                                            DECEMBER 31,
                                                               2000
                                                             ---------

         Total costs incurred ......................         $ 162,067
         Accumulated amortization ..................           (71,309)
                                                             ---------

         Net Debt Issuance Costs ...................         $  90,758
                                                             =========


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

NOTE 2 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the six months ended December 31, 2000 and year ended June 30, 2000, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those periods.

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

         Effective May 29, 1999, the Government of Pakistan granted an additional six-month extension in the existing terms of the Jacobabad Exploration License so as to enable the Company to drill a substitute well for the previously abandoned wells with a commitment and obligation to expend an additional $1,100,000. The Company was granted a second extension to November 28, 2000 to drill an exploration well. This second renewal period was dependent on the Company fulfilling its obligations of drilling the replacement well. The Company fulfilled this obligation by drilling another exploration well in January of 2001.

         The Company is required under the concession agreement to have on deposit with its bank prior to drilling a well a total of $1,100,000 per well to cover the minimum expenditure obligation with respect to drilling a well.

         The Company met the deposit requirement for the replacement well prior to June 30, 2000, but had not yet deposited the $1,100,000 for the succeeding exploration well.

         The Federal Government of the Islamic Republic of Pakistan granted the extension under the condition that the Company immediately start seismic survey in the block and provide a copy of the executed contract with the service contractor. The Company is working on providing the necessary documents and performing the necessary work in order to be in compliance with the agreement. Any default in meeting the requirements, however, prior to the expiration of the renewal license, could result in the automatic termination of the Jacobabad License and revocation of the Jacobabad Petroleum Concession Agreement and recovery of liquidated damages of approximately $1,100,000.

         On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid and the option exists for the life of the Pakistan concession. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of December 31, 2000. As part of compensation arrangements with key management, the Company established a royalty pool consisting of a 1% overriding royalty on the Pakistan concession upon discovery and establishment of production.

         The concession agreement also required Hycarbex to provide a bank guaranty for $551,000 which was done by an unrelated surety company. That surety company received common stock of the Company as compensation for providing the bond.

         In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 3). This liability may be paid during each year in the form of $10,000 per drill site and certain royalty payments. As of December 31, 2000, there was no liability remaining under this obligation.

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

         On May 9, 2000, the Companies entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. to sell the U.S. oil, gas and mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000, a total of $750,000 of the $4,000,000 had been received by the Company which has been recorded in the accompanying consolidated balance sheet as a deposit on the sale of assets as of June 30, 2000. The Company has initiated litigation to cancel this agreement and even if unsuccessful, is uncertain as to when or if the remaining $3,250,000 will be received, and accordingly, has not recorded the sale effective December 31, 2000.

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
                                                                  ============

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of December 31, 2000 and June 30, 2000, respectively:

                                                            DEC 31, 2000  JUNE 30, 2000
                                                            ------------  -------------
                                                            (UNAUDITED)
                                                            -----------
         Note payable bearing no interest;
          payable $175,000 the first year and
          $250,000 annually thereafter until
          paid in full; secured by certain
          oil and gas assets ............................   $         0    $   132,140

         Original issue discount note payable
          with a face value of $1,500,000
          bearing no interest, due March 17, 2002,
          secured by certain oil and
          gas properties (see note below) ...............     1,500,000      1,500,000

         Notes payable to various individuals,
         non-interest bearing, due on demand, unsecured .             0        610,000

         Note payable to Company's President,
          non-interest bearing, due on demand, unsecured         30,000         30,000
                                                            -----------    -----------


         7% notes payable, due September 15, 1995,
          secured by working interest in
          oil and gas properties ........................        38,117         38,117
                                                            -----------    -----------


         Total notes payable and long-term debt .........     1,568,117      2,310,257

         Less: unamortized discount .....................      (280,000)      (294,843)
                                                            -----------    -----------

         Net notes payable and long-term debt ...........     1,288,117      2,015,414

         Less: related party note .......................       (30,000)       (30,000)

         Less: current portion ..........................       (38,117)      (765,414)
                                                            -----------    -----------

         Long-Term Liabilities ..........................   $ 1,220,000    $ 1,220,000
                                                            ===========    ===========

         In connection with the $1,500,000 note payable, the Company has the right to call the loan at its face value of $1,500,000. When the Company calls the note, the investor has 20 days to exercise the conversion of the note into shares of common stock at $1.00 per share or receive payment of funds. The Company originally agreed to arrange third party escrow of 2,000,000 free-trading shares of common stock to secure the Company's covenant to register the stock. If the shares were not registered within 90 days, the Company further agreed to pay a penalty of 3% of the face value of the note, in either common stock or cash for each full month the Registration Statement is not declared effective. Accordingly, the Company issued 583,659 shares of common stock valued at $270,002 as a result of this penalty fee for the year ended June 30, 2000, and an additional 394,956 shares for the six months ended December 31, 2000. The Company has filed a registration statement which has not been declared effective.

         The following are the scheduled annual payments of notes payable and long-term debt:

                  YEAR ENDING JUNE 30,
                     2001                               $   68,117
                     2002                                1,220,000
                     2003                                   -
                     2004                                   -
                     2005                                   -
                     2006 and thereafter                    -
                                                        ----------

                                                        $1,288,117
                                                        ==========

         Discounts on non-interest bearing notes payable have been determined using an imputed interest rate ranging from 10% to 15%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

NOTE 4 - CAPITAL LEASE OBLIGATIONS

         The Company entered into certain lease agreements during the years ended June 30, 1998 and 1997 and three months ended December 31, 2000 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of 32 to 60 months with total monthly lease payments of $784.

         The following are the scheduled annual payments on these capital leases:

                  YEAR ENDING JUNE 30,
                     2001                               $    7,144
                     2002                                    4,822
                     2003                                    3,256
                     2004                                   -
                     2005                                   -
                                                        ----------
         Total minimum lease commitments                    15,222
         Less: Executory costs (such as
               taxes and insurance)
               included in capital lease payments             (700)
                                                        ----------
         Net minimum lease payments                         14,522
         Less: amount representing interest                 (2,140)
                                                        ----------

         Total capital lease obligations                    12,382
         Less: current portion                              (4,094)
                                                        ----------

         Total Long-Term Capital Lease Obligations      $    8,288
                                                        ==========

NOTE 5 - CONVERTIBLE VOTING PREFERRED STOCK

         On September 22, 1994, the board of directors of the Company approved the issuance of 2,074,521 shares of the authorized preferred stock of the Company, to be issued in a series, to be known as the "Convertible Voting Preferred Stock, $.025 Non-Cumulative Dividend". A corresponding certificate of issuance was filed with the State of Nevada. Holders of these shares are entitled to a noncumulative, preferential dividend of $.025 per share per annum, when declared by the board of directors, payable from the surplus, net profits or assets of the Company. At any time after September 30, 1999, the conversion election expires and the board of directors of the Company may elect to redeem this Convertible Voting Preferred Stock at a redemption price of $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be convertible into five shares of the common stock of the Company.

         Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert terminated for shares not exercised before September 30, 1999, which total 41,500. At December 31, 2000, the remaining 41,500 preferred shares are no longer convertible. The Company has the right to redeem these shares for $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

         During the years ended June 30, 2000, 1999 and 1998, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 60,496 shares of convertible voting preferred stock were converted into 302,500 shares of the Company's common stock in 2000, 433,467 shares of convertible voting preferred stock were converted into 2,167,330 shares of the Company's common stock in 1999 and 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of the Company's common stock in 1998 (Note 6). A total of 41,500 convertible voting preferred shares were not converted.

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

         During the six months ended December 31, 2000, the Company issued 12,007,849 shares of common stock at $0.30 per share for a total of $3,602,355. As discussed in Note 3, the Company issued 394,956 shares of common stock valued at $224,999 as a result of a penalty fee related to a late Registration filing for certain shares of stock.

         During the six months ended December 31, 2000, the Company issued 3,965,304 shares of common stock to various entities at an average price of $0.63 per share for the satisfaction of debt.

         During the six months ended December 31, 2000, the Company issued 1,862,500 shares of common stock to various entities at $0.80 per share to retire outstanding warrants.

         During the six months ended December 31, 2000, the Company issued 5,400,000 shares of restricted common stock to officers and directors of the Company at $0.46 per share.


NOTE 7 - COMMON STOCK WARRANTS

          Prior to the year ended June 30, 2000, the Company had 16,030,000 outstanding warrants. In the year ended June 30, 2000, the Company issued a total of 3,575,000 warrants at varying exercise prices and expiration dates. 8,180,000 warrants expired unexercised, leaving a remaining balance of 11,425,000 warrants outstanding as of September 30, 2000. Subsequent to September 30, 2000, the Company issued 556,529 warrants with an exercise prices of $0.36 per share related to offering costs of the private placement. During the three months ended December 31, 2000, the Company issued 1,862,500 shares of common stock and paid $13,000 in cash to retire 9,725,000 warrants. In addition, 1,450,000 held by officers and directors of the Company were returned to the Company, leaving a balance of 150,000 warrants outstanding in former or present management as of December 31, 2000 as summarized below:

          NAME              NUMBER OF SHARES  EXPIRATION DATE  EXERCISE PRICE
          -------------     ----------------  ---------------  --------------
          Linda F. Gann           5,000         5/1/2005          $1.25
                                 55,000         6/18/2005         $3.97
                                 10,000         12/9/2005         $4.03
                                  5,000         5/4/2006          $1.56
                                  -----
                      Total      75,000
                                 ------

          Eli Bebout             75,000         5/17/2006         $1.50
                                 ------

          Total warrants outstanding as of December 31, 2000, including those issued to former or present management, are 806,529.

NOTE 8 -  INCOME TAXES

          Through December 31, 2000, the Companies have sustained net operating loss carryforwards totaling approximately $18,557,419 that may be offset against future taxable income through 2020. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.


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

          The Company leases office space in Simonton, Texas at a monthly cost of $1,033 plus utilities. The lease expired during November 2000 at which time the Company began leasing the space on a month-to-month basis at $1,200 per month

          The Companies have minimum lease and royalty obligations associated with their oil and gas properties of $77,300 annually, see also
          Note 2.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect our current expectations which are based on our historical operating trends, estimates, proved reserves and other information currently available to us. This statement assume, among other things, (i) that no significant changes will occur in the operating environment of our oil and gas properties, and (ii) that there will be no material acquisition or divestitures beyond those specifically mentioned. We caution that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development, and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserves operations, and production risks, regulatory risks, counterparty risk and lack of capital resources. Many of these risks are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission in October 2000. We may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.


SUMMARY OF BUSINESS AND RECENT ACTIVITIES

As of December 31, 2000, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas oil and gas properties. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan. During this quarter we spudded an exploration well in Pakistan which was subsequently plugged and abandoned as non-commercial. (See "PAKISTAN OPERATIONS")

Historically, we have financed all of our operations with loan proceeds and with proceeds from the sale of privately placed securities. We currently have an increasing revenue stream from the sale of oil produced from our Texas properties, outside funds derived from future loans, sales of securities or other outside sources but we will need for continued development of both our domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to finance the development of these properties.

In May of 2000, we entered into an agreement with Northern Lights Energy, Ltd. to sell all of the Texas oil and gas leases, equipment and the stock of its operating subsidiary for four million dollars. In October

2000, we initiated litigation to cancel the agreement, while commencing negotiations with other interested parties. If a sale is ultimately consummated, we intend to use certain of the sale proceeds for development of the Pakistan concession, but the Company's sole source of revenues from existing operations would terminate with the sale. Subsequent to such a sale, we can fund our ongoing operations only by using a cash reserve from the sale proceeds or funds derived from future loans, sales of securities or other outside sources. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS", "TEXAS GULF COAST OPERATIONS" and "LEGAL PROCEEDINGS")

We use the full cost method of accounting for our oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax.

The contract to sell the Texas assets to Northern Lights Energy, Ltd. provided for a purchase price of $4,000,000. As of June 30, 2000, as well as the date of this report, a total of $750,000 of the $4,000,000 had been received by the Company. Pursuant to SFAS 121, " Accounting for the Impairment of Long-Lived Assets", the Company has recorded an asset impairment loss of $11,643,262 for the year ended June 30, 2000 to reflect the write-down of the book value of assets included in the potential sale at the negotiated sales price of $4,000,000. The Company's financial statements currently reflect $12,562,336 in capitalized Costs related to the Pakistan concession.

TEXAS GULF COAST OPERATIONS

We currently own and operate a total of 107 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to our acquisition of the properties and most of these wells were inactive at the time of such acquisition. During the three (3) months ending December 31, 2000, we drilled one new well in these fields which has subsequently been plugged and abandoned as a dry hole.

In addition to new developmental wells already drilled, we continued our efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. These reactivation activities are being maintained at a minimum level pending the outcome of the lawsuit to cancel the agreement to sell the Texas oil and gas leases to Northern Lights Energy, Ltd. described in the summary above, and described in the paragraph below. During the quarter ended December 31, 2000, an average of thirty (30) of our 107 wells were producing daily with varying production ranging from 2 barrels per day to 50 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Quoted oil prices during the quarter for sales of oil by the Company during the quarter averaged $30.92 per barrel.


During the quarter ended March 31, 2000, we initiated negotiations with interested parties for the sale of the Texas oil and gas leases in order to focus our exploration activities on our Pakistan concession and in order to raise a portion of the working capital necessary to continue such activities. During the final quarter of the fiscal year ending June 30, 2000, and after consideration of the relative terms of a number of verbal and written offers to purchase these assets, we entered into an agreement to sell for four million dollars all of the Texas oil and gas leases, Texas-based equipment and the stock of its operating subsidiary, The American Energy Operating Corp. to Northern Lights Energy, Ltd. A sale of the Texas oil and gas leases would eliminate our current source of operating revenues, as our previous exploration activities on our Pakistan concession were unsuccessful. As of the date of this report, Northern Lights Energy, Ltd. has failed to close the transaction and we have taken the position that Northern Lights Energy, Ltd. is no longer entitled to purchase the oil and gas leases under the existing contract. We have initiated litigation during the quarter commencing October 1, 2000, to cancel the contract and we have begun preliminary efforts to market the oil and gas leases to alternative prospective purchasers. There can be no assurances that such marketing efforts will be successful. Additionally, under the terms of the contract with Northern Lights Energy, Ltd., if the purchase transaction does not close, for any reason, we must repay to Northern Lights Energy, Ltd. the $750,000 advanced by Northern Lights Energy, Ltd. at the time of the execution of the contract. The repayment must be made out of twenty five percent 25% of the monthly production from the Texas oil and gas leases. The non-availability of this twenty five percent (25%) portion of monthly production until the indebtedness is repaid could have an adverse affect on us. (See "LEGAL PROCEEDINGS").

In the event that the Texas oil and gas leases are not sold in the near term, we anticipate that our domestic fields will continue to experience a very gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. We believe that such steadily increasing domestic production in an environment of favorable oil prices would generate a portion of the operating capital necessary to maintain our ongoing reactivation and development programs. However, if these oil and gas leases are not sold, as anticipated, we believe that we must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level, because several of the Texas leases require continuous development at specified time intervals. Generally, the failure to comply with these time sensitive development obligations, unless extended by contract, will result in the automatic forfeiture of the undeveloped portions of the particular lease. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

PAKISTAN OPERATIONS

In the initial five years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, we have expended in excess of $11.0 Million in acquisition, geological, seismic, drilling and associated costs. We have commenced four exploratory wells and drilled three of such wells to the target depth on the Jacobabad concession to date without achieving a commercial discovery. We have encountered natural gas shows in all four wells. We suspended operations on one well pending further testing, plugged one well due to mechanical and downhole difficulties while drilling, and plugged one well due to contact with natural gas containing a high content of hydrogen sulfide and carbon dioxide. The plugging and abandonment of the David #1A well in the spring of 1999 due to the contact with hydrogen sulfide and carbon dioxide triggered a requirement under the exploration license that a substitute well be drilled. Upon the Company's request, the Government of Pakistan extended the commencement deadline for the replacement well to November 30, 2000, subject to continued compliance with all other license requirements. During the current quarter, we spudded our fourth well on the Jacobabad concession named the Jacobabad No. 3. In January 2001 this well, Jacobabad No.3 was plugged and abandoned as non-commercial. Jacobabad 3 penetrated 2 separate zones containing small amounts of hydrocarbon along with hydrogen sulfide, carbon dioxide, and formation waters.

RESULTS OF OPERATIONS

The following discussion compares the financial results for the six months ended December 31, 2000 to the six months ended December 31, 1999.

REVENUES FROM OIL SALES

In the quarter ended December 31, 2000, we incurred a net operating profit of $290,277, with oil and gas sales of $485,272 as compared to a net operating profit of $295,559 on oil and gas sales of $476,763 in the prior fiscal year's quarter ended December 31, 1999. During the quarter ending December 31, 2000, we sold 14,146 barrels of oil net to our interest. Our net barrels of sales generated $485,272 and reflect average daily sales of 155 barrels of oil per day ("BOPD"), net after deducting landowner royalties.

COMPARISON TO PREVIOUS QUARTER ENDED DECEMBER 31, 1999

As compared with the prior quarter ending December 31, 1999 in the previous fiscal year, we realized two percent (2%) increase in revenues from oil sales and an average net oil price increase of thirty-six percent (36%).

NET INCOME

Including other income, foreign and domestic administrative expenses, and interest, we reported a net profit of $24,696 in the quarter ended December 31, 2000, versus a net profit of $175,330 in the prior fiscal year's quarter ended December 31, 1999. Net operating income decreased by $150,634 from the prior year's comparative quarter.

TOTAL ASSETS/SHAREHOLDER'S EQUITY

In the quarter ended December 31, 2000, our Total Assets increased to $19,254,314 over the prior quarter of $17,081,405, or a net increase of 13%. Net Shareholders Equity increased to $15,631,942 as of December 31, 2000, from $9,790,323 as of June 30, 2000, or a net increase of 60%.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

We incurred the obligation to drill a substitute well when we plugged and abandoned our David #1A well in the Spring of 1999 after encountering carbon dioxide and dangerous levels of hydrogen sulfide gas. Other general requirements of the exploration license include the requirement that a minimum of $1,100,000 be maintained on deposit in our Pakistan operating account toward the anticipated costs associated with the drilling of the next required well. If we sell our Texas oil and gas leases, the proceeds would be paid in cash to the Company and would be applied to discharge the existing liens against these assets, operating expenses and the Pakistan deposit and drilling requirements. Currently, we do not have the required $1,100,000 on deposit in Pakistan.

Under the applicable local rules pertaining to petroleum concessions, the Government of Pakistan can revoke the exploration license for any material breach which is not cured within sixty days of written notice of noncompliance. Our subsidiary, Hycarbex, has not received a notice of default as of the date of this report. A failure to make the required deposits after a default notice from the Pakistan Government could result in a forfeiture of the exploration license and a loss of the concession. Upon any revocation of the license, Hycarbex could remain liable to the Pakistan Government for liquidated damages equal to the required deposit amounts.

Our cash position is critical given the requirement to deposit funds to cover the cost of drilling the next well, as well as future development requirements under certain of our Texas oil and gas leases if those leases are not sold in the near future as anticipated. We intend to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet our anticipated near term needs. In conjunction with these efforts, we have retained an investment banking firm to assist in these efforts. We cannot give assurance that these efforts will continue to prove successful. In the event that additional capital raising efforts by the Company are unsuccessful, the likely effects would be the forfeiture of the Pakistan concession. If the Texas oil and gas leases are not sold, the likely result would be a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

The book value of our Total Assets is currently at $15,631,942, based upon the full cost method of accounting for our oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "SUMMARY OF BUSINESS AND RECENT ACTIVITIES" above). The portion of these Total Assets capitalized in connection with the Pakistan concession is $12,562,336. The book value of an oil and gas property which is calculated using the full cost method of accounting does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a very limited in not short-term period. Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves.

We incurred certain long term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999, which debt is convertible at the option of the holder at the rate of one Common share for each one dollar of principal converted. A contractual provision within the lending documents required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. We filed a registration statement on Form S-3 during the current quarter and until it is declared effective, we will incur a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is effective. We have elected to pay the penalty sum in common stock as permitted in the lending documents.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We initiated litigation in Cause No. 115917 in the 240th Judicial District Court of Fort Bend County, Texas, against Northern Lights Energy, Ltd., ("Northern Lights") seeking judicial interpretation of the existing purchase agreement with Northern Lights' which would result in a cancellation of Northern Lights' right to purchase the Texas oil and gas leases under the contract as a result of Northern Lights failure to consummate the purchase in a timely fashion, and which would result in our immediate ability to market the oil and gas leases to alternative prospective purchasers. We likewise requested the Court to appoint a temporary receiver for the sole purpose of prudent management, operation and development of the Texas oil and gas leases during the pendency of the lawsuit but stipulations between the litigants made the appointment of a temporary receiver unnecessary while the other issues in the litigation are being resolved. On October 27, 2000, the Court approved an interim agreement which permits Northern Lights Energy Ltd. to operate the Texas oil and gas leases subject to requirement that they operate in a prudent fashion and that operating expenditures be mutually approved. Under the agreement 75% of production funds are used for operations and the remaining 25% are allocated to Northern Lights Energy Ltd. for debt reduction, in the event that we are successful in canceling the sale contract and must then must repay the $750,000 originally advanced by Northern Lights Energy, Ltd. We anticipate that the final interpretation of the issues in dispute under the purchase agreement will be resolved by the Court in the near term.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending December 31, 2000, is provided below:

COMMON STOCK

A net increase of 14,329,896 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock as of December 31, 2000 to 58,794,806 shares in the following manner:

A total of 3,564,600 Common shares were issued privately place with investors at $0.30 per share.

A total of 136,717 Common shares were issued as "penalty" shares due tardiness in effecting registration of the investors shares and convertible securities purchased in September of 1999.

A total of 3,366,079 Common shares were place with selected individuals who performed geological, geophysical, and technical services for the Company.

A total of 1,862,500 Common shares were issued upon surrender of outstanding warrants.

A total of 5,400,000 restricted Common shares were issued to officers and directors of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

      Not Applicable


ITEM 5. OTHER INFORMATION

      Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (a)   Exhibits
            The Consolidated Financial Statements dated December 31, 2000 and 1999 (unaudited), and June 30, 2000 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

                                   THE AMERICAN ENERGY GROUP, LTD.

              02/16/2001           /s/ CHARLES VALCESCHINI
            --------------         ------------------------------
                                   Charles Valceschini, President


              02/16/2001           /s/ LINDA F. GANN
            --------------         ------------------------------
                                   Linda F. Gann, Secretary