Form 10-Q
period 2001-03-31
AMERICAN ENERGY GROUP LTD
filed 2001-05-21
CIK 843212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended         MARCH 31, 2001
                                            -------------------------


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from                  to
                                         ----------------    -----------------


       Commission File Number:                0-26402
                                      -------------------------



                         THE AMERICAN ENERGY GROUP, LTD.
                    -----------------------------------------
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


                                 (281)-346-0414
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                            59,297,265 COMMON SHARES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31, 2001    JUNE 30, 2000
                                                  (Unaudited)        (Audited)
                                                  ------------     ------------
ASSETS

Current Assets
     Cash                                         $    891,742     $    244,513
     Restricted cash                                   774,986        1,100,000
     Receivables                                       160,063          163,947
     Other current assets                               17,863           19,660
                                                  ------------     ------------

     Total Current Assets                            1,844,654        1,528,120
                                                  ------------     ------------

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
     Properties being amortized                     29,683,410       24,725,831
     Properties not subject
       to amortization                                 551,053          357,749
     Accumulated amortization                      (13,832,314)      (9,302,264)
                                                  ------------     ------------

     Net Oil and Gas Properties                     16,402,149       15,781,316
                                                  ------------     ------------

PROPERTY AND EQUIPMENT
     Drilling and related equipment                    387,267          384,679
     Vehicles                                          139,801          139,801
     Office equipment                                   52,834           48,933
     Less: Accumulated depreciation                   (408,889)        (353,718)
                                                  ------------     ------------

     Net Property and Equipment                        171,013          219,695
                                                  ------------     ------------

OTHER ASSETS
     Debt issue costs                                   82,907          113,447
     Investments                                         1,900            1,900
     Deposits and other assets                           5,100            5,100
                                                  ------------     ------------

     Total Other Assets                                 89,907          120,447
                                                  ------------     ------------

TOTAL ASSETS                                      $ 18,507,723     $ 17,649,578
                                                  ============     ============

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2001    June 30, 2000
                                                  (Unaudited)        (Audited)
                                                  ------------     ------------
LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Accounts payable                             $  1,488,929     $  1,287,337
     Accrued liabilities                               789,679          632,329
     Deposit on sale of assets                         561,420          750,000
     Notes payable - related party                      30,000           30,000
     Lease obligations - current                         3,214            2,627
     Notes payable - current                            38,117          765,414
                                                  ------------     ------------

     Total Current Liabilities                       2,911,359        3,467,707
                                                  ------------     ------------

LONG-TERM LIABILITIES
     Notes payable and long-term debt                1,220,000        1,220,000
     Capital lease obligations                           8,871            6,243
                                                  ------------     ------------

     Total Long-Term Liabilities                     1,228,871        1,226,243
                                                  ------------     ------------

     Total Liabilities                               4,140,230        4,693,950
                                                  ------------     ------------

SHAREHOLDERS' EQUITY
     Convertible preferred stock par value
     $.001 per share authorized 20,000,000
     shares issued and outstanding
     At June 30, 2000:  41,500 shares
     At March 31, 2001:  41,500 shares                      42               42

     Common stock, par value $.001
     per share, authorized: 80,000,000
     shares, issued and outstanding:
     At June 30, 2000: 35,297,881 shares
     At March 31, 2001: 63,465,565 shares               63,465           35,298

     Paid in excess of par value                    36,585,876       25,403,069


     Accumulated deficit                           (22,281,890)     (12,482,781)
                                                  ------------     ------------


     Net Shareholders' Equity                       14,367,493       12,955,628
                                                  ============     ============

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 18,507,723     $ 17,649,578
                                                  ============     ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBISIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   MARCH 31,                            MARCH 31,
                                                           2001              2000               2001               2000
                                                       (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                       -----------        -----------        -----------        -----------
REVENUES
     Oil and gas sales                                 $   452,872        $   507,965        $ 1,526,167        $ 1,300,440
     Lease operating and production costs                  177,741            163,085            552,007            504,193
                                                       -----------        -----------        -----------        -----------

        Gross Profit                                       275,131            344,880            974,160            796,247
                                                       -----------        -----------        -----------        -----------

OTHER EXPENSES
     Legal and professional fees                           179,501             42,120            543,492            165,073
     Administrative salaries                                39,969             20,425            106,323             61,825
     Office overhead expense                                 5,838             10,063             19,547             33,890
     Franchise taxes                                         6,000             17,000             24,000             35,000
     Depreciation and amortization expense               5,612,303              3,381          5,665,786          5,983,292
     General and administrative expense                     55,406             33,836             86,040             74,413
                                                       -----------        -----------        -----------        -----------

        Total Other Expenses                             5,899,017            126,825          6,445,188          6,353,493
                                                       -----------        -----------        -----------        -----------

NET OPERATING PROFIT (LOSS)                             (5,623,886)           218,055         (5,471,028)        (5,557,246)
                                                       -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
     Interest income                                         5,625                225              6,493              8,301
     Debt issue costs                                      (11,896)                 0            (34,586)                 0
     Loss on asset sales                                         0                  0                  0             (4,416)
     Restricted shares issued to directors                       0                  0         (2,484,000)                 0
     Shares issued to retire warrants                     (276,000)                 0         (1,766,125)                 0
     Interest expense                                         (339)            (1,962)           (49,863)            (2,824)
                                                       -----------        -----------        -----------        -----------

        Net Other Income (Expenses)                       (282,610)            (1,737)        (4,328,081)             1,061
                                                       -----------        -----------        -----------        -----------

NET INCOME (LOSS) BEFORE TAX                            (5,906,496)           216,318         (9,799,109)        (5,556,185)

     Federal Income Tax                                          0                  0                  0                  0
                                                       -----------        -----------        -----------        -----------

NET INCOME (LOSS) FOR PERIOD                           ($5,906,496)       $   216,318        ($9,799,109)       ($5,556,185)
                                                       ===========        ===========        ===========        ===========

EARNINGS (LOSS) PER SHARE                                    (0.10)              0.01              (0.16)             (0.17)
                                                       ===========        ===========        ===========        ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBISIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Nine months         Nine months
                                                               ended                ended
                                                              March 31             March 31
                                                                2001                 2000
                                                             (Unaudited)         (Unaudited)
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                            ($9,799,109)        ($5,556,185)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                5,612,303           5,814,507
  Less amount capitalized to oil & gas properties                (42,379)            (21,371)
  Common stock issued for services rendered                      179,768
  Restricted common stock issued to directors                  2,484,000                --
  Common stock issued for warrant retirement                   1,766,125                --
  Common stock issued for penalty fee                            315,000                --
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                               3,884             (89,135)
  (Increase) decrease in deposits and other assets                32,337                 240
  (Increase) decrease in other current assets                          0              (5,599)
  Increase (decrease) in accounts payable                        413,875            (253,344)
  Increase (decrease) in accrued expenses and
    other current liabilities                                    (31,230)             40,186
                                                             -----------         -----------

     Cash Provided by (Used in) Operating Activities             934,574             (70,701)
                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties                     (4,073,342)         (1,743,600)
  Proceeds from the sale of equipment                               --                10,000
  Expenditures for other property and equipment                  (29,386)             (6,089)
                                                             -----------         -----------

     Cash Provided By (Used in) Investing Activities          (4,102,728)         (1,739,689)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable and
    long-term liabilities                                           --             1,100,000
  Proceeds from the issuance of common stock                   4,850,429             100,000
  Expenditures for offering costs                               (516,105)           (327,673)
  Proceeds from the issuance of convertible
    voting preferred stock                                          --               400,000
  Payments on notes payable and long-term liabilities           (843,955)           (204,113)
                                                             -----------         -----------

     Cash Provided By (Used in) Financing Activities           3,490,369           1,068,214
                                                             -----------         -----------

NET INCREASE (DECREASE) IN CASH                                  322,215            (742,176)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                  1,344,513           1,196,566
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                      $ 1,666,728         $   454,390
                                                             ===========         ===========

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBISIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD JUNE 30, 2000 THROUGH MARCH 31, 2001
                                  (UNAUDITED)


                                                                              CONVERTIBLE VOTING       CAPITAL IN
                                                 COMMON STOCK                  PREFERRED STOCK          EXCESS OF       ACCUMULATED
                                            SHARES          AMOUNT          SHARES         AMOUNT       PAR VALUE         DEFICIT
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance, June 30, 2000                     35,297,881    $     35,298          41,500   $         42   $ 25,403,069    ($12,482,781)

Common stock issued for cash
   @ $0.30 per share                        8,443,249           8,443            --             --        2,524,532            --

Common stock issued upon
  conversion of debt @ $0.30 per share        599,225             599            --             --          179,169            --

Common stock issued in
  satisfaction of penalty fee at an
  average price of $0.53 per share            258,239             258            --             --          134,741            --

Cancellation of common stock - net           (133,684)           (134)           --             --              134            --

Offering costs related to the
  issuance of comon stock                        --              --              --             --         (300,000)           --

Common stock issued for cash
   @ $0.30 per share                        3,564,600           3,565            --             --        1,065,815            --

Common stock issued upon conversion
  of debt @ an average price
  of $0.63 per share                        3,366,079           3,367            --             --        2,128,391            --

Common stock issued upon retirement
  of warrants @ $0.80 per share             1,862,500           1,862            --             --        1,488,263            --

Common stock issued to directors at an
  average price of $0.46 per share          5,400,000           5,400            --             --        2,478,600            --

Common stock issued in
  satisfaction of penalty fee at an
  average price of $0.66 per share            136,717             137            --             --           89,863            --

Offering costs related to the
  issuance of comon stock                        --              --              --             --          (54,773)           --

Common stock issued for cash
   @ $0.30 per share                        4,160,245           4,160            --             --        1,243,914            --

Common stock issued in
  satisfaction of penalty fee at an
  average price of $0.54 per share            165,514             165            --             --           89,835            --

Common stock issued upon retirement
  of warrants @ $0.80 per share               345,000             345            --             --          275,655            --

Offering costs related to the
  issuance of comon stock                        --              --              --             --         (161,332)           --

Net (loss) for the nine months
  ended March 31, 2001                           --              --              --             --             --        (9,799,109)
                                         ------------    ------------    ------------   ------------   ------------    ------------

Balance, March 31, 2001                    63,465,565    $     63,465          41,500   $         42   $ 36,585,876    ($22,281,890)
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

         As of March 31, 2001, a total of $750,000 of the $4,000,000 purchase price had been received by the Companies and thus the sale has not been completed. If the sale is not completed, the $750,000 deposit must be returned as a loan repayment. Once the U.S. operations are sold, the Company intends to focus primarily on the development of the Pakistan concession with its subsidiary, Hycarbex.

         In addition, the Concession Agreement (Note 2) with the government of Pakistan has expired. Management is currently trying to negotiate the extension of the agreement and is operating as though the agreement has been extended. In the event that the Concession Agreement is not extended by the Government of Pakistan, the Company would lose its rights to explore and develop the property and the $551,053 in capitalized costs would be written off. Management currently expects that the agreement will be extended.

         Through March 31, 2001, the Companies completed a private placement whereby 12,007,849 shares of its common stock were issued for $3,602,355. A significant amount of these proceeds are being allocated to the development of the Pakistan concession mentioned above.

         The recovery of assets and continuation of future operations are dependent upon the Companies' ability to obtain additional debt or equity financing. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates an increase in revenues from oil and gas production during the coming year if the U.S. operations are not sold.

         c. Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

         OIL AND GAS PROPERTIES

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized to the extent the capitalized costs do not exceed certain required ceiling test calculations applicable to oil & gas companies utilizing the full cost method of accounting. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. No interest was capitalized during the three and nine months ended March 31, 2001 and March 31, 2000. Depreciation capitalized during the three and nine months ended March 31, 2001 and 2000 totaled $11,960 and $42,379, and, $26,153 and $47,574, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.

         Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2001 and 2000, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $24,312 and $71,433 and $83,195 and $238,710 has been recognized in the accompanying consolidated financial statements for the three and nine months ended March 31, 2001 and 2000, respectively, on proved and impaired or abandoned oil and gas properties.


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

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the three and nine months ended March 31, 2001 and 2000, the Companies incurred total depreciation of $18,390 and $55,171, and, $22,561 and $67,682, respectively.

         In accordance with full cost accounting, $11,960 and $42,379, and, $26,153 and $47,574 of depreciation was capitalized as costs of oil and gas properties for the three and six months ended March 31, 2001 and 2000, respectively, as previously discussed.

         g. Basic Income Per Share of Common Stock For the Nine Months Ended March 31,


                                           2001                   2000
                                       ------------           ------------

         Income (numerator)            $ (9,799,109)          $ (5,556,185)

         Shares (denominator)            61,220,185             33,903,641
                                       ------------           ------------
         Per share amount              $ (     0.16)               $ (0.17)
                                       =============          ============



         h. Concentrations of Risk

         From time to time, the cash balances in the Companies bank accounts exceed federally insured limits. At March 31, 2001 and June 30, 2000, the balances in excess of the limits were approximately $1,566,728 and $1,244,513, respectively. Of these balances, approximately $937,688 and $1,206,228, respectively, was in the country of Pakistan.


         i. Foreign Operations

         A significant portion of the assets of the Company relate to an oil and gas concession located in the country of Pakistan (see Note 2). Pakistan has experienced recently, or is experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in Pakistan. The Company may be materially adversely affected by possible political or economic instability in Pakistan. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in drilling or investment policies or shifts in the prevailing political climate in Pakistan could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and well safety. The effect of these factors cannot be accurately predicted.

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

         k.  Debt Issuance Costs

         In connection with the receipt of the $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortizes these costs over the term of the note payable (2.5 years) as follows:

                                                             March 31,
                                                               2001
                                                           ------------

               Total costs incurred                        $    162,067
               Accumulated amortization                         (79,160)
                                                           ------------

               Net Debt Issuance Costs                     $     82,907
                                                           ============


         l.  Changes in Accounting Principle

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


NOTE 2 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the nine months ended March 31, 2001 and year ended June 30, 2000, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those periods.

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

         Effective May 29, 1999, the Government of Pakistan granted an additional six-month extension in the existing terms of the Jacobabad Exploration License so as to enable the Company to drill a renewal well with a commitment and obligation to expend an additional $1,100,000. The Company was granted a second extension to November 28, 2000 to drill the renewal well. The Company fulfilled this obligation by drilling the Jacobabad 3 well which was finished in January of 2001. Hycarbex is currently renegotiating terms of this Jacobabad license agreement with the intent of allowing additional geologic and geophysical work to be completed before additional future drilling commitments are defined.

         On May 15, 1996, an unrelated entity acquired an option to purchase a 1% overriding royalty interest in the Pakistan concession. Consideration of $3,800 was paid and the option exists for the life of the Pakistan concession. The purchase price of the 1% overriding royalty interest is $100,000. This option had not been exercised as of March 31, 2001. As part of compensation arrangements with key management, the Company established a royalty pool consisting of a 1% overriding royalty on the Pakistan concession upon discovery and establishment of production.

         The concession agreement also required Hycarbex to provide a bank guaranty for $551,000 which was done by an unrelated surety company. That surety company received common stock of the Company as compensation for providing the bond.

         In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 3). This liability may be paid during each year in the form of $10,000 per drill site and certain royalty payments. As of March 31, 2001, there was no liability remaining under this obligation.

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

         On May 9, 2000, the Companies entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. to sell the U.S. oil, gas and mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000, a total of $750,000 of the $4,000,000 had been received by the Company which has been recorded in the accompanying consolidated balance sheet as a deposit on the sale of assets as of June 30, 2000. The Company initiated litigation to cancel this agreement and even if unsuccessful, is uncertain as to when or if the remaining $3,250,000 will be received, and accordingly, has not recorded the sale effective March 31, 2001.


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of March 31, 2001 and June 30, 2000, respectively:

                                                                                   MARCH 31, 2001    JUNE 30, 2000
                                                                                  ----------------  ----------------
                                                                                    (UNAUDITED)
            Note payable bearing no interest; payable $175,000 the first year and $250,000 annually thereafter until
            paid in full; secured by certain oil and gas assets                     $         0       $   132,140

            Original issue discount note payable with a face value of
            $1,500,000 bearing no interest, due March 17, 2002, secured by certain oil and gas
            properties (see note below)                                               1,500,000         1,500,000

            Notes payable to various individuals, non-interest
            bearing, due on demand                                                            0           610,000


            Note payable to Company's President,
            non-interest bearing, due on demand, unsecured                               30,000            30,000
                                                                                    -----------       -----------

            7% notes payable, due September 15, 1995,
            secured by working interest in oil and gas properties                        38,117            38,117
                                                                                    -----------       -----------

            Total notes payable and long-term debt                                    1,568,117         2,310,257

            Less: unamortized discount                                                 (280,000)         (294,843)
                                                                                    -----------       -----------

            Net notes payable and long-term debt                                      1,288,117         2,015,414

            Less: related party note                                                    (30,000)          (30,000)

            Less: current portion                                                       (38,117)         (765,414)
                                                                                    -----------       -----------

            Long-Term Liabilities                                                   $ 1,220,000       $ 1,220,000
                                                                                    ===========       ===========

         In connection with the $1,500,000 note payable, the Company has the right to call the loan at its face value of $1,500,000. When the Company calls the note, the investor has 20 days to exercise the conversion of the note into shares of common stock at $1.00 per share or receive payment of funds. The Company originally agreed to arrange third party escrow of 2,000,000 free-trading shares of common stock to secure the Company's covenant to register the stock. If the shares were not registered within 90 days, the Company further agreed to pay a penalty of 3% of the face value of the note, in either common stock or cash for each full month the Registration Statement is not declared effective. Accordingly, the Company issued 583,659 shares of common stock valued at $270,002 as a result of this penalty fee for the year ended June 30, 2000, and an additional 560,570 shares for the nine months ended March 31, 2001. The Company has filed a registration statement which has not been declared effective.


         The following are the scheduled annual payments of notes payable and long-term debt:

                  YEAR ENDING JUNE 30,
                 ----------------------
                     2001                             $     68,117
                     2002                                1,220,000
                     2003                                        -
                     2004                                        -
                     2005                                        -
                     2006 and thereafter                         -
                                                      ------------

                                                      $  1,288,117

         Discounts on non-interest bearing notes payable have been determined using an imputed interest rate ranging from 10% to 15%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.


NOTE 4 - CAPITAL LEASE OBLIGATIONS

         The Company entered into certain lease agreements during the years ended June 30, 1998 and 1997 and nine months ended March 31, 2001 relating to office equipment and portable buildings used in the field which have been accounted for as capital leases. These leases have terms of 32 to 60 months with total monthly lease payments of $784.

         The following are the scheduled annual payments on these capital leases:

            YEAR ENDING JUNE 30,
           ----------------------
                     2001                                       $    6,760
                     2002                                            4,822
                     2003                                            3,256
                     2004                                                -
                     2005                                                -
                                                                ----------
         Total minimum lease commitments                            14,838
         Less: Executory costs (such as taxes and insurance)
                  included in capital lease payments                  (658)
                                                                ----------
         Net minimum lease payments                                 14,180
         Less: amount representing interest                         (2,095)
                                                                ----------

         Total capital lease obligations                            12,085
         Less: current portion                                      (3,214)
                                                                ----------
         Total Long-Term Capital Lease Obligations              $    8,871
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

         During the years ended June 30, 2000, 1999 and 1998, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 60,496 shares of convertible voting preferred stock were converted into 302,500 shares of the Company's common stock in 2000, 433,467 shares of convertible voting preferred stock were converted into 2,167,330 shares of the Company's common stock in 1999 and 540,096 shares of convertible voting preferred stock were converted into 2,700,485 shares of the Company's common stock in 1998 (See Note 6).
         A total of 41,500 convertible voting preferred shares were not converted.

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

         During the nine months ended March 31, 2001, the Company issued 16,168,094 shares of common stock at $0.30 per share for a total of $4,846,269. As discussed in Note 3, the Company issued 560,570 shares of common stock valued at $224,999 as a result of a penalty fee related to a late Registration filing for certain shares of stock.

         During the nine months ended March 31, 2001, the Company issued 3,965,304 shares of common stock to various entities at an average price of $0.63 per share for the satisfaction of debt.

         During the nine months ended March 31, 2001, the Company issued 2,207,500 shares of common stock to various entities at $0.80 per share to retire outstanding warrants.

         During the nine months ended March 31, 2001, the Company issued 5,400,000 shares of restricted common stock to officers and directors of the Company at $0.46 per share.


NOTE 7 - COMMON STOCK WARRANTS

          Prior to the year ended June 30, 2000, the Company had 16,030,000 outstanding warrants. In the year ended June 30, 2000, the Company issued a total of 3,575,000 warrants at varying exercise prices and expiration dates. 8,180,000 warrants expired unexercised, leaving a remaining balance of 11,425,000 warrants outstanding as of September 30, 2000. Subsequent to September 30, 2000, the Company issued 556,529 warrants with an exercise prices of $0.36 per share related to offering costs of the private placement. During the nine months ended March 31, 2001, the Company issued 2,207,500 shares of common stock and paid $13,000 in cash to retire 9,725,000 warrants. In addition, 1,450,000 held by officers and directors of the Company were returned to the Company, leaving a balance of 150,000 warrants outstanding in former or present management as of March 31, 2001 as summarized below:

          NAME                           NUMBER OF SHARES     EXPIRATION DATE      EXERCISE PRICE
          -----                          ----------------     ---------------      --------------
          Linda F. Gann                        5,000             5/1/2005               $1.25
                                              55,000             6/18/2005              $3.97
                                              10,000             12/9/2005              $4.03
                                               5,000             5/4/2006               $1.56
                                               -----
                               Total          75,000
                                              ------

          Eli Bebout                          75,000             5/17/2006              $1.50
                                              ------

          Total warrants outstanding as of March 31, 2001, including those issued to former or present management, are 806,529.

NOTE 8 -  INCOME TAXES

          Through March 31, 2001, the Companies have sustained net operating loss carryforwards totaling approximately $22,281,890 that may be offset against future taxable income through 2020. No tax benefit has been reported in the accompanying consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.


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

          A shareholder of the Company previously asserted a right to the exercise (by the payment of money) of 800,000 warrants for common stock at the exercise price of $1.50 per share. The Company disputed this right and the parties ceased negotiations. If asserted successfully in litigation, the potential claims for financial relief would be attorneys fees and the loss, if any, resulting in the difference between the stock value on the date of intended exercise versus the stock price on the date the court permits such exercise. Since the stock price on the date of the potential exercise of the warrants is unknown the amount of the potential loss cannot currently be determined.

NOTE 10 -         SUBSEQUENT EVENTS

          Subsequent to March 31, 2001, the Company converted 4,168,300 shares of its common stock owned by officers of the Company to a convertible subordinated promissory note in the amount of $1,094,290, bearing annual interest at the rate of 6%. The principal balance of the note is due ten years from the date of issuance, with applicable prepayment premiums due to the holders of the note as summarized below:

                  8% of principal balance if payment occurs between the 2nd and 5th anniversary date,

                  5% of principal balance if payment occurs between the 6th and 8th anniversary date,

                  2% of principal balance if payment occurs thereafter

          The promissory note is convertible in common shares of the Company at a conversion rate of $0.43 per share, adjusted accordingly for any stock splits or dividends effected by the Company subsequent to the original issue date of the note.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect our current expectations which are based on our historical operating trends, estimates, proved reserves and other information currently available to us. This statement assume, among other things, (i) that no significant changes will occur in the operating environment of our oil and gas properties, and (ii) that there will be no material acquisition or divestitures beyond those specifically mentioned. We caution that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development, and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserves operations, and production risks, regulatory risks, counterparty risk and lack of capital resources. Many of these risks are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission in October 2000. We may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.


SUMMARY OF BUSINESS AND RECENT ACTIVITIES

As of March 31, 2001, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas oil and gas properties. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan. During this quarter we finished drilling of an exploration well in Pakistan which was subsequently plugged and abandoned as non-commercial. (See "PAKISTAN OPERATIONS")

Historically, we have financed all of our operations with loan proceeds and with proceeds from the sale of privately placed securities. We currently have an increasing revenue stream from the sale of oil produced from our Texas properties, but we will need additional funds for continued development of both our domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to finance the development of these properties. These additional funds could be derived from future loans, sales of securities or other outside sources.

In May of 2000, we entered into an agreement with Northern Lights Energy, Ltd. to sell all of the Texas oil and gas leases, equipment and the stock of its operating subsidiary for four million dollars. After the end of the current quarter, Northern Lights Energy, Ltd. elected to waive its purchase rights associated with the agreement and to receive repayment of the unreimbursed portion of the $750,000 advanced by Northern Lights Energy, Ltd. at the time of the execution of the agreement. The agreement provides for the repayment out of 25% of monthly production until paid. (See. "PART II, ITEM 1, LEGAL PROCEEDINGS) We have resumed efforts to sell these same Texas oil and gas leases. If a sale is ultimately consummated, we intend to use certain of the sale proceeds for development of the Pakistan concession, but the Company's sole source of revenues from existing operations would terminate with the sale. Subsequent to such a sale, we can fund our ongoing operations only by using a cash reserve from the sale proceeds or funds derived from future loans, sales of securities or other outside sources. (See " EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS", "TEXAS GULF COAST OPERATIONS" and "LEGAL PROCEEDINGS")

We use the full cost method of accounting for our oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in a "full cost pool". Costs included in the full cost pool are charged to operations as depreciation, depletion and amortization using the units of production method based on the ratio of current production to estimated proven reserves as defined by regulations promulgated by the U.S. Securities and Exchange Commission. Gain or loss on disposition of oil and gas properties is not recognized unless it would materially alter the relationship between the capitalized costs and estimated proved reserves. Disposition of properties are reflected in the full cost pool. The full cost method of accounting limits the costs the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of its oil and gas properties in its full cost pool, net of accumulated depreciation, depletion and amortization and any related deferred income taxes, exceed the future net revenues of proved oil and gas reserves plus the lower of cost or estimated fair market value of non-evaluation properties, net of federal income tax.

The contract to sell the Texas assets to Northern Lights Energy, Ltd. provided for a purchase price of $4,000,000. As of June 30, 2000, as well as the date of this report, we had received a total of $750,000 of the $4,000,000. As indicated above, Northern Lights Energy, Ltd. elected to convert this advance of purchase money to a loan after the end of the current quarter. Our financial statements currently reflect $551,023 in capitalized Costs related to the Pakistan concession.

TEXAS GULF COAST OPERATIONS

We currently own and operate a total of 108 existing wellbores in two producing oil fields, the Blue Ridge

Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to our acquisition of the properties and most of these wells were inactive at the time of such acquisition. During the three (3) months ending March 31, 2001, no new drilling activity was undertaken by the Company.

In addition to new developmental wells already drilled, we continued our efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the quarter ended December 31, 2000, an average of thirty (30) of our 107 wells were producing daily with varying production ranging from 2 barrels per day to 50 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Quoted oil prices during the quarter for sales of oil by the Company during the quarter averaged $27.32 per barrel.

During the quarter ended March 31, 2000, we initiated negotiations with interested parties for the sale of the Texas oil and gas leases in order to focus our exploration activities on our Pakistan concession and in order to raise a portion of the working capital necessary to continue such activities. During the final quarter of the fiscal year ending June 30, 2000, and after consideration of the relative terms of a number of verbal and written offers to purchase these assets, we entered into an agreement to sell for four million dollars all of the Texas oil and gas leases, Texas-based equipment and the stock of its operating subsidiary, The American Energy Operating Corp. to Northern Lights Energy, Ltd. A sale of the Texas oil and gas leases would eliminate our current source of operating revenues, as our previous exploration activities on our Pakistan concession were unsuccessful. . We initiated litigation during the quarter commencing October 1, 2000, to cancel the contract and we then began preliminary efforts to market the oil and gas leases to alternative prospective purchasers. A settlement of the litigation was reached during the current quarter which was conditioned upon Canadian Venture Exchange, but the settlement as structured was disapproved by the Canadian Venture Exchange. Northern Lights Energy, Ltd. Voluntarily terminate its purchase rights after the end of the current quarter and we then increased our marketing activities to alternative purchasers. There can be no assurances that such marketing efforts will be successful. Additionally, under the terms of the contract with Northern Lights Energy, Ltd., the election not to purchase by the purchaser results in the obligation under the purchase agreement to repay Northern Lights Energy, Ltd. the $750,000 advanced by Northern Lights Energy, Ltd. at the time of the execution of the contract. The repayment must be made out of twenty five percent 25% of the monthly production from the Texas oil and gas leases. At the end of the current fiscal quarter the balance due on the $750,000 note was $573,014. (See PART II, ITEM 1 "LEGAL PROCEEDINGS").

In the event that the Texas oil and gas leases are not sold in the near term, we anticipate that our domestic fields will continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. We believe that such steadily increasing domestic production in an environment of favorable oil prices would generate a portion of the operating capital necessary to maintain our ongoing reactivation and development programs. However, if these oil and gas leases are not sold, as anticipated, we believe that we must continue to raise additional capital through outside sources in order for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level, because several of the Texas leases require continuous development at specified time intervals. Generally, the failure to comply with these time sensitive development obligations, unless extended by contract, will result in the forfeiture of the undeveloped portions of the particular lease. (See "EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS")

PAKISTAN OPERATIONS

In the initial five years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, we have expended in excess of $13.0 Million in acquisition, geological, seismic, drilling and associated costs. We have commenced four exploratory wells and drilled three of such wells to the target depth on the Jacobabad concession to date without achieving a commercial discovery. We have encountered natural gas shows in all four wells. We suspended operations on one well pending further testing (Kharnak 1), plugged one well due to mechanical and downhole difficulties while drilling (David 1), and plugged two wells as non-commercial (David 1A and Jacobabad 3). The plugging and abandonment of the David 1A well in the spring of 1999 triggered a requirement under the exploration license that a replacement well be drilled. This commitment remains outstanding. Associated with the replacement well commitment, we must maintain $1,100,000 on deposit in an account held jointly with the Pakistan government, with these funds being dedicated for the replacement well. At the end of the current fiscal quarter, the balance in this account was $774,986. We intend to supplement this account to the required minimum with funds received from the sale of the Texas properties and/or future loans, sales of securities or other outside sources.

During the previous quarter, we spudded our fourth well on the Jacobabad concession named the Jacobabad No. 3. This well was drilled in fulfillment of lease renewal commitment terms of the exploration license. In January 2001 Jacobabad No.3 was plugged and abandoned as non-commercial. Jacobabad 3 penetrated 2 separate zones containing small amounts of hydrocarbon along with hydrogen sulfide, carbon dioxide, and formation waters. Per terms of the Jacobabad license agreement, at the time Jacobabad 3 was determined to be non-commercial, we incurred another renewal well commitment to retain our license. Without the specific guarantees in place to assure fulfillment of renewal well commitments, the Concession Agreement with the Government of Pakistan would expire. Although we do not have such required guarantees in place, we are currently negotiating extension of the agreement with the Government of Pakistan and are operating as though the agreement has been extended. We are renegotiating terms of this license agreement with the intent of allowing additional geologic and geophysical work to be completed before future drilling commitments are defined. In the event that the Government of Pakistan does not extend the license agreement, we would lose our rights to explore and develop the property. We currently expect that the agreement will be extended.


RESULTS OF OPERATIONS

The following discussion compares the financial results for the nine months ended March 31, 2001 to the nine months ended March 31, 2000.

REVENUES FROM OIL SALES

In the quarter ended March 31, 2001, we incurred a net operating loss of $5,623,886 (including dry hole expenses incurred in Pakistan of $5,587,891), with oil and gas sales of $452,872 as compared to a net operating profit of $218,055 on oil and gas sales of $507,965 in the prior fiscal year's quarter ended March 31, 2000. During the quarter ending March 31, 2001, we sold 16,577 barrels of oil net to our interest. Our net barrels of sales generated $452,872 and reflect average daily sales of 184 barrels of oil per day ("BOPD"), net after deducting landowner royalties.

COMPARISON TO PREVIOUS QUARTER ENDED MARCH 31, 2000

As compared with the prior quarter ending March 31, 2000 in the previous fiscal year, we realized an eleven percent (11%) decrease in revenues from oil sales on average net oil prices per barrel of approximately the same amount. This reduction is due primarily to operating practices employed by Northern Lights Ltd during this fiscal quarter. Per terms of the executed purchase and sales agreement, operatorship of the Texas properties transferred to the purchaser for the interim period between execution of the purchase and sale agreement and completion of the transaction. Following the decision by Northern Lights to not purchase the properties subsequent to the end of the quarter, we have regained control of operations, and production rates are increasing and expected to continue to increase.

NET INCOME

Including other income, foreign and domestic administrative expenses, and interest, we reported a net loss of $5,906,496 in the quarter ended March 31, 2001, versus a net profit of $216,318 in the prior fiscal year's quarter ended March 31, 2000. Net operating income (loss) decreased by $6,122,814 from the prior year's comparative quarter, primarily as a result of dry hole costs incurred in the Pakistan operations.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

In the quarter ended March 31, 2001, our Total Assets equaled $18,507,723, an increase of $858,145 over the year ended June 30, 2000, or a net increase of 5%. Net Shareholders Equity increased to $14,367,493 as of March 31, 2001, from $12,955,628 as of June 30, 2000, or a net increase of 9%.


EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

We incurred the obligation to drill a replacement well when we plugged and abandoned our David #1A well in the Spring of 1999 after encountering carbon dioxide and dangerous levels of hydrogen sulfide gas. Other general requirements of the exploration license include the requirement that a minimum of $1,100,000 be maintained on deposit in our Pakistan operating account toward the anticipated costs associated with the drilling of the next required well. If we sell our Texas oil and gas leases, the proceeds would be paid in cash to the Company and would be applied to discharge the existing liens against these assets, operating expenses and the Pakistan deposit and drilling requirements. Currently, we do not have the required $1,100,000 on deposit in Pakistan.

Under the applicable local rules pertaining to petroleum concessions, the Government of Pakistan can revoke the exploration license for any material breach which is not cured within sixty days of written notice of noncompliance. Our subsidiary, Hycarbex, has not received a notice of default as of the date of this report, and do not expect to receive such a notice. A failure to make the required deposits after a default notice from the Pakistan Government could result in a forfeiture of the exploration license and a loss of the concession. Upon any revocation of the license, Hycarbex could remain liable to the Pakistan Government for liquidated damages equal to the required deposit amounts. We are currently renegotiating terms of license agreements with the intent of allowing for additional geologic and geophysical work to be completed before future drilling commitments, and the financial guarantees associated with drilling commitments, are fully defined.

Our cash position is critical given the requirement to deposit funds to cover the cost of Pakistan commitments, as well as future development requirements under certain of our Texas oil and gas leases if those leases are not sold in the near future as anticipated. We intend to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet our anticipated near term needs. In conjunction with these efforts, we have retained an investment banking firm to assist in these efforts. We cannot give assurance that these efforts will continue to prove successful. In the event that additional capital raising efforts by the Company are unsuccessful, the likely effects would be the forfeiture of the Pakistan concession. If the Texas oil and gas leases are not sold, the likely result would be a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

The book value of our Total Assets is currently at $14,367,493, based upon the full cost method of accounting for our oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "SUMMARY OF BUSINESS AND RECENT ACTIVITIES" above). The portion of these Total Assets capitalized in connection with the Pakistan concession is $551,053. The book value of an oil and gas property which is calculated using the full cost method of accounting does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a very limited in not short-term period. Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves.

We incurred certain long term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999, which debt is convertible at the option of the holder at the rate of one Common share for each one dollar of principal converted. A contractual provision within the lending documents required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. We filed a registration statement on Form S-3 during the quarter ended December 31, 2000, and until it is declared effective, we will incur a financial penalty of 3% (i.e. $45,000) per month beginning January 20, 2000, and continuing until such time that the registration is effective. We have elected to pay the penalty sum in common stock as permitted in the lending documents. We are incurring similar 3% per month stock penalties for late registration in connection with the private placement of common stock to certain shareholders in the first fiscal quarter of the current year.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter, we announced the settlement of our pending suit against Northern Lights Energy, Ltd. for the purpose of canceling Northern Lights' right to purchase our Texas-based assets under a May 9, 2000 agreement. The settlement documents, which were conditioned on the approval of the Canadian Venture Exchange, provided for delivery of the $4,000,000.00 purchase price in three installments and further provided that upon the failure to pay any of the installments, Northern Lights would automatically forfeit its purchase rights and return to the status of a lender as to the $750,000.00 advance made by Northern Lights upon execution of the May 9, 2000 agreement. Under that agreement, the $750,000.000 advance was to be repaid to Northern Lights out of twenty-five percent (25%) of our monthly production from the Texas oil and gas leases in the event that Northern Lights elected not to consummate the purchase of assets for any reason.

After submission of the signed settlement documents to the Canadian Venture Exchange for approval, and after the end of the current fiscal quarter, the Exchange disapproved the structure of the transaction because a potential failure by Northern Lights to meet an installment obligation under the settlement documents would have resulted in automatic termination of all purchase rights and forfeiture of sums paid by Northern Lights under any prior installment. A representative from the Exchange advised our management that the Exchange's current published policies require a demonstration that any purchasing entity has the necessary funds to complete the transaction and to meet any installments arising in the first six months of an installment purchase.

Based upon this failure to obtain Exchange approval, Northern Lights notified American Energy of its decision to waive any purchase rights and to assume the status of a lender under the May 9, 2000 agreement. This notification prompted management to increase its efforts to secure an alternative purchaser for the Texas-based assets, and such efforts are ongoing. The lawsuit shall remain in place in order to resolve American Energy's remaining claims pertaining to accounting issues, attorneys' fees and potential damage claims for the period of Northern Lights' physical possession and operation of the leases and equipment.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending March 31, 2001, is provided below:

COMMON STOCK

A net increase of 4,670,759 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock as of March 31, 2001 to 63,465,565 shares in the following manner:

A total of 4,160,245 Common shares were issued privately place with investors at $0.30 per share.

A total of 165,514 Common shares were issued as "penalty" shares due to tardiness in effecting registration of the investors shares and convertible securities purchased in September of 1999.

A total of 345,000 Common shares were issued upon surrender of outstanding warrants.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

      Not Applicable


ITEM 5. OTHER INFORMATION

      Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

      (a)   Exhibits
            The Consolidated Financial Statements dated March 31, 2001 and 2000 (unaudited), and June 30, 2000 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

      (b)   Reports on Form 8-K

            None

                                    SIGNATURES

                                    THE AMERICAN ENERGY GROUP, LTD.

         05/18/2001                           C/V
     -------------------            -----------------
                                       Charles Valceschini, President

         05/18/2001                          L/F/G
     -------------------            -----------------
                                       Linda F. Gann, Secretary