Form 10-K
period 2001-06-30
AMERICAN ENERGY GROUP LTD
filed 2001-10-15
CIK 843212

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                         Commission file number: 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of Registrant as specified in its charter)

               Nevada                                            87-0448843
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

         9441 Sam Houston Parkway
         Suite 110
         Houston, Texas                                            77099
         (Address of principal executive offices)                (Zip code)

                                  713-981-6114
               (Registrant's telephone number including area code)

                           ---------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, Par Value $.001 Per Share

                           ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will no be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment of this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 10, 2001, was $8,551,538 (based on a value of $0.14 per share, the closing price of the Common stock as quoted on the NASD OTC market on such date). 61,082,415 shares of Common Stock, par value $.001 per share, were outstanding on October 10, 2001.

                         THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-K

PART 1

Items 1 and 2.  Business and Properties.........................................

Item 3.         Legal Proceedings...............................................

Item 4.         Submission of Matters to a Vote of Security Holders.............

PART II

Item 5.         Market of Our Common Stock and Related Stockholder Matters......

Item 6.         Selected Consolidated Financial Data............................

Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk......

Item 8.         Financial Statements and Supplementary Data.....................

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................

PART III

Item 10.        Directors and Executive Officers of the Registrant..............

Item 11.        Executive Compensation..........................................

Item 12.        Security Ownership of Certain Beneficial Owners and Management..

Item 13.        Certain Relationships and Related Transactions..................

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K........................................................

SIGNATURES......................................................................

In this report, the "Company", "we", "us" and "our" collectively refers to The American Energy Group, Ltd. and its wholly-owned subsidiaries.

--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

--------------------------------------------------------------------------------


This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

- The future results of drilling individual wells and other exploration and development activities;

- Future variations in well performance as compared to initial test data;

- Future events that may result in the need for additional capital;

- Fluctuations in prices for oil and gas;

- Future drilling and other exploration schedules and sequences for various wells and other activities;

- Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan; and

- Our future ability to raise working capital through equity placement, loans or strategic ventures to spread the costs of exploration, development and acquisition activities; and

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent event or circumstances.

                                     PART I

ITEMS 1.  AND 2.  BUSINESS AND PROPERTIES

GENERAL AND HISTORICAL INFORMATION

         The American Energy Group, Ltd. (formerly Belize-American Corp. Internationale) (formerly Dim, Inc.)[hereinafter "Company"] was organized in the State of Nevada on July 21, 1987, as a wholly owned subsidiary of Dimension Industries, Inc. a Utah Corporation (hereinafter "Dimension"). At the time of organization, we issued 1,366,250 shares of voting Common Stock to Dimension, which was the sole stockholder. On April 28, 1989, our form S-18 filed with the Securities and Exchange Commission was declared effective. Dimension distributed the 1,366,250 shares it held to the stockholders of Dimension as a dividend. Also distributed were 1,566,250 warrants to purchase 1 share of voting Common Stock of the Company for each warrant held. The warrant offering expired on August 11, 1989. Exercise of the warrants by shareholders resulted in our issuing 1,547,872 shares of voting Common Stock.

         In 1987, we engaged in marketing an automobile carburetor modification kit. The efforts were not successful and were abandoned. From 1987 to 1990, we were inactive. In October, 1990, the shareholders approved a one for ten (1:10) reverse split of the voting Common Stock. In June, 1991, we obtained an Oil Prospecting License from the government of Belize. As a special meeting of shareholders, resolutions to change the name of the Company to "Belize-American Corp. Internationale", forward split the voting Common Stock ten for one (10:1) and a vote to ratify the Oil Prospecting License received a vote of approval.

         During 1991, we attempted various means to attract sufficient capital investment to develop the oil prospect in Belize, but was not successful. The license expired due to our lack of performance. From 1992 until 1994, our activities consisted of attempting to raise capital for a business venture and solicitation of other business enterprises for a possible merger. On September 22, 1994, we entered into an agreement with Simmons Oil Company, Inc., a Texas corporation (hereinafter "Simmons") whereby we issued 2,074,521 shares of Convertible Voting Preferred Stock to the shareholders of Simmons in order to acquire Simmons and two subsidiaries of Simmons, Simmons Drilling Company and Sequoia Operating Company. The agreement was effective September 30, 1994. Prior to the acquisition of Simmons, Simmons had acquired certain oil and gas properties located in Texas. Subsequent to the acquisition, we acquired additional oil and gas properties in the same general area through its subsidiaries.

         In April 1995, we acquired all of the outstanding shares of Hycarbex, Inc., a Texas corporation (hereinafter "Hycarbex") which that month had been awarded an oil and gas Concession comprised of approximately one million acres located in the Middle Indus Basis near Jacobabad, Pakistan,for 120,000 shares of our voting Common Stock, a 1% Overriding Royalty Interest in the revenues generated through the development of Hycarbex's Pakistan Concession, and an agreement to pay the sole shareholder $200,000 conditioned upon the success of that development. For accounting purposes, this acquisition was treated as a pooling of interests. We changed the name of Hycarbex, Inc. to Hycarbex-American Energy,

Inc. and it is operating as our wholly owned subsidiary. In addition to the above acquisition consideration, we provided a $551,000 Financial Guarantee Bond to the Government of Pakistan to assure performance of Concession requirements. Under the terms of the Concession, the Pakistan Government retained a 5% interest in the Concession which was to be increased to 25% as to each well in which there was a commercial discovery. We performed subsequent seismic surveys and commenced the drilling of our first well, the Kharnak # 1 in calendar 1997. The initial well, while generating valuable geologic data, was unsuccessful. In early 1999, we commenced our second well, the David # 1, and abandoned the well prior to reaching target depth because of mechanical difficulties. A new well, the David # 1A was commenced in the vicinity within weeks of abandonment and this well was plugged and abandoned when dangerous levels of hydrogen sulfide gas were encountered. We performed additional seismic on the Concession in calendar 2000, after a drilling extension from the Pakistan Government, and commenced the third full well, the Jacobabad #3 in the latter part of calendar 2000. This well was plugged and abandoned as a noncommercial well in January, 2001. We further refined our geologic models using this additional seismic and the data obtained from the Jacobabad #3. Immediately prior to the end of the current fiscal year, the Jacobabad Concession was relinquished to the Pakistan Government in favor of a new concession, the Yasin Concession, which was awarded to us shortly after the end of the fiscal year. The Yasin Concession contains approximately 1,200 square kilometers and provides for the same drilling and financial terms as the Jacobabad Concession. The Yasin Concession contains acreage originally covered by the Jacobabad Concession which we viewed as desirable for its exploration potential.

         We began producing commercial quantities of oil on its Texas-based properties and emerged from the development stage during the year ended June 30, 1997. At that time, we were engaged in a program of drilling and reworking active and inactive developmental wells situated on the properties at the time of our acquisition. In June, 1997, we purchased oil and gas properties totaling approximately 1,400 acres in Texas. During the year ended June 30, 1999, we drilled eight developmental wells on these properties, of which seven wells are currently producing. One additional commercial well was completed in Texas after June 30, 1999, while the reactivation and reworking program continued at a very modest rate due to working capital considerations. Subsequent to the end of the current fiscal year, an additional producing well has been drilled and is currently being tested for other potential productive zones.

OIL AND GAS DISCLOSURES

RESERVES REPORTED TO OTHER AGENCIES

No reserve estimates of proven net oil and gas reserves were filed with any other regulatory agency.

PRODUCTION

As of June 30, 2001, 2000 and 1999, the Company received oil revenues from 32, 22 and 14 wells, respectively. All of these wells produced oil only. There were no sales of natural gas during these periods.


                                                2001               2000              1999
                                                ----               ----              ----
Gross revenue from oil sales                  1,806,335          1,823,276         417,136
Net barrels produced during the period           62,060             73,195          32,272
Average price received for sales oil, $/bbl       29.11              24.91           12.93
Average lifting costs, $/bbl                       7.88               4.76            5.08



PRODUCTIVE WELLS AND ACREAGE

Set forth below is a tabulation of productive oil wells owned by the Company as of June 30, 2001, 2000 and 1999. This summary includes oil wells which may currently be shut in and awaiting recompletion in order to restore commercial productivity. The Company has not had a commercially productive gas well since 1996. All of these wells are located on the Company's Texas properties.


                                                                2001               2000              1999
                                                                ----               ----              ----

Productive wells -- gross                                       108                108               105
Productive wells -- net                                         108                108               105


DEVELOPED ACREAGE


                                                                2001               2000              1999
                                                                ----               ----              ----

Texas (United States cost center) -- gross                      152                152               172
Texas (United States cost center) -- net                        152                152               147

Pakistan -- gross                                               0                  0                 0
Pakistan -- net                                                 0                  0                 0


UNDEVELOPED ACREAGE


                                                                2001               2000              1999
                                                                ----               ----              ----
Texas (United States cost center) -- gross                      2,372              2,372             2,372
Texas (United States cost center) -- net                        2,372              2,372             2,372

Pakistan -- gross                                               1,000,000          1,000,000         1,000,000
Pakistan -- net                                                 950,000            950,000           950,000



DRILLING ACTIVITY

Set forth below is a tabulation of wells (gross and net wells reflecting the ratio of working interest ownership owned by the Company vs. 100% working interest in each well) completed during the years ended June 30, 2001, 2000 and 1999 in which the Company has participated and the results thereof for each of the three years.


                         2001                 2000                 1999
                         ----                 ----                 ----
                  GROSS        NET     GROSS        NET     GROSS         NET
                 -----------------    -----------------     ------------------
Dry                  1          1        0           0         0           0
Oil                  0          0        8           8         8           7
Gas                  0          0        0           0         0           0
                 -----------------    -----------------     ------------------

Totals             1            1        8           8         8           7
                 =================    =================     ==================



OIL AND GAS RESERVES

The Company did not report reserves to any other agency of the U. S. government. The Company's proved reserves and PV-10 Value from its U.S. proved developed and undeveloped oil and gas properties have been estimated by Sigma Energy Corporation in Houston, Texas. The Company's Pakistan Probable Recoverable Reserves and PV-10 Value from its Pakistan undeveloped gas properties have been estimated by Martin Petroleum and Associates in Calgary, Alberta, Canada. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geologic economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenue from the Company's proved and probable reserves and the present value thereof are made on the basis of oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment. Future net revenues at June 30, 2001 on the Company's U.S. properties reflect a weighted average price of $25.58 per BOE vs. $23.00 in its June 30, 2000 estimates.

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

UNITED STATES RESERVE ESTIMATES

The following tables present total proved developed and proved undeveloped reserve volumes as of June 30, 2001, and June 30, 2000, and estimates of the future net revenues and PV-10 Value there from. There can be no assurance that the estimates are accurate predictions of future net revenues from oil reserves or their present value.

ESTIMATED NET PROVED OIL RESERVES -- UNITED STATES PROPERTIES:

                                                As of June 30      As of June 30
                                                     2001               2000

Proved Developed, Bbls                              301,480           426,910

Proved Shut In, Bbls                                181,766           275,600

Proved Undeveloped, Bbls                          2,132,331         2,297,918

Total Estimated Proved Oil Reserves, Bbls         2,615,577         3,000,428


ESTIMATED FUTURE NET REVENUES -- UNITED STATES PROPERTIES:

The present value of future net revenues (using discount factor of 10 percent per annum) before income taxes for the Company's proved developed and proved undeveloped oil reserves as of June 30, 2001 and 2000 are as follows:

                                           As of June 30           As of June 30
                                                2001                    2000

Proved Developed PV-10, $                     3,271,165               5,081,728

Proved Shut In PV-10, $                       2,913,577               5,087,524

Proved Undeveloped PV-10, $                  18,261,372              30,745,768

Total                                        24,446,114              40,915,020



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

PAKISTAN RESERVE ESTIMATES

As previously reported and filed in a Form 8-K dated September 22, 1998, the Company retained Martin Petroleum and Associates to perform a preliminary reserve study on its Jacobabad Concession in the Middle Indus basin in central Pakistan. These reserves are not categorized as proven. Further, these reserves remain categorized by the company as unproven. However, management has determined that the independent estimates of Probable Recoverable Reserves in the preliminary reserve study represent material information which merited disclosure to the shareholders. These independent estimates also served as justification to management to continue further exploratory drilling on its Pakistan Concession and justification to management to bid for and obtain subsequent to year-end the Yasin Block Concession which is comprised of portions of the Jacobabad Concession acreage.

CAUTIONARY NOTE REGARDING RESERVE ESTIMATES

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

MARKET FACTORS AND EFFECTS OF COMPETITION AND REGULATION

COMPETITION

The oil and gas business is highly competitive in every phase. We compete with numerous companies and individuals in our exploration and production activities. Many on these competitors have far greater financial and technical resources with established multi-national operations. As a result, unless we obtain additional capital investment and /or join in partnerships and joint ventures, we may be prevented from participating in large drilling and acquisition programs. Since we are smaller and have limited resources in comparison to many of our competitors, our ability to compete for oil and gas properties is also limited.

STATE AND LOCAL REGULATIONS:

The various states have established statutes and regulations requiring permits for drilling, drilling bonds to cover plugging contingencies, and reporting requirements on drilling and production activities. Activities such as well location, method of drilling and casing wells, surface use and restoration, plugging and abandonment, well density, and other matters are all regulated by a governing body. Texas, the state in which we operate, has rules and regulations covering all of these matters. It also has regulations addressing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties.

ENVIRONMENTAL REGULATIONS:

Our activities are subject to numerous state and federal statutes and regulations concerning the storage, use and discharge of materials into the environment, and many other matters relating to environmental protection. These regulations may adversely affect our operations and cost of doing business. It is likely that these laws will become more stringent in the future.

SAFETY AND HEALTH REGULATIONS:

We must also conduct our operations in accordance with laws governing occupational safety and health. Currently, we do not foresee expending substantial amounts in order to comply with these regulations.

FOREIGN LAWS AND REGULATIONS:

We intend to commit a significant amount of our resources to develop our oil and gas Concession in Pakistan. There are inherent risks in operating a business in a foreign country, where unfamiliar laws and business practices may exist. The Company intends to minimize this risk by engaging appropriate professional and support personnel as the operations develop.

MARKETING

The availability of a ready market for our oil and gas production depends on numerous factors over which we have no control, including the cost and availability of alternative fuels, the extent of other production, costs and proximity of pipelines, regulations of governmental authorities and cost of compliance with environmental concerns. Our business is not seasonal, but increased consumer demand in certain months of the year can influence the price of our produced hydrocarbons upward, depending on the circumstances. Future prices are virtually impossible to predict. We do not have a significant share of any market segment and cannot set or influence the price of our products. While virtually 100% of our produced oil is sold to one purchaser, the availability of several other purchasers in the same market under comparable terms limits any risk associated with reliance upon a single purchaser.

TITLE TO DOMESTIC PROPERTIES

         Our Texas-based properties are oil and gas leasehold interests which, according to their general terms, must be maintained by development operations or continuous hydrocarbon production without cessation or interruption, except for temporary cessation or interruption. Certain of our leases also require development of the covered acreage according to a specified schedule. The consequences of our non-compliance with these operational and developmental obligations are forfeiture of the particular lease, in the case of non-temporary cessation of operations and production of hydrocarbons, and forfeiture of portions of the lease or undeveloped geologic horizons within the covered acreage covered by a particular lease, in the case of non-compliance under leases which contain scheduled development requirements.

TITLE TO PAKISTAN LICENSE

The exploration license in the Republic of Pakistan held by our subsidiary, Hycarbex- American Energy, Inc., contains time sensitive development and rental funding obligations which, if not timely fulfilled, would likely result in a forfeiture of the concession. While the estimated potential recoverable hydrocarbon reserves under the acreage covered by the concession are not included within our stated reserves in our financial statements contained within this report, loss of the Pakistan concession as a result of our non-compliance would likely have a substantial adverse impact upon the market for the Company's securities.

AVAILABILITY OF DOMESTIC MARKETS AND VOLATILE PRICING

         There is an existing and available market for the oil produced from our Texas-based properties. However, the prices which we obtain for our production are subject to market fluctuations which are affected by many factors, including supply and demand. We rely upon favorable pricing to meet our operational expenses. Extended periods of depressed oil prices could result in the inability to meet these operational expenses and could expose us to the risk of loss of our properties because of the financial inability to meet ongoing maintenance and development requirements. Numerous factors beyond our control which could affect pricing include:

         o        the level of consumer product demand,

         o        weather conditions,

         o        domestic and foreign governmental regulations,

         o        the price and availability of alternative fuels,

         o        political conditions,

         o        the foreign supply of oil and natural gas,

         o        the price of foreign imports, and

         o        overall economic conditions.

AVAILABILITY OF INTERNATIONAL MARKETS AND VOLATILE PRICING

         We have not established production on our concession in the Republic of Pakistan. Should our further development result in a well or wells capable of producing hydrocarbons, sales of those hydrocarbons could not be made without connections to existing pipeline facilities. Our ability to generate a favorable return on our investment in Pakistan will be dependent upon market prices and conditions present at the time we achieve commercial production, if at all.

ADVERSE OPERATING CONDITIONS

         The oil and gas business involves a variety of operating risks. We are faced with the risk that we will not find oil and natural gas at all or that we will not find oil and natural gas in reservoirs from which we can economically produce the oil and natural gas. The cost of drilling, completing and operating wells is substantial and uncertain. Numerous factors beyond our control may cause the curtailment, delay or cancellation of drilling operations, including:

         o        unexpected drilling conditions,

         o        pressure or irregularities in formations,

         o        equipment failures or accidents,

         o        adverse weather conditions,

         o        compliance with governmental requirements, and

         o shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment.

In accordance with customary industry practice, we have maintained insurance against some, but not all, of the risks described above. We cannot assure you that any insurance will be adequate to cover the potential losses or liabilities. We also cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

NEED FOR ADDITIONAL FUNDS

         Since the production derived from our Texas-based properties is insufficient to meet our future capital requirements for both Texas and Pakistan operations, we will need additional financing to meet our projected operating capital requirements. We do not currently have a line of credit or other credit facility available to us to meet these cash requirements. Additional financing will be pursued, as needed, by seeking credit facilities, sales of our securities, sales of our assets and joint ventures. We cannot be certain that we will be successful in obtaining additional financing on favorable terms, if at all.

FACILITIES AND PERSONNEL RESOURCES
OFFICES

We currently lease approximately 3,800 square feet of office space for use as corporate offices at 9441 Sam Houston Parkway, Houston, Texas, at a monthly rental of $2,391. The lease expires on August 31, 2004. We likewise maintain two office trailers of approximately 200 square feet each and one storage facility of approximately 400 square feet for our domestic field operations on certain of our oil and gas leases. Our right to install and maintain these trailers and storage buildings is included with the easements granted under the oil and gas leases and they do not incur a rental obligation. We likewise maintain an office in Islamabad Pakistan of approximately 2,400 square feet.

EMPLOYEES

We have 5 employees in our Houston, Texas corporate offices, three of which are management. We have 7 employees, including 2 management employees, working in our field operations and 11 employees in our Islamabad Pakistan office. None of our employees is represented by a union or collective bargaining organization. We consider our relationship with our employees to be satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

During the second quarter, we initiated litigation in Cause No. 115917 in the 240th Judicial District Court of Fort Bend County, Texas, against Northern Lights Energy, Ltd., ("Northern Lights") seeking judicial interpretation of the May 9, 2000 purchase agreement with Northern Lights' in which we sought a cancellation of Northern Lights' right to purchase the Texas oil and gas leases under the contract as a result of Northern Lights failure to consummate the purchase in a timely fashion. A cancellation would have resulted in the $750,000 advance made by Northern Lights Energy, Ltd. to us at the inception of the contract being treated as a loan, to be repaid to Northern Lights out of 25% of production in succeeding months. Under the terms of the original contract, if such "lender status" was ultimately elected by Northern Lights Energy, Ltd. in lieu of purchase, Northern Lights Energy was entitled to occupy the position as operator of the oil and gas leases until the loan was repaid. In that suit we likewise requested the Court to appoint a temporary receiver for the sole purpose of prudent management, operation and development of the Texas oil and gas leases during the pendency of the lawsuit. On October 27, 2000, an interim agreement was entered into by the litigants providing for operational safeguards and procedures and Northern Lights Energy, Ltd. continued to operate the properties, applying 25% of production to a sinking fund that would be applied as repayment of the $750,000 loan should the Court ultimately hold in our favor. In the fourth quarter we announced a settlement which would have permitted Northern Lights Energy, Ltd. to tender the agreed purchase price in installments. The settlement terms were made subject to the approval of the Canadian securities authorities which had jurisdiction over one of the defendants. The Canadian Venture Exchange declined approval of the settlement and subsequent to the end of the fiscal year the litigants restructured the settlement such that Northern Lights Energy, Ltd. relinquished its purchase rights under the contract and accepted a discounted cash sum in full repayment of the loan, thereby permitting us to reassume operational control of the Texas-based oil and gas leases.

As of June 30, 2001, we were not a party to any other material legal proceedings, and to the best of our knowledge, no material legal proceedings have been threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the first quarter the proposal to sell the Texas-based oil and gas leases to Northern Lights Energy, Ltd. for four million dollars, or, if not consummated with Northern Lights, to an alternative purchaser under comparable terms, was submitted to a vote of shareholders by written consent. As of July 31, 2000, a date more than thirty days after the notice to the shareholders, the proposal was approved by the vote of 18,654,691 shares for the proposal, 140,440 shares against the proposal and 2,900 shares abstaining.

PART II

ITEM 5.  MARKET OF OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The price of the Common Stock of the Company is quoted in the "pink sheets" published by the National Quotation Bureau and the Bulletin Board, an inter-dealer quotation system operated by the National Association of Securities Dealers, Inc. under the symbol "AMEL". These over the counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transaction prices.

                                     High Bid          Low Bid
           Fiscal years ended
           June 30,

           2001
           First Quarter               $0.66            $0.25
           Second Quarter              $1.28            $0.44
           Third Quarter               $0.72            $0.16
           Fourth Quarter              $0.29            $0.15

           2000
           First Quarter               $2.46            $0.93
           Second Quarter              $2.06            $1.00
           Third Quarter               $1.25            $0.15
           Fourth Quarter              $1.01            $0.25


DIVIDENDS

We have not declared, distributed or paid any cash dividends in the past. We do not expect that we will have sufficient net profit and cash flow in amounts that would allow a cash dividend to be paid to our shareholders in the foreseeable near term.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year we sold to private investors 9,840,075 shares of Common Stock, $.001 par value, at $0.30 per share, without registration under the Securities Act of 1933, as amended ("Securities Act"). We relied upon
Section 4(2) of the Securities Act in claiming exemption from registration. All of the persons had full information concerning our business affairs and acquired the securities for investment purposes. The certificates representing the shares issued contain a restrictive legend prohibiting transfer without registration or the availability of an exemption from registration. All of the shares were made the subject of a Registration Statement on Form

S-3 filed November 22, 2000, and amended March 8, 2001. The Registration Statement was not declared effective by the Securities and Exchange Commission as of June 30, 2001.

In connection with the private placement, we also issued to the placement agent as a commission 796,929 Warrants to Purchase Common Stock at an exercise price of $0.36.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data presented under the captions "Statements of Earnings Data" and "Balance Sheet Data' for, and as of the end of, each of the years in the five year period ended June 30, 2001, are derived from the consolidated financial statements of The American Energy Group, Ltd, and Subsidiaries. The financial data for the four years ended June 30, 1996 through 1999 have been audited by Jones, Jensen & Company, Independent Public Accountants. The financial data for the years ended June 30, 2000 and 2001 have been audited by HJ & Associates, Inc. (previously Jones Jensen & Company). The selected consolidated financial data should be read in conjunction with the Consolidated Financial statements as of June 30, 2001 & 2000, and for each of the three years ended June 30, 2001, 2000 and 1999, the accompanying notes and the report thereon, which are included elsewhere in the respective Forms 10-K.


                                                             FOR THE YEARS ENDED JUNE 30,
                                    ----------------------------------------------------------------------------------
                                       2001             2000              1999             1998               1997
                                    ------------     ------------      ------------     ------------      ------------
STATEMENT OF
EARNINGS DATA ($)
Oil & Gas sales.............       $   1,806,335        1,823,276         417,136          641,203           83,485
Lease Operating
& Production Costs......                 811,757          592,502         163,838          258,032           83,826
Penalties                                540,000          270,002
Legal & Professional........             336,597          414,308         393,877          541,031          143,622
Administrative Labor.......              111,300          135,529          88,475          122,089           77,194
Depreciation and
Amortization Expense......             6,389,705        1,249,879       5,245,671          275,803           37,416
Warrant settlements                    1,758,000

Other G & A...............             4,853,820          555,227         560,668          144,172          113,625
                                     ===========       ==========      ==========       ==========       ==========
Total Expenses..............          14,801,179        3,217,447       6,452,529        1,341,127          455,683

Other Income & Expenses..               (279,248)        (967,004)         64,212           48,851          (11,808)
Extraordinary Item                                            -0-             -0-          123,082           17,343
                                                       ==========      ==========       ==========       ==========
Net Loss ...................         (13,274,092)      (2,361,175)     (5,971,181)        (527,991)        (166,663)
                                                       ==========      ==========       ==========       ==========
Basic Loss per Common Share                (0.25)           (0.07)          (0.19)          (0.020)          (0.014)
                                     ===========       ==========      ==========       ==========       ==========
Weighted Ave. Shares
Outstanding..................         52,566,109       33,653,953      31,133,813       26,252,631       11,548,539
                                     ===========       ==========      ==========       ==========       ==========


BALANCE SHEET DATA


Cash & Cash Equivalents            $   923,831    1,344,513    1,196,566     3,214,205     3,132,294
Working Capital (deficit)           (3,267,255)  (1,939,587)    (592,850)      650,004     2,434,012
Total Assets                        16,434,452   17,649,578   15,814,790    20,864,635    13,092,370
                                    ==========  ===========   ==========    ==========    ==========

Long Term Debt                       1,095,919    1,226,243      544,551       698,677     1,792,318

Stockholders Equity                $11,027,264  $12,955,628  $13,720,854   $14,929,139    10,457,095
                                   ===========  -----------  ===========   ===========    ==========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the historical financial condition and results of operations should be read in conjunction with the "Summary Consolidated Financial Data", the consolidated financial statements and related notes contained in this report.

GENERAL STATEMENT OF ACTIVITIES AND METHOD OF ACCOUNTING

As of June 30, 2001, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas-based oil and gas leases situated in Fort Bend County, Texas. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise held an oil and gas exploration license on a concession near Jacobabad, Pakistan during the year on which we drilled an unsuccessful exploration well.

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

ADJUSTMENT TO FINANCIAL STATEMENTS FOR PRIOR PERIODS

In our financial statements for the periods ending June 30, 1999 and June 30, 2000, we capitalized the dry hole costs associated with the unsuccessful drilling activities in Pakistan, rather than deducting them as an expense in the year incurred, on the belief that the results of our domestic and international activities could be viewed as a whole. Based upon applicable accounting principles, the lack of proven reserves in Pakistan requires that Pakistan be treated as a separate cost center and that the dry hole costs be expensed in the year incurred. This adjustment affects the previously reported losses for the period ending June 30, 1999 by increasing those losses by $5,216,832 from $754,349 to the corrected figure $5,971,181, and affects the previously reported losses for the period ending June 30, 2000 by decreasing those losses by $9,922,073 from $12,283,248 to the corrected figure $2,361,175. (See Note 10 to our Consolidated Financial Statements).

The large increase in Other General and Administrative Expenses from $555,227 in the previous year to $4,853,820 for the current year is based largely upon the 6,050,000 shares of Common Stock issued to members of management and directors in November, 2000. The values attributed to these shares in the Financial Statements for purposes of calculating this expense line items were determined based upon the market value of the shares on the date of issue.

TEXAS GULF COAST OPERATIONS

As stated elsewhere in this report, we currently own and operate a total of 107 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the fiscal year ended June 30, 2001, an average of thirty-three (33) of the Company's 107 wells were producing daily with varying production ranging from 2 barrels per day to 55 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. The Company's intent was to workover, re-complete and drill new wells in these fields to generate funds for future oil and gas exploration in the domestic U.S.

In the fourth quarter of the previous year, we redirected our focus and business plan toward Pakistan exploration due to its substantially greater potential for large scale hydrocarbon production based upon available geologic and geophysical data. We commenced, at that time, efforts to market our Texas-based properties both to generate cash resources and to limit dilution of the company's existing cash and personnel resources. In May 2000, after negotiations with several interested parties, we entered into a sales agreement with Northern Lights Energy, Ltd. to sell the properties for $4,000,000. A front-end advance of $750,000 was paid to us which we utilized for certain expenses of the transaction and for deposit requirements in Pakistan. Under the terms of the contract, if Northern Lights Energy failed to close for any reason, the $750,000 advance was to be treated as a loan and repaid out of 25% of production, with Northern Lights Energy controlling operations during the repayment period. Northern Lights subsequently failed to consummate the sales agreement and we instituted litigation to obtain certainty as to its lender, rather than purchaser, status. An interim agreement was entered into immediately providing for operating procedural safeguards during the pendency of the suit and further providing for the deposit of 25% of production to a sinking fund which would be applied to loan repayment in the event we were ultimately successful in the litigation. We entered into a settlement agreement in March, 2001, subject to certain approvals by the Canadian authorities regulating Northern Lights and the settlement was later disapproved by the agency. We experienced a moderate increase in overall daily production during this fiscal year as the result of field work in progress. However, the 25% of production designated for Northern Lights' loan repayment had an adverse effect on our net profits figure as reflected in the accompanying financial statements.

During the fiscal year ending June 30, 2001, reworking operations continued under the direction of Northern Lights Energy, Ltd., and one (1) new well was drilled which was plugged and abandoned as a dry hole.

On June 27, 2001, (three days prior to the end of the fiscal year) we underwent a change in management. Subsequent to the end of the fiscal year, after a complete reevaluation of these properties by the new management team, we restructured a final settlement with Northern Lights Energy in an effort to regain immediate control of our Texas-based oil and gas leases. On August 23, 2001, Northern Lights Energy, Ltd. relinquished its contractual purchase rights and accepted a discounted sum of $285,000 as full payment of the loan balance, after application of the prior sinking fund deposits. Subsequent to the end of the fiscal year, we sold 10% working interest in the Texas based oil and gas leases and equipment for $300,000 to Zaber Investments, L.L.C. and used the proceeds to make the settlement payment to Northern Lights. The remaining $15,000 not paid to Northern Lights were applied to field development expenses.

Once we regained control of the Texas-based oil and gas leases and equipment, we elected to withdraw them from the sales market and then designed and implemented a program to increase productivity and make them self sufficient within the first six (6) months of this current fiscal year. Since July 1, 2001, the Company has drilled one (1) new well (Blakely B-72) which was completed as a producing well and is currently flowing oil. Continued testing is ongoing at present and additional potential oil zones revealed in the tests performed on this well will be explored in the future. In addition, our saltwater disposal well in the Blue Ridge Field has been repaired and will soon be put on line after regulatory approval, and our saltwater disposal well in the Boling Field is currently being repaired and is expected to be placed on line shortly. When these saltwater disposal wells are activated, we will no longer incur third party costs associated with hauling and disposing of saltwater from operations resulting in a savings of $15,000 to $20,000 per month, which will considerably lower our lifting costs. Field production has increased by approximately 100 BOPD since July 1, 2001. We anticipate that our domestic fields will continue to experience this increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled.

Our domestic operating budget for the coming fiscal year includes the drilling of 6 new wells, 30 recompletions, 24 workovers, 2 soak programs and 2 disposal wells. We are also planning to acquire 1 vacuum truck, 14 reconditioned motors, 2 equipment and storage buildings, 20,000 feet of tubing and 10,000 feet of sucker rods.

We believe that the we must continue to raise additional capital through outside sources for this fiscal year for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level.

PAKISTAN OPERATIONS

In the fiscal year ended June 30, 2001 we shot an additional 40km of seismic line in the vicinity of proposed drilling locations. Our technical team evaluated this newly acquired seismic data, along with geological and geophysical data derived from previously drilled wells to optimize the selection of future drill sites on the approximate one million acres (fifteen hundred square miles) comprising the Jacobabad concession. Based upon the preliminary testing of the initial well drilled Kharnhak #1, in 1998, the geological information obtained while drilling the David #1 and 1A wells and the newly acquired seismic data we selected the drillsite for the Jacobabad #3 well.

The Jacobabad #3 well was drilled in Nov/Dec 2000 and plugged and abandoned as a dry hole. Although Jacobabad 3 did not result in a commercial success, we have demonstrated improved drilling and testing performance in this technically challenging environment, and have acquired important additional data that was used to further develop our geologic model of this portion of the Middle Indus Basin. Soon after plugging the Jacobabad #3 well the concession was completely reevaluated to determine areas on our Jacobabad Concession that had good hydrocarbon potential.

For strategic reasons, we elected to release the Jacobabad Concession back to the Pakistan government and nominate specific highly potential hydrocarbon areas for bidding with the expectation of being awarded the desired acreage areas. Subsequently we applied and bid for three (3) concessions closely associated with the released Jacobabad Concession. In August 2001 we were officially awarded the Yasin Concession (1211.68 sq. km) in the Sindh Province of Pakistan. Dr. Iftikhar Zahid, Hycarbex's Vice President of Administration and Resident Director signed the Concession Agreement August 11, 2001 in Islamabad with representatives of the President of Pakistan. Hycarbex has committed USD $2,400,000.00 over the course of the next three years to explore and test this concession. At least 100 km of new 2-D seismic will be shot, 150 km of older vintage 2-D data will be evaluated, and one exploration well will be drilled to test the Sui Main Limestone formation for potential gas. Hycarbex-American Energy Inc. has also bid and applied for two additional Pakistan concessions in the area. The Bahadurpur Concession 211.62 sq. Km is east of the Yasin Concession and north of Pakistan Petroleum Ltd. Block 22 Concession. The Miro Khan Concession (4764.87 sq. km.) is immediately to the west of the Yasin Concession on the west flank of Hycarbex's prior Jacobabad Concession. We are currently awaiting for the oil ministry to finalize the concession agreements for these two (2) blocks and to make its official awards.

Subsequent to the end of the fiscal year, we announced that a new exploration well will be commenced within the next year, in order to fulfill Hycarbex's exploration commitment with the Government of Pakistan. The well location will be determined after performance and evaluation of additional seismic expected to be conducted in the second and third quarters of the coming fiscal year.

NEED FOR ADDITIONAL FUNDS

         Since the production derived from our Texas-based properties is insufficient to meet our future capital requirements for both Texas and Pakistan operations, we will need additional financing to meet our projected operating capital requirements. We do not currently have a line of credit or other credit facility available to us to meet these cash requirements. Our cash position is critical given the Concession requirements in Pakistan and given future development requirements under certain of our Texas oil and gas leases. We intend to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet its anticipated near term needs. There can be no assurance that these efforts will continue to prove successful. In the event that additional capital raising efforts by the Company are unsuccessful, the likely effects would be an ultimate forfeiture of the Pakistan concession and a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

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

REVENUES AND EXPENSES

In the fiscal year ended June 30, 2001, the Company incurred a net operating loss of $13,274,092, with oil sales of $1,806,335, as compared to a net operating loss of $2,361,175 on oil sales of $1,823,276 in the prior fiscal year ended June 30, 2000, and as compared to a net operating loss of $5,971,181 on oil sales of $417,136 in the fiscal year ended June 30, 1999.

This reflects a minimal decrease in revenues for the year ended June 30, 2001 over the year ended June 30, 2000, and an increase of four hundred thirty seven percent (437%) over the year ended June 30, 1999 .

The increases noted above resulted from the increases in barrels of oil sold and the sale of those barrels at prices which were significantly higher than those received during fiscal 1998. The average price per barrel of oil sold by the Company in the fiscal years ending June 30, 2000 and 1999 was $24.91 and 12.93, respectively, as compared to $29.11 per barrel in the fiscal year ending June 30, 2001.

Lease operating costs incurred during the years ended June 30, 2001, 2000 and 1999 were $811,757, $592,502, and $163,838, respectively. The significant increase for the year ended June 30, 2001 over the previous two fiscal years was a direct result of the increased production in barrels of oil as previously discussed under "Oil and Gas Disclosures".

Depreciation and amortization expense incurred during the years ended June 30, 2001, 2000 and 1999 was $6,389,705, $1,249,879 and $5,245,671,
respectively. The fluctuation in these accounts is a direct result of the drilling of dry holes incurred in the Pakistan cost center which, upon dry hole determination, are included in the amortization base of that cost center. As there are currently no proven reserves in this cost center, the cost of these dry holes are immediately written off.

OTHER INCOME AND EXPENSES

Interest income earned during the years ended June 30, 2001, 2000 and 1999 was $15,466, $5,850, and $73,969, respectively. The decrease in interest income earned is a direct result of the decrease in cash held by the company during the years ended June 30, 2001 and 2000.

Interest expense incurred during the years ended June 30, 2001, 2000 and 1999 was $229,887, $123,800, and $6,877, respectively. The significant increase in interest expense incurred during the year ended June 30, 2001 and 2000 is a direct result of $1,500,000 note payable financing agreement entered into by the Company during the year ended June 30, 2000.

During the year ended June 30, 2000 the Company incurred debt issue costs in the amount of $846,992 of which $798,372 was related to the cost of warrants to the Debtor.

NET INCOME

The Company, with the inclusion of other income, foreign and domestic administrative expenses, asset impairment loss, and including interest, reported a net loss of $13,274,092 in the fiscal year ended June 30, 2001, versus a net loss of $2,361,175 in the prior fiscal year ended June 30, 2000 and a net loss of $5,971,181 for the year ended June 30, 1999.

Total Assets/Shareholder's Equity

In the fiscal year ended June 30, 2001, Total Assets of the Company decreased to $16,434,452,

In the year ended June 30, 2000, Total Assets were $17,649,578. The decrease of $1,215,126 is mainly attributed to the decrease in cash and receivables of $480,521 and capitalized oil and gas properties of $608,945 and increases in other assets, including development of the Pakistan concession, cash and accounts receivable in the amount of $2,491,097

Net Shareholders Equity decreased to $11,027,264 as of June 30, 2001, from $12,955,628 as of June 30, 2000.

The Company incurred certain long term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999, which debt is convertible at the option of the holder at the rate of one Common share for each one dollar of principal converted. A contractual provision within the lending documents required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. The Company has not complied with this registration requirement, triggering a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is accomplished. The Company has elected to pay the penalty sum in common stock as permitted in the lending documents and will continue to incur this monthly penalty until the registration is completed. Late registration penalties equal to three percent (3%) per month of the stock purchased, payable in cash or stock at our election, are also applicable to certain private placement investors from the current fiscal year commencing 120 days after their respective acquisition dates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have to trade in derivative financial instruments and we do not have firmly committed sales transactions. We have not entered into hedging arrangements and do not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. The prices realized are primarily driven by prevailing domestic prices for crude oil. Historically, these prices have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices we received during the fiscal year ranged from a monthly low of $25.52 per barrel to a monthly high of $33.60 per barrel. A significant decline in the price of oil could have a material adverse effect on our financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary financial data, which begins on page F-1, are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Name                 Age  Position
  Georg von Canal       52  Chairman of the Board/President

  William M. Aber, Jr.  57  Director, Vice President and Chief Executive Officer

  Dean C. Smith         54  Chief Financial Officer

  Linda F. Gann         43  Secretary

GEORG VON CANAL
CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT
Georg von Canal is an independent Corporate Finance Consultant and has represented interests of major American Energy shareholders since March 1998. Prior to his present occupation, he was an Investment Manager, Corporate Finance, with APAX Partners & Co., Germany and Switzerland, (now Atrium AG) and a Managing Partner of Transconnect Group, Munich, a business consultancy and investment company. Mr. Von Canal holds a first class PhD in Economics from the University of St. Gallen, Switzerland. He joined the Board of Directors in March 2000.

WILLIAM M. ABER, JR.
BOARD MEMBER, VICE PRESIDENT AND CHIEF EXECUTIVE OFFICER
William M. Aber, Jr. was appointed to the Board and as Vice President and Chief Executive Officer on June 27, 2001. Mr. Aber is co-founder, President and Chairman of the Board of several oil and gas related companies in Houston, Texas. He holds a Masters Degree in physics from Sam Houston State University. He has previously worked for Getty Oil Company and Strata Energy where he gained valuable domestic exploration experience. Since 1987, Mr. Aber has been involved in oil and gas exploration worldwide. Mr. Aber has served as an exploration advisor and consultant to Hycarbex-American Energy, Inc. since 1997.

DEAN C. SMITH
CHIEF FINANCIAL OFFICER
Dean C. Smith was appointed Chief Financial Officer on June 27, 2001. Mr. Smith is Treasurer and sits on the Board of an oil and gas consulting firm and an oil and gas investment group in Houston, Texas. He completed his education at Centenary College of Louisiana and Northwestern Univesity of Louisiana. He has been actively involved in the oil and gas industry for 14 years.

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

SECTION 16(a) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file periodic reports with the SEC reporting their direct and indirect ownership and changes in ownership of our securities. To the best of our knowledge, all Section 16(a) requirements have been complied with during the year ending June 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table:

ANNUAL COMPENSATION                               LONG TERM COMPENSATION
-------------------                               ----------------------
                                                     AWARDS            PAYOUTS
                                                     ------            -------
                                                     OTHER                               SECURITIES
NAMEE AND                                            ANNUAL            RESTRICTED        UNDERLYING
PRINCIPAL                                            COMPEN-           STOCK                LTIP
POSITION          YEAR      SALARY(L)       BONUS    SATION            AWARDS            OPTIONS/SARS   PAYOUTS
===========       =====     =========       =====    =========         ======            ============   ========

Charles           2001     $ 65,528.04      -0-      -0-               -0-              1,650,000          -0-
Valceschini
CEO

Linda             2001     $ 26,604.07      -0-      -0-               -0-                 150,000         -0-
Gann
Secretary


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of voting equity securities, Common and Convertible Preferred, which are combined to accumulate the total voting shares of the Company.

The following table sets forth certain information as of October 10, 2001, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                                  NUMBER           PERCENT
NAME                                TYPE         OF SHARES         OF CLASS

CURRENT OFFICERS AND DIRECTORS

William M. Aber                     Common        908,910            1.5%

Dean C. Smith                       Common        401,250            0.7%

Linda F. Gann (FN 5)                Common         75,600            0.1%

All current officers and
Directors as a group
(four persons)                      Common      1,385,760            2.3%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year, Calvert D. Crary, a principal in the organization serving as our investment banker, purchased 100,000 shares of our Common Stock at $0.30 as an individual investor in the private placement. Mr. Crary's shares were purchased for the same price and under the same terms as the other private placement investors.


PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     EXHIBITS
                  The Financial Statement Schedules required herein are included as set forth as Exhibit A and beginning on page F-1

          (b)     REPORTS ON FORM 8-K

  None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2001.

/s/Georg von Canal
President and Chairman of the Board

/s/William M. Aber, Jr.
Vice-President, Chief Executive Officer and Director

/s/Dean C. Smith
Chief Financial Officer

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                 C O N T E N T S

Independent Auditors' Report................................................ F-3

Consolidated Balance Sheets................................................. F-4

Consolidated Statements of Operations....................................... F-6

Consolidated Statements of Stockholders' Equity............................. F-7

Consolidated Statements of Cash Flows....................................... F-9

Notes to the Consolidated Financial Statements............................. F-11

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
The American Energy Group, Ltd. and Subsidiaries
Houston, Texas


We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. As discussed in
Note 1 to the consolidated financial statements, the Companies have suffered recurring losses to date, which raises substantial doubt about their ability to continue as going concerns. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements, certain errors were discovered by management during the current year resulting in the understatement of previously reported amounts in Oil and Gas Properties and an overstatement in the Accumulated Deficit account as of June 30, 2000 and the overstatement of previously reported net loss for the year ended June 30, 2000 and the understatement of previously reported net loss for the year ended June 30, 1999. Accordingly, adjustments have been made to the above mentioned accounts.

HJ & Associates, LLC
Salt Lake City, Utah
October 8, 2001

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                             JUNE 30,
                                                 -----------------------------
                                                      2001             2000
                                                 -------------  --------------
                                                                 (As Restated)
CURRENT ASSETS

   Cash (Note 1)                                 $     923,831  $      244,513
   Restricted cash (Note 1)                                  -       1,100,000
   Receivables                                         104,108         163,947
   Other current assets                                 16,075          19,660
                                                 -------------  --------------

     Total Current Assets                            1,044,014       1,528,120
                                                 -------------  --------------

OIL AND GAS PROPERTIES USING
   FULL COST ACCOUNTING (Notes 1 and 2)

   Properties being amortized                       16,687,542      24,725,831
   Properties not subject to amortization                    -         357,749
   Accumulated amortization                         (1,515,171)     (9,302,264)
                                                 -------------  --------------

     Net Oil and Gas Properties                     15,172,371      15,781,316
                                                 -------------  --------------

OTHER PROPERTY AND EQUIPMENT (Note 1)

   Drilling and related equipment                      387,267         384,679
   Vehicles                                            139,801         139,801
   Office equipment                                     52,835          48,933
   Accumulated depreciation                           (417,456)       (353,718)
                                                 -------------  --------------

     Net Other Property and Equipment                  162,447         219,695
                                                 -------------  --------------

OTHER ASSETS

   Debt issuance costs, net (Note 1)                    48,620         113,447
   Investments                                           1,900           1,900
   Deposits                                              5,100           5,100
                                                 -------------  --------------

     Total Other Assets                                 55,620         120,447
                                                 -------------  --------------

     TOTAL ASSETS                                $  16,434,452  $   17,649,578
                                                 =============  ==============


The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        JUNE 30,
                                                            ---------------------------
                                                              2001                2000
                                                            ------------  -------------
                                                                          (As Restated)
CURRENT LIABILITIES

   Accounts payable                                         $  1,729,235  $   1,287,337
   Accrued liabilities                                           649,557      1,242,329
   Deposit payable (Note 2)                                      483,080        750,000
   Current portion of capital lease obligations (Note 4)           1,280          2,627
   Current portion of notes payable and long-term
     debt (Note 3)                                             1,448,117        185,414
                                                            ------------  -------------

     Total Current Liabilities                                 4,311,269      3,467,707
                                                            ------------  -------------

LONG-TERM LIABILITIES

   Notes payable and long-term debt (Note 3)                   1,094,290      1,220,000
   Capital lease obligations (Note 4)                              1,629          6,243
                                                            ------------  -------------

     Total Long-Term Liabilities                               1,095,919      1,226,243
                                                            ------------  -------------

     Total Liabilities                                         5,407,188      4,693,950
                                                            ------------  -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 7)

   Convertible voting preferred stock; par value $0.001
    per share; authorized 15,000,000 shares; 41,499 and
    41,499 shares issued and outstanding, respectively                42             42
   Common stock; par value $0.001 per share;
    authorized 80,000,000 shares; 59,991,665 and
    35,297,881 shares issued and outstanding,
    respectively                                                  59,992         35,298
   Capital in excess of par value                             36,724,103     25,403,069
   Accumulated deficit                                       (25,756,873)    12,482,781)
                                                            ------------  -------------

     Total Stockholders' Equity                               11,027,264     12,955,628
                                                            ------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 16,434,452  $  17,649,578
                                                            ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                  For the Years Ended
                                                                        June 30,
                                           -------------------------------------------------
                                              2001               2000               1999
                                           -------------    --------------    --------------
                                                             (As Restated)     (As Restated)
REVENUE

   Oil and gas sales                       $   1,806,335    $   1,823,276     $      417,136
                                           -------------    -------------     --------------

     Total Revenue                             1,806,335        1,823,276            417,136
                                           -------------    -------------     --------------

EXPENSES

   Lease operating and production costs          811,757          592,502            163,838
   Penalties                                     540,000          270,002                  -
   Legal and professional                        336,597          414,308            393,877
   Administrative labor                          111,300          135,529             88,475
   Depreciation and amortization expense       6,389,705        1,249,879          5,245,671
   Warrant settlements (Note 6)                1,758,000                -                  -
   Other general and administrative            4,853,820          555,227            560,668
                                           -------------    -------------     --------------

     Total Expenses                           14,801,179        3,217,447          6,452,529
                                           -------------    -------------     --------------

NET OPERATING LOSS                           (12,994,844)      (1,394,171)        (6,035,393)
                                           -------------    -------------     --------------

OTHER INCOME (EXPENSES)

   Interest income                                15,466            5,850             73,969
   Interest expense                             (229,887)        (123,800)            (6,877)
   Debt issuance costs                           (64,827)        (846,992)                 -
   Unrealized gain on investment                       -            1,480                  -
   Gain (loss) on sale of assets                       -           (3,542)            (2,880)
                                           -------------    -------------     --------------

     Total Other Income (Expenses)              (279,248)        (967,004)            64,212
                                           -------------    -------------     --------------

NET LOSS                                   $ (13,274,092)   $  (2,361,175)    $   (5,971,181)
                                           =============    =============     ==============

BASIC LOSS PER COMMON SHARE                $       (0.25)   $       (0.07)    $        (0.19)
                                           =============    =============     ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                           52,566,109       33,653,953         31,133,813
                                           =============    =============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


                                                                            Convertible Voting
                                               Common Stock                  Preferred Stock               Capital in
                                      -----------------------------  ------------------------------         Excess of    Accumulated
                                         Shares           Amount          Shares         Amount             Par Value     Deficit
                                      -------------   -------------  -------------  ---------------  -----------------  ------------
Balance, June 30, 1998                   28,927,872   $      28,928        535,462  $           535  $   19,050,101     $(4,150,425)

Common stock issued for cash at
 approximately $2.32 per share            1,663,572           1,664              -                -       3,853,336               -

Common stock issued upon
 conversion of preferred shares           2,167,330           2,167       (433,467)            (433)         (1,734)              -

Common stock issued for oil and
 gas properties at $3.50 per share          194,000             194              -                -         678,805               -

Common stock issued in lieu of
 accounts payable at $3.51 per share         39,441              39              -                -         138,425               -

Common stock issued for services
 at approximately $2.18 per share           138,223             138              -                -         301,030               -

Cancellation of common stock               (252,050)           (252)             -                -             252               -

Offering costs related to sales of
 common stock                                     -               -              -                -        (333,135)              -

Additional expense recorded upon
 granting of warrants                             -               -              -                -         122,400               -

Net (loss) for the year ended
 June 30 1999                                     -               -              -                -               -      (5,971,181)
                                      -------------   -------------  -------------  ---------------  -----------------  ------------
Balance, June 30, 1999                   32,878,388          32,878        101,995              102      23,809,480     (10,121,606)

Preferred stock issued for cash at
 $1.00 per share                                  -               -        400,000              400         399,600               -

Common stock issued for cash at
 $0.75 per share                            133,334             134              -                -          99,866               -

Common stock issued upon
 conversion of preferred shares           1,702,500           1,702       (460,496)            (460)         (1,242)              -

Common stock issued in
 satisfaction of penalty fee at
 an average price of $0.46 per
 share (Note 3)                             583,659             584              -                -         269,418               -

Offering costs related to sale
 of preferred stock                               -               -              -                -         (58,933)              -

Additional expense recorded upon
 granting of warrants                             -               -              -                -         884,880               -

Net (loss) for the year ended

The accompanying notes are an integral part of these consolidated financial statements.





 June 30, 2000                                    -               -              -                -               -     (2,361,175)
                                      -------------   -------------  -------------  ---------------  --------------  --------------
Balance, June 30, 2000                   35,297,881   $      35,298         41,499  $            42  $   25,403,069   $(12,482,781)
                                      -------------   -------------  -------------  ---------------  --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

                                                                        Convertible Voting
                                             Common Stock                Preferred Stock          Capital in
                                     ----------------------------  ---------------------------     Excess of    Accumulated
                                       Shares           Amount       Shares         Amount         Par Value     DEFICIT
                                     ------------   -------------  ----------  ---------------  -------------  --------------
Balance, June 30, 2000                 35,297,881   $    35,298      41,499    $          42    $ 25,403,069   $  (12,482,781)

Common stock issued for cash
 and warrants at $0.30 per share       13,780,083        13,780           -                -       4,120,245                -

Common stock issued in
 satisfaction of penalty fee at
 an average price of $0.51 per
 share (Notes 3 and 6)                    711,740           712           -                -         359,288                -

Common stock issued upon
 retirement of warrants at $0.80
 per share (Note 6)                     2,197,500         2,197           -                -       1,755,803                -

Common stock issued to
 directors for services and
 expenses at an average price
 of $0.43 per share                     6,050,000         6,050           -                -       2,607,948                -

Common stock issued in
 conversion of debt at an
 average price of $0.40 per
 share                                  1,293,661         1,294           -                -         520,392                -

Common stock issued for
 services rendered at an average
 price of $0.43 per share                 457,500           457           -                -         198,143                -

Common stock issued in conversion
 of debt and services at $0.66
 per share                              4,692,746         4,693           -                -       3,092,518                -

Common stock canceled pursuant
 to court decree (Note 6)                (321,146)         (321)          -                -         235,321                -

Common stock repurchased and
 canceled (Note 6)                     (4,168,300)       (4,168)          -                -      (1,090,122)               -

Offering costs related to sale of
 common stock                                   -             -           -                -        (478,502)               -

Net (loss) for the year ended
 June 30, 2001                                  -             -           -                -               -      (13,274,092)
                                     ------------   -----------  ----------  ---------------  --------------   ---------------
Balance, June 30, 2001                 59,991,665   $    59,992      41,499  $            42  $   36,724,103   $  (25,756,873)
                                     ============   ===========  ==========  ===============  ==============   ================

The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                  For the Years Ended
                                                                                         June 30,
                                                            -------------------------------------------------------------
                                                                  2001                  2000                    1999
                                                            -----------------     -----------------         -------------
                                                                                     (As Restated)          (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $     (13,274,092)    $      (2,361,175)    $      (5,971,181)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                  6,436,152             1,300,997             5,297,010
     Less amount capitalized to oil and gas properties                (46,447)              (51,118)              (51,339)
     Common stock issued for services rendered                      5,909,809                     -               301,168
     Common stock issued for retirement of warrants                 1,758,000                     -                     -
     Amortization of note payable discount                            174,843                     -                     -
     Loss on sale of asset                                                  -                 3,542                     -
     Additional expense for warrants                                        -               884,880               122,400
     (Gain) loss on investment                                              -                (1,480)                    -
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                59,839               (90,781)              (64,182)
     (Increase) decrease in receivables-related party                       -                 1,626                (1,626)
     (Increase) decrease in other current assets                        3,585                (6,058)               99,516
     (Increase) in other assets                                        64,827              (113,447)                    -
     (Increase) decrease in deposits                                        -                     -                (2,250)
     Increase (decrease) in accounts payable                          963,584               (11,815)             (929,264)
     Increase (decrease) in accrued liabilities and
      other current liabilities                                      (264,692)            1,567,725               (72,490)
                                                            -----------------     -----------------     -----------------
       Net Cash Provided (Used) by Operating Activities             1,785,408             1,122,896            (1,272,238)
                                                            -----------------     -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of assets                                                           -                10,000                 2,880
   Expenditures for oil and gas property development               (5,717,022)           (2,730,795)           (3,934,076)
   Expenditures for other property and equipment                       (2,589)               (9,327)             (181,944)
                                                            -----------------     -----------------     -----------------
       Net Cash (Used) by Investing Activities                     (5,719,611)           (2,730,122)           (4,113,140)
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable and long-term
    liabilities                                                             -             1,740,000                     -
   Proceeds from issuance of preferred and
    common stock                                                    4,134,025               500,000             3,855,000
   Expenditures for offering costs                                   (478,502)              (58,933)             (333,135)
   Payments on notes payable and long-term
    liabilities                                                      (142,002)             (425,894)             (154,126)
                                                            -----------------     -----------------     -----------------
       Net Cash Provided by Financing Activities                    3,513,521             1,755,173             3,367,739
                                                            -----------------     -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                      (420,682)              147,947            (2,017,639)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                            1,344,513             1,196,566             3,214,205
                                                            -----------------     -----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $         923,831     $       1,344,513     $       1,196,566
                                                            =================     =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                  For the Years Ended
                                                                                         JUNE 30,
                                                            -----------------------------------------------------------
                                                                  2001                 2000                1999
                                                            -----------------     -----------------     ---------------
                                                                                    (As Restated)        (As Restated)
CASH PAID FOR:

   Interest                                                 $           9,601     $           3,800     $        41,805
   Income taxes                                             $               -     $               -     $             -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of oil
     and gas properties                                     $               -     $               -     $       678,999
   Common stock issued to retire notes payable
     and accounts payable                                   $         756,686     $               -     $       138,464
   Notes payable and capital lease obligations
     for acquisition of other property and equipment        $           3,901     $               -     $             -
   Common stock issued in satisfaction of
     penalty fees                                           $         360,000     $         270,002     $             -
   Common stock repurchased for note payable                $       1,094,290     $               -     $             -


The accompanying notes are an integral part of these consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


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

         During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see Note 2) and a future $200,000 production payment if certain conditions are met. The acquisition was accounted for as a pooling-of-interests on the date of the acquisition. The fair value of the assets and liabilities assumed approximated the fair value of the 120,000 shares issued of $60,000 as of the date of the acquisition. Accordingly, book value of the assets and liabilities assumed was $60,000. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. All of these companies are collectively referred to as "the Companies".

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b. Going Concern (Continued)

         The recovery of assets and continuation of future operations are dependent upon the Companies' ability to obtain additional debt or equity financing, and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates a significant increase in production and revenues from oil and gas production during the coming year.

         c. Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

         Oil and Gas Properties-

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended June 30, 2001 and 2000 was $10,000 and $40,000, respectively. In addition, depreciation capitalized during the years ended June 30, 2001 and 2000 totaled $46,447 and $51,118, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2001, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $6,372,414 and $1,223,166 has been recognized in the accompanying consolidated financial statements for the years ended June 30, 2001 and 2000, respectively, on proved and impaired or abandoned oil and gas properties.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


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

         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2001, 2000 and 1999, the Companies incurred total depreciation of $63,738, $77,831 and $69,055, respectively.

         In accordance with full cost accounting, $46,447 and $51,118 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 2001 and 2000, respectively, as previously discussed.

         g. Basic Loss Per Share of Common Stock

                                                     For the Years Ended
                                                            June 30,
                                      --------------------------------------------------
                                              2001           2000            1999
                                      --------------    -------------    ---------------
          Loss (numerator)            $  (13,274,092)   $  (2,361,175)   $    (5,971,181)

          Shares (denominator)            52,566,109       33,653,953         31,133,813
                                      --------------    -------------    ---------------

          Per share amount            $        (0.25)   $       (0.07)   $         (0.19)
                                      ==============    =============    ===============

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. Concentrations of Risk

         From time to time, the cash balances in the Companies U.S. bank accounts exceed Federally insured limits. At June 30, 2001 and 2000, the balances in excess of the limits were approximately $-0- and $38,285, respectively. In addition, the Company had balances held in Pakistan banks that are not federally insured. The balances of $833,098 and $1,206,228 as of June 30, 2001 and 2000, respectively, held in Pakistan are subject to potential risks based on government intervention.

         i. Foreign Operations

         A significant portion of the operations of the Companies relate to an oil and gas concession located in the country of Pakistan (see Note 2). Pakistan has experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other merging markets in which the Companies are conducting operations. The Companies may be materially adversely affected by possible political or economic instability in Pakistan. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in drilling or investment policies or shifts in the prevailing political climate in Pakistan could adversely affect the Companies business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and well safety. The effect of these factors cannot be accurately predicted.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Debt Issuance Costs

         In connection with the receipt of the $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortizes these costs over the term of the note payable (2.5 years) as follows:

                                                           JUNE 30,
                                                --------------------------
                                                     2001           2000
                                                ------------   -----------
              Total costs incurred              $    162,067   $   162,067

              Accumulated amortization              (113,447)     (48,620)
                                                ------------   -----------

              Net Debt Issuance Costs           $     48,620   $   113,447
                                                ============   ===========

         l. Long Lived Assets

         All long lived assets are evaluated for impairment per SFAS 121 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

         In addition, pursuant to the full cost method used in accounting for oil and gas properties, the capitalized oil and gas property costs are subject to the full cost ceiling test to determine if the value of proved reserves and other mineral assets in the respective cost center are adequate to recover the unamortized costs in the full cost pool. If the Company determines that the capitalized costs exceed the full cost ceiling, the excess is charged to expense and separately disclosed during the year in which the excess occurs.

         m. Changes in Accounting Principle

         The Companies have adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Companies had adopted the provisions of FASB No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 30, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         m. Changes in Accounting Principles (Continued)

         The Companies have adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Companies have adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         n. Pronouncements Issued Not Yet Adopted

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

         Statement 141:

         o Eliminates the pooling method for accounting for business combinations.

         o Requires that intangible assets that meet certain criteria be reported separately from goodwill.


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         n. Pronouncements Issued Not Yet Adopted (Continued)

         o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

         Statement 142:

         o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

         o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, the Company is required to:

         o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

         o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

         o        Write-off any remaining negative goodwill.

         The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 consolidated financial statements.

         o. Equity Securities

         Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

         p. Restricted Cash

         The Company was required under the concession agreement discussed in
         Note 2 to have on deposit with its bank a total of $2,200,000 to cover the minimum expenditure obligation with respect to the replacement well and the exploration well for the second renewal period. As of June 30, 2000, $1,100,000 was on deposit with the bank in Pakistan that was to be used for these purposes, which was classified as restricted cash in the accompanying consolidated balance sheet.


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

         q. Income Taxes

         At June 30, 2001, the Companies had net operating loss carryforwards of approximately $7,400,000 that may be offset against future taxable income from the year 2002 through 2021. No tax benefit has been reported in the June 30, 2001 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                           For the Years Ended
                                                                  June 30,
                                                       -----------------------------
                                                            2001          2000
                                                       --------------  -------------
         Income tax benefit at statutory rate          $    1,925,000  $      (6,300)
         Change in valuation allowance                     (1,925,000)         6,300
                                                       --------------  -------------

                                                       $            -  $           -
                                                       ==============  =============

         Deferred tax assets are comprised of the following:

                                                           For the Years Ended
                                                                  June 30,
                                                       -----------------------------
                                                            2001          2000
                                                       --------------  -------------
         Income tax benefit at statutory rate          $    2,812,000  $     887,000
         Valuation allowance                               (2,812,000)      (887,000)
                                                       --------------  -------------

                                                       $            -  $           -
                                                       ==============  =============

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

NOTE 2 - OIL AND GAS PROPERTIES

         At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 2001 and 2000, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

NOTE 2 - OIL AND GAS PROPERTIES (Continued)

         On April 6, 1995, Hycarbex entered into a concession agreement with and was issued an exploration license by the President and the Federal Government of the Islamic Republic of Pakistan. This agreement and license related to an oil and gas property known as the "Jacobabad Block" (Block 2768-4) or the Pakistan concession and entitled Hycarbex to a 95% working interest in the property. The exploration license was originally issued for a period of three years which was subsequently extended for an additional year. During the first year Hycarbex expended the minimum required $26,000 for processing and interpreting data already available. In the second year which was included in the year ended June 30, 1997, Hycarbex performed the minimum seismic work, evaluating and interpreting the data from the work performed. As part of the agreement, Hycarbex was to drill one exploratory well prior to April 1998 to an agreed upon depth. During May 1998, the Company obtained preliminary results of its first Middle Indus Basin exploratory well in Pakistan. The well was spudded during March 1998 and was drilled to total depth during May 1998. A second exploratory well was drilled during the year ended June 30, 1999. This well was subsequently plugged because of encountered downhole and mechanical conditions short of the target depth. As a result, the well bore was plugged and the drill site moved. A replacement well was spudded on April 5, 1999 which also was plugged due to encountering a combination of dangerous levels of hydrogen sulfide gas and loss of circulation while drilling and testing the well. The well was plugged to prevent possible further release of dangerous gas. The Company intended to pursue further plans for the drilling of another exploratory well upon completion of geological and geophysical analysis of the test results. Having completed its three years of work requirements and initial license term, the Company, per the provisions of the original exploration license, relinquished 20% of the acreage originally held under the concession, thereby retaining approximately one million acres for further exploration and development.

         The concession agreement also required Hycarbex to provide a bank guaranty for $551,000 which was done by an unrelated surety company. That surety company received common stock of the Company as compensation for providing the bond.

         Effective May 29, 1999, the Government of Pakistan granted an additional six-month extension in the existing terms of the Jacobabad Exploration License so as to enable the Company to drill a substitute well for the previously abandoned wells with a commitment and obligation to expend an additional $1,100,000. The Company was granted a second renewal of the license to November 28, 2000 to drill an exploration well. This second renewal period was dependent on the Company fulfilling its obligations of drilling the replacement well. The Companies were unable to comply with the requirements of the extension for the replacement well. Accordingly, the Jacobabad Concession was relinquished during the year ended June 30, 2001. Subsequent to June 30, 2001, the Companies were awarded a new concession in Pakistan (the "Yasin Concession") in the Sindh Province of Pakistan. The Companies committed $2,400,000 over the course of the next three years to explore and test the concession (see Note 9). All costs related to the relinquished Jacobabad Concession were fully amortized as of June 30, 2001 and written off.


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 2 - OIL AND GAS PROPERTIES (Continued)

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

         On May 9, 2000, the Companies entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. (Northern Lights) to sell the U.S. oil, gas and mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000, a total of $750,000 of the $4,000,000 had been received by the Company which was originally recorded in the accompanying consolidated balance sheet as a deposit on the sale of assets. Northern Lights was unable to pay the remaining $3,250,000 pursuant to the agreement. Effective July 1, 2001, Northern Lights relinquished its purchase rights in the U.S. operations. During the year ended June 30, 2001, the Companies had repaid a portion of the $750,000 advance through royalty payments to Northern Lights, leaving a balance outstanding at June 30, 2001 of $483,080. Subsequent to June 30, 2001 when the purchase rights were relinquished, Northern Lights accepted a negotiated sum of $285,000 as full payment of the remaining deposit owed (see Note 9).

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt as of June 30, 2001 and 2000:

                                                                        2001           2000
                                                                    ------------   ------------
         Note payable bearing no interest; payable $175,000
         the first year and $250,000 annually thereafter until
         paid in full; secured by certain oil and gas assets        $          -   $    132,140

         Original issue discount note payable with a face
         value of $1,500,000 bearing no interest, due
         March 17, 2002, secured by certain oil and gas
         properties (see note below)                                   1,500,000      1,500,000
                                                                    ------------   ------------

         Balance forward                                            $  1,500,000   $  1,632,140
                                                                    ------------   ------------

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

                                                                    2001           2000
                                                                ------------   ------------
         Balance forward                                        $  1,500,000   $  1,632,140

         Note payable to Company's former President,
         non-interest bearing, due on demand, unsecured.              30,000         30,000

         Convertible subordinated promissory note due to
         a related company, interest at 6% per annum due
         annually on January 1, principal due April 30,
         2011, convertible into shares of common stock at
         $0.43 per share, prepayment premiums of 1) 8%
         of principal balance if paid between 2nd and
         5th anniversary date, 2) 5% of principal balance
         if paid between 6th and 8th anniversary date and
         3) 2% of principal balance if paid after the
         8th anniversary date.                                     1,094,290              -

         7% notes payable, due September 15, 1995,
         secured by working interest in oil and gas properties        38,117         38,117
                                                                ------------   ------------

         Total notes payable and long-term debt                    2,662,407      1,700,257

         Less: unamortized discount                                 (120,000)      (294,843)
                                                                ------------   ------------

         Net notes payable and long-term debt                      2,542,407      1,405,414

         Less: current portion                                    (1,448,117)      (185,414)
                                                                ------------   ------------

         Long-Term Debt                                         $  1,094,290   $  1,220,000
                                                                ============   ============

         In connection with the $1,500,000 note payable, the Company has the right to call the loan at its face value of $1,500,000. When the Company calls the note, the investor has 20 days to exercise the conversion of the note into shares of common stock at $1.00 per share or receive payment of funds. The Company originally agreed to arrange third party escrow of 2,000,000 free-trading shares of common stock to secure the Company's covenant to register the stock. If the shares were not registered within 90 days, the Company further agreed to pay a penalty of 3% of the face value of the note, in either common stock or cash for each full month the Registration Statement is not declared effective. Accordingly, the Company issued 711,740 and 583,659 shares of common stock valued at $360,000 and $270,002 as a result of this penalty fee for the years ended June 30, 2001 and 2000, respectively.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

         The following are the scheduled annual repayments of notes payable and long-term debt:

                       YEAR ENDING JUNE 30,
                       --------------------
                               2002                          $     1,448,117
                               2003                                        -
                               2004                                        -
                               2005                                        -
                               2006                                        -
                               2007 and thereafter                 1,094,290
                                                             ---------------
                                                             $     2,542,407
                                                             ===============

         Discounts on non-interest bearing notes payable have been determined using an imputed interest rate ranging from 10% to 15%. These discounts have been reflected as reductions in notes payable and long-term debt in the accompanying consolidated financial statements.

NOTE 4 - CAPITAL LEASE OBLIGATIONS

         The Company entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease has a term of 36 months with a total monthly lease payment of $122.

         The following are the scheduled annual payments on the capital lease:

                  YEAR ENDING JUNE 30,
                  --------------------
                          2002                         $         1,467
                          2003                                   1,467
                          2004                                     245
                          2005                                       -
                          2006                                       -
                                                       ---------------
         Total minimum lease commitments                         3,179
         Less: amount representing interest                       (270)
                                                       ---------------
         Total capital lease obligations                         2,909
         Less: current portion                                  (1,280)
                                                       ---------------
         Total Long-Term Capital Lease Obligations     $         1,629
                                                       ===============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


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

         Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercised before September 30, 1999. At June 30, 2001, the remaining 41,499 preferred shares are no longer convertible. The Company has the right to redeem these shares for $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 6 - COMMON STOCK (Continued)

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

         During the year ended June 30, 2001, the Company issued 13,780,083 shares of common stock and 946,929 warrants for $0.30 per share for a total of $4,134,025. Offering costs of $478,502 were paid or accrued related to the 13,780,083 shares issued. As discussed in Note 3, the Company issued 711,740 shares of common stock valued at $360,000 as a result of a penalty fee related to a late registration filing for certain shares of stock.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 6 - COMMON STOCK (Continued)

         During the year ended June 30, 2001, the Company entered into certain Warrant Exchange Agreements. Pursuant to the agreements, the Company issued 2,197,500 shares of common stock valued at $1,758,000 in exchange for the cancellation of 6,680,000 warrants. The shares issued were valued at $0.80 per share based upon the trading price of the shares on the date they were issued. The Company also issued a total of 6,050,000 shares of common stock valued at $2,613,998 to certain directors of the Company in lieu of services rendered and expenses paid on behalf of the Company. In addition, the Company issued 1,293,661 shares of common stock in conversion of outstanding debt totaling $521,686, 457,500 shares of common stock for services rendered totaling $198,600 and 4,692,746 shares of common stock in conversion of debt and services rendered totaling $3,097,211.

         Pursuant to a court decree and settlement agreement signed during the year ended June 30, 2001, the Company canceled a total of 321,146 shares of common stock. As part of the settlement agreement, outstanding debt of $235,000 was also released. Accordingly, the transaction and cancellation of shares was recorded as contributed capital of $235,000.

         The Company also converted 4,168,300 shares of common stock owned by certain officers of the Company to a convertible subordinated promissory note in the amount of $1,094,290 (Note 3), bearing interest at 6% per annum. The promissory note is convertible into common shares of the Company at a conversion rate of $0.43 per share, adjusted accordingly for any stock splits or dividends effected by the Company subsequent to the original issued date of the note.

NOTE 7 - COMMON STOCK WARRANTS

         The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

         FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.

         Under the provisions of SFAS No. 123 for warrants granted to employees, the Company's net loss for the years ended June 30, 2001, 2000 and 1999 would have been unchanged from the reported net loss.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

NOTE 7 - COMMON STOCK WARRANTS (Continued)

         However, under the provisions of SFAS No. 123 for non-employees, the Company recorded additional expense of $-0-, $884,880, and $122,400 for the years ended June 30, 2001, 2000 and 1999 as a result of warrants granted to non-employees based upon the Black-Scholes pricing model. Under the Black-Scholes method, the U.S. treasury rate was used as the risk-free interest rate, the expected life of the warrants was 2 months to seven years, the volatility used was based upon the historical price per share of shares sold, and there were no expected dividends.

         A summary of the status of the Company's stock warrants as of June 30, 2001 and changes during the year ended June 30, 2001 are presented below:

                                                            WEIGHTED     WEIGHTED
                                                            AVERAGE      AVERAGE
                                                STOCK       EXERCISE    GRANT DATE
                                              WARRANTS       PRICE      FAIR VALUE
                                            ------------  -----------  -----------
         Outstanding, June 30, 2000           11,035,000  $      2.65  $      0.06
           Granted                               796,929         0.36         0.00
           Expired/Canceled                   (7,955,000)        3.08         0.00
           Exercised                                   -            -            -
                                            ------------  -----------  -----------

         Outstanding, June 30, 2001            3,876,929         1.31         0.16
                                            ------------  -----------  -----------

         Exercisable, June 30, 2001            3,876,929  $      1.31  $      0.16
                                            ============  ===========  ===========

         The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2001;

                              NUMBER OF SHARES   EXPIRATION DATE     EXERCISE PRICE
                              ----------------   ---------------     --------------
                                   150,000           9/17/04         $        0.360
                                    50,000           11/4/04                  2.310
                                    80,000           5/1/05                   1.250
                                    80,000           6/18/05                  3.970
                                   168,530           7/24/05                  0.360
                                    28,166           7/29/05                  0.360
                                    25,000           8/4/05                   4.000
                                   187,333           9/29/05                  0.360
                                    22,500           10/1/05                  0.360
                                   135,000           12/9/05                  4.030
                                   390,400           1/5/06                   0.360
                                   450,000           1/6/06                   3.000
                                   185,000           5/4/06                   1.560
                                   125,000           5/17/06                  1.500
                                 1,600,000           12/27/06                 1.000
                                    75,000           2/14/07                  0.750
                                   125,000           3/17/07                  0.500
                               -----------

         Balance outstanding,
         June 30, 2001          3,876,929
                              ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 7 - COMMON STOCK WARRANTS (Continued)

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

         During the year ended June 30, 2001, the Company granted a total of 796,929 warrants to purchase common stock at an exercise price of $0.36 per share to the placement agent pursuant to the issuance of common shares for cash. As discussed in Note 6, the Company issued 2,197,500 shares of common stock during the year ended June 30, 2001 in exchange for the cancellation of 6,680,000 warrants. An additional 1,275,000 warrants were canceled during the year, bringing the total outstanding warrants at June 30, 2001 at 3,876,929.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         As discussed in Note 2, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. These notes were secured by a financial guarantee bond, but there is no assurance that the bond can be enforced. The ultimate effect on the Companies and outcome of the satisfaction of this obligation cannot be determined.

         The Company leases office space in Simonton, Texas at a monthly cost of $1,033 plus utilities. The lease expired during November 2000 at which time the Company leased the space on a month-to-month basis at $1,200 per month.

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

NOTE 9 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2001, the following significant transactions occurred:

         a. As discussed in Note 2, on August 11, 2001, the Companies were awarded a new Concession Agreement and Exploratory License in Pakistan known as the Yasin Concession, in the Sindh Providence of Pakistan. The Company has committed $2,400,000 over the next three years to explore and test the concession. The Company has also bid and applied for two additional Pakistan concessions in the same area. The Bahadurpur Concession is east of the Yasin Concession and the Miro Khan Concession is west of the Yasin Concession. The Jacobabad Concession was released to the Pakistan government in favor of the newly awarded concession.

         b. As discussed in Note 2, effective July 1, 2001, the Company finalized its settlement with Northern Lights Energy, Ltd. and Northern Lights relinquished its purchase rights in the U.S. operations. Northern Lights also accepted a negotiated sum of $285,000 as full payment of the remaining deposit owed. The Company has no further plans to sell its U.S. properties.

         c. The Company entered into a Purchase and Sale Agreement with Zaber Investments, LLC, a company controlled by an officer of the Company, to sell a 10% interest in certain operating wells and assets in the United States for $300,000. The proceeds of this agreement were used to make the settlement payment to Northern Lights, as mentioned above.

         d. In August 2001, the Company moved its corporate headquarters and signed a lease agreement for its new office space. The monthly cost is $2,391 and the lease expires on August 31, 2004.

         e. The Company replaced most of its corporate officers and management and has begun restructuring the focus and objectives of the Company.
                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

                          June 30, 2001, 2000 and 1999
                           (As Restated - See Note 10)


NOTE 10 - CORRECTION OF CERTAIN ERRORS

         The Company has restated its consolidated financial statements to reflect adjustments made to properly record the capitalized costs related to the dry holes in Pakistan, to eliminate the impairment reserve on the U.S. properties and to properly record warrants granted during the years ended June 30, 2000 and 1999 pursuant to the Black-Scholes pricing model. These adjustments decreased the previously reported net loss for the year ended June 30, 2000 by $9,922,073 but increased the net loss for the year ended June 30, 1999 by $5,216,832. A summary of the changes is as follows:

                                                ORIGINALLY          AS
                                                 REPORTED         RESTATED       DIFFERENCE
                                              --------------   -------------   -------------
         June 30, 1999

             Net loss                         $     (754,349)  $  (5,971,181)  $  (5,216,832)
             Loss per share                           (0.024)          (0.19)         (0.166)
             Total assets                         23,456,438      15,814,790      (7,641,648)
             Total stockholders' equity           21,362,502      13,720,854      (7,641,648)

         June 30, 2000

             Net loss                         $  (12,283,248)  $  (2,361,175) $    9,922,073
             Loss per share                           (0.365)          (0.07)          0.295
             Total assets                         14,484,273      17,649,578       3,165,305
             Total stockholders' equity            9,790,323      12,955,628       3,165,305

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2001 and 2000
                           (As Restated - See Note 10)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


         (1)             Capitalized Costs Relating to
                        Oil and Gas Producing Activities

                                                                                               JUNE 30,
                                                                             -------------------------------------
                                                                                    2001                2000
                                                                             ----------------    -----------------
         Proved oil and gas producing properties and related
           lease and well equipment                                          $        439,785    $       1,481,220
         Accumulated depreciation and depletion                                      (690,864)            (386,857)
                                                                             ----------------    -----------------

         Net Capitalized Costs                                               $       (251,079)   $       1,094,363
                                                                             ================    =================

         (2)        Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities

                                                                                      FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                             -------------------------------------
                                                                                  2001                 2000
                                                                             ----------------    -----------------
         Acquisition of Properties
            Proved                                                           $              -    $               -
            Unproved                                                                        -                    -
         Exploration Costs                                                          3,549,675            1,249,575
         Development Costs                                                            439,785            1,481,220


         The Company does not have any investments accounted for by the equity method.

         (3)                Results of Operations for
                              Producing Activities

                                                                                      FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                             -------------------------------------
                                                                                  2001                 2000
                                                                             ----------------    -----------------
         Sales                                                               $      1,806,335    $       1,823,276
         Production costs                                                            (811,757)            (592,502)
         Depreciation and depletion                                                  (690,864)            (386,857)
                                                                             ----------------    -----------------

         Results of operations for producing activities
          (excluding corporate overhead and interest costs)                  $        303,714    $         843,917
                                                                             ================    =================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2001 and 2000
                           (As Restated - See Note 10)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (4)              Reserve Quantity Information

                                                                                     Oil             Gas
                                                                                     BBL             MCF
                                                                                  -----------    -----------
         Proved developed and undeveloped reserves:

         Balance, June 30, 2000                                                     3,000,428              -

            Change in estimates                                                      (322,791)             -

            Production                                                                (62,060)             -
                                                                                  -----------    -----------

         Balance, June 30, 2001                                                     2,615,577              -
                                                                                  ===========    ===========

         Proved developed reserves:

                                                                                     Oil             Gas
                                                                                     BBL             MCF
                                                                                  -----------    -----------
         Beginning of the year ended June 30, 2001                                    702,508              -
         End of the year ended June 30, 2001                                          483,247              -


         During the year ended June 30, 2001, the Company had reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

         (5)           Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                           Proved Oil and Gas Reserves

         The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2001 and 2000
                           (As Restated - See Note 10)


S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

         (5)           Standardized Measure of Discounted
                        Future Net Cash Flows Relating to
                           Proved Oil and Gas Reserves
                                   (Continued)

                                At June 30, 2001

                                                                           THE AMERICAN
                                                                           ENERGY GROUP
                                                                             LTD. AND
                                                                           SUBSIDIARIES
                                                                         ---------------
         Future cash inflows                                             $    66,906,486
         Future production and development costs                             (23,024,705)
                                                                         ---------------
         Future net inflows before income taxes                               43,881,781
         Future income tax expense                                            (4,342,494)
                                                                         ---------------
         Future net cash flows                                                39,539,287
         10% annual discount for estimated timing of cash flows              (15,093,173)
                                                                         ---------------

         Standardized measure of discounted future net cash flows        $    24,446,114
                                                                         ===============

         The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Carl F. Pomeroy and Don Jacks, P.E. registered professional engineers, of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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