Form 10-Q
period 2001-09-30
AMERICAN ENERGY GROUP LTD
filed 2001-11-20
CIK 843212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ______________________ to ______________________

Commission File Number: 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
              (Exact name of registrant as specified in its charter)

Nevada
(state or other jurisdiction of incorporation or organization)

87-0448843
(IRS Employer Identification Number)

9441 Sam Houston Parkway, Suite 110 Houston, Texas         77099
(Address of principal executive offices)                (Zip code)

(713)-981-6114
(Registrant's telephone number, including area code)

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

/X/ Yes  / / No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check-mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    / / Yes   / / No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                            61,332,415 COMMON SHARES

                          PART I-FINANCIAL STATEMENTS

ITEM 1-FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        SEPTEMBER 30, 2001      JUNE 30, 2001
                                           (UNAUDITED)            (AUDITED)
                                        ------------------      -------------
  ASSETS

  CURRENT ASSETS
    Cash                                   $ 1,393,733           $   923,831
    Receivables                                104,935               104,108
    Other current assets                         6,253                16,075
                                           -----------           -----------

    Total Current Assets                     1,504,921             1,044,014
                                           -----------           -----------
  OIL AND GAS PROPERTIES USING
  FULL COST ACCOUNTING
    Properties being amortized              16,738,493            16,687,542
    Accumulated amortization                (1,690,994)           (1,515,171)
                                           -----------           -----------

    Net Oil and Gas Properties              15,047,499            15,172,371
                                           -----------           -----------
  PROPERTY AND EQUIPMENT
    Drilling and related equipment             387,267               387,267
    Vehicles                                   113,590               139,801
    Office equipment                            52,835                52,835
    Less: Accumulated depreciation            (406,917)             (417,456)
                                           -----------           -----------
    Net Property and Equipment                 146,775               162,447
                                           -----------           -----------
  OTHER ASSETS
    Debt issue costs                            32,413                48,620
    Investments                                      2                 1,900
    Deposits and other assets                    8,491                 5,100
                                           -----------           -----------

    Total Other Assets                          40,906                55,620
                                           -----------           -----------

  TOTAL ASSETS                             $16,740,101           $16,434,452
                                           ===========           ===========

                          PART I-FINANCIAL STATEMENTS

ITEM 1-FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30, 2001      JUNE 30, 2001
                                                     (UNAUDITED)            (AUDITED)
                                                  ------------------      -------------
  LIABILITIES AND SHAREHOLDERS EQUITY

  CURRENT LIABILITIES
    Accounts payable                                $ 1,247,932           $ 1,729,235
    Accrued liabilities                                 811,042               649,557
    Deposit on sale of assets                                 0               483,080
    Lease obligations - current                           1,293                 1,280
    Notes payable - current                           2,817,566             1,448,117
                                                    -----------           -----------
    Total Current Liabilities                         4,877,833             4,311,269
                                                    -----------           -----------
  LONG-TERM LIABILITIES
    Notes payable and long-term debt                  1,094,290             1,094,290
    Capital lease obligations                             1,410                 1,629
                                                    -----------           -----------

    Total Long-Term Liabilities                       1,095,700             1,095,919
                                                    -----------           -----------

    Total Liabilities                                 5,973,533             5,407,188
                                                    -----------           -----------
  SHAREHOLDERS' EQUITY
    Convertible preferred stock par value
    $.001 per share authorized 20,000,000
    shares issued and outstanding
    At June 30, 2000: 41,500 shares
    At September 30, 2000: 41,500 shares                     42                    42

    Common stock, par value $.001
    per share, authorized: 80,000,000
    shares, issued and outstanding:
    At June 30, 2001:  59,991,665 shares
    At September 30, 2001: 61,082,415 shares             61,083                59,992
    Paid in excess of par value                      36,994,422            36,724,103
    Accumulated deficit                             (26,288,979)          (25,756,873)
                                                    -----------           -----------

    Net Shareholders' Equity                         10,766,568            11,027,264
                                                   ============          ============

  Total Liabilities and Shareholders' Equity       $ 16,740,101          $ 16,434,452
                                                   ============          ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                             SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                (UNAUDITED)           (UNAUDITED)
                                             ------------------    ------------------
  REVENUES

    Oil and gas sales                          $   334,083           $   588,023

    Lease operating and production costs           293,830               179,271
                                               -----------           -----------
       Gross Profit                                 40,253               408,752
                                               -----------           -----------
  OTHER EXPENSES

    Legal and professional fees                     89,411               215,703

    Administrative salaries                         76,465                32,750

    Office overhead expense                         15,882                 8,220

    Depreciation and amortization expense          178,528                27,837

    General and administrative expense             275,783                20,080
                                               -----------           -----------
       Total Other Expenses                        636,069               304,590
                                               -----------           -----------
  NET OPERATING PROFIT (LOSS)                     (595,816)              104,162
                                               -----------           -----------
  OTHER INCOME (EXPENSE)

    Interest income                                 23,741                   868

    Interest expense                              (147,057)              (49,232)

     Forgiveness of debt income                    198,080                     0

     Debt issuance costs                           (16,207)              (11,345)

    Unrealized loss on investment                   (1,898)                    0
                                               -----------           -----------
    Gain on asset sales                              7,051                     0
                                               -----------           -----------

       Net Other Income (Expenses)                  63,710               (59,709)
                                               -----------           -----------
  NET INCOME BEFORE TAX                           (532,106)               44,453

    Federal Income Tax                                   0                     0
                                               -----------           -----------
  NET INCOME FOR PERIOD                        $  (532,106)          $    44,453
                                               ===========           ===========
  EARNINGS (LOSS) PER SHARE                         -0.001                 0.001
                                               ===========           ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                           (UNAUDITED)           (UNAUDITED)
                                                        ------------------    ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                        $  (532,106)          $    44,453
  Adjustments to Reconcile Net Loss to Cash
    Provided by (Used in) Operating Activities:
    Depreciation and amortization                              188,546               103,532
    Gain on asset sale                                          (7,051)                    0
    Less amount capitalized to oil & gas properties             (6,536)              (15,209)
    Common stock issued for services rendered                  271,410               179,768
    Common stock issued for penalty fee                              0               135,000
    Amortization of note payable discount                       16,207                     0
    Loss on investment                                           1,898                     0
    Forgiveness of debt income                                (198,080)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                            (827)                5,574
    (Increase) decrease in deposits and other assets            (3,391)              (40,132)
    (Increase) decrease in other current assets                  9,822                     0
    Increase (decrease) in accounts payable                   (481,303)             (128,298)
    Increase (decrease) in accrued expenses and
      other current liabilities                                161,485               159,120
                                                           -----------           -----------
       Cash Provided by (Used in) Operating Activities        (579,926)              443,808
                                                           -----------           -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:

    Expenditures for oil and gas properties                   (179,966)             (407,249)
    Proceeds from the sale of assets                            10,000                  -
                                                           -----------           -----------
       Cash Provided By (Used in) Investing Activities        (169,966)             (407,249)
                                                           -----------           -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable and
      long-term liabilities                                       -                     -
    Proceeds from the issuance of common stock                    -                2,532,975
    Expenditures for offering costs                               -                 (300,000)
    Proceeds from the issuance of convertible
      voting preferred stock                                      -                     -
    Proceeds from notes payable                              1,220,000
    Payments on notes payable and long-term liabilities           (206)              (75,026)
                                                           -----------           -----------
       Cash Provided By (Used in) Financing Activities       1,219,794             2,157,949
                                                           -----------           -----------
  NET INCREASE (DECREASE) IN CASH                              469,902             2,194,508
  CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                923,831             1,344,513
                                                           -----------           -----------
  CASH AND CASH EQUIVALENTS END OF PERIOD                  $ 1,393,733           $ 3,539,021
                                                           ===========           ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD JUNE 30, 2001 THROUGH SEPTEMBER 30, 2001

                                                                   CONVERTIBLE VOTING  CAPITAL IN
                                                 COMMON STOCK        PREFERRED STOCK   EXCESS OF     ACCUMULATED
                                              SHARES       AMOUNT    SHARES    AMOUNT  PAR VALUE       DEFICIT
                                            ----------    -------   -------    ------  ----------    ------------
Balance,  June 30, 2001                     59,991,665    $59,992    41,499      $42   $36,724,103   $(25,756,873)

Common stock issued for services
   @ $0.25 average per share (Unaudited)     1,090,750      1,091      -           -       270,319           -

Net income for the quarter
  ended September 30, 2001 (Unaudited)            -          -         -           -          -          (532,106)
                                            ----------    -------   -------    ------  -----------   ------------
Balance,  September 30, 2001 (Unaudited)    61,082,415    $61,083    41,499      $42   $36,994,422   $(26,288,979)
                                            ==========    =======   =======    ======  ===========   ============

                        THE AMERICAN ENERGY GROUP, LTD.
                               AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2001 and June 30, 2001

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited consolidated financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessary indicative of the operating results for the full years.

NOTE 2 - GOING CONCERNS

        The accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced recurring losses and negative cash flows from operations, which raise substantial doubt about the Companies' ability to continue as going concerns.

        The recovery of assets and continuation of future operations are dependent upon the Companies' ability to obtain addition debt or equity financing, and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursing additional equity and debt financing sources to finance future operations and anticipates a significant increase in production and revenues from oil and gas production during the coming year.

NOTE 3 - MATERIAL EVENTS

        During the three months ended September 30, 2001, the Company received approximately $1,400,000 from various officers, directors, and shareholders of the Company. The terms of the promissory notes are still being negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect our current expectations, which are based on our historical operating trends, estimates, proved reserves and other information currently available to us. This statement assume, among other things, (i) that no significant changes will occur in the operating environment of our oil and gas properties, and
(ii) that there will be no material acquisition or divestitures beyond those specifically mentioned. We caution that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development, and marketing of, and exploration for oil and gas reserves. These risks include, but are not limited to:

        - Commodity price risk
        - Environmental risk
        - Drilling risk
        - Uncertainties in the estimation of reserves
        - Production risks
        - Regulatory risks
        - Counter party risk and lack of capital resources.

Many of these risks are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission in October 2001. We may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SUMMARY OF BUSINESS AND RECENT ACTIVITIES

As of September 30, 2001, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas oil and gas properties. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan.

Historically, we have financed all of our operations with loan proceeds and with proceeds from the sale of privately placed securities our outside funds derived from future loans, sales of securities or other outside sources will continue for both our domestic and international properties until such development reaches a stage where revenues from existing operations are sufficient to finance the development of these properties.

In May 2000, after negotiations with several interested parties, we entered into a sales agreement with Northern Lights Energy, Ltd. to sell the Texas properties for $4,000,000. A front-end advance of $750,000 was paid to us, which we utilized for certain expenses of the transaction and for deposit requirements in Pakistan. Under the terms of the contract, if Northern Lights Energy failed to close for any reason, the $750,000 advance was to be treated as a loan and repaid out of 25% of production, with Northern Lights Energy controlling operations during the repayment period. Northern Lights subsequently failed to consummate the sales agreement and we instituted litigation to obtain certainty as to its lender, rather than purchaser, status. An interim agreement was entered into immediately providing for operating procedural safeguards during the pendency of the suit and further providing for the deposit of 25% of production to a sinking fund, which would be applied to loan repayment in the event we were ultimately successful in the litigation. We entered into a settlement agreement in March 2001, subject to certain approvals by the Canadian authorities regulating Northern Lights and the
settlement was later disapproved by the agency.    We restructured a final
settlement with Northern Lights Energy during the quarter in an effort to regain immediate control of our Texas-based oil and gas leases. On July 25, 2001, Northern Lights Energy, Ltd. relinquished its contractual purchase rights and accepted a discounted sum of $285,000 as full payment of the loan balance, after application of the prior sinking fund deposits. We sold 10% working interest in the Texas based oil and gas leases and equipment for $300,000 to Zaber Investments, L.L.C. and used the proceeds to make the settlement payment to Northern Lights. The remaining $15,000 not paid to Northern Lights was applied to field development expenses. The principals of Zaber Investments, L.L.C. are members of the new management team appointed immediately prior to the end of this fiscal year. Once we regained control of the Texas-based oil and gas leases and equipment, we elected to withdraw them from the sales market and then designed and implemented a program to increase productivity and make them self sufficient within the first six (6) months of this current fiscal year. Since July 1, 2001, the Company has drilled one (1) new well (Blakely B-72) which was completed as a producing well and is currently flowing oil. Additional potential oil zones revealed in the tests performed on this well will be explored in the future. In addition, our saltwater disposal well in the Blue Ridge Field has been repaired and will soon be put on line after regulatory approval, and our saltwater disposal well in the Boling Field is on line. When these saltwater disposal wells are fully activated, we will no longer incur third party costs associated with hauling and disposing of saltwater from operations resulting in a savings of $15,000 to $20,000 per month, which will considerably lower our lifting costs.

TEXAS GULF COAST OPERATIONS

We currently own and operate a total of 107 existing well bores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to our acquisition of the properties and most of these wells were inactive at the time of such acquisition. During the three (3) months ending September 30, 2001, one new well was drilled and completed in the Blue Ridge Field.

In addition to new developmental wells already drilled, we continued our efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the quarter ended September 30, 2001, an average of thirty three (33) of our 107 wells were producing daily with varying production ranging from 2 barrels per day to 50 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Quoted oil prices during the quarter for sales of oil by the Company during the quarter averaged $24.94 per barrel.

We previously estimated that our domestic fields would continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. We anticipated that steadily increasing domestic production would generate the operating capital necessary to maintain our ongoing reactivation and development programs. Unfortunately the events of September 11, 2001 have caused the price of oil to fall to $24.68/BBL as of, September 30, 2001. We have developed a more aggressive plan to speed up development and production to offset the decrease in the oil price. However, we believe that we must continue to raise additional capital through outside sources in order for the reactivation and development programs to succeed. We can make no assurances that we will be successful in raising the additional capital. If unsuccessful in our efforts, our reactivation and development programs would be materially delayed.

PAKISTAN OPERATIONS

In the five years in which Hycarbex-American Energy, Inc. held the Jacobabad concession in the Middle Indus Basin of central Pakistan, we expended in excess of $14.0 Million in acquisition, geological, seismic, drilling and associated costs. We commenced four exploratory wells and drilled three of such wells to the target depth on the Jacobabad concession without achieving a commercial discovery. We encountered natural gas shows in all four wells.

Recently, for strategic reasons, we elected to release the Jacobabad Concession back to the Pakistan government and nominate specific high potential hydrocarbon areas for bidding with the expectation of being awarded the desired acreage areas. We applied and bid for three (3) concessions closely associated with the released Jacobabad Concession. In August 2001 we were officially awarded the Yasin Concession (1211.68 sq. km) in the Sindh Province of Pakistan. Dr. Iftikhar Zahid, Hycarbex's Vice President of Administration and Resident Director signed the Concession Agreement August 11, 2001 in Islamabad with representatives of the President of Pakistan. Hycarbex has committed USD $2,400,000.00 over the course of the next three years to explore and test this concession. At least 190 km of new 2-D seismic will be shot, 150 km of older vintage 2-D data will be evaluated, and one exploration well will be drilled to test the Sui Main Limestone formation for potential gas. Hycarbex-American Energy Inc. has also bid and applied for two additional Pakistan concessions in the area. The Bahadurpur Concession 211.62 sq. Km is east of the Yasin Concession and north of Pakistan Petroleum Ltd. Block 22 Concession. The Miro Khan Concession (4764.87 sq. km.) is immediately to the west of the Yasin Concession on the west flank of Hycarbex's prior Jacobabad Concession. We are currently waiting for the oil ministry to finalize the concession agreements for these two (2) blocks and to make its official awards. During the quarter we announced that a new exploration well would be commenced within the next year, in order to fulfill Hycarbex's exploration commitment with the Government of Pakistan. The well location will be determined after performance and evaluation of additional seismic expected to be conducted in the second and third quarters of the coming fiscal year.

RESULTS OF OPERATIONS

The following discussion compares the financial results for the three months ended September 30, 2001 to the three months ended September 30, 2000.

REVENUES FROM OIL SALES

In the quarter ended September 30, 2001, we incurred a net operating loss of $595,816, with oil and gas sales of $334,083 as compared to a net operating profit of $104,162 on oil and gas sales of $588,023 in the prior fiscal year's quarter ended September 30, 2000. During the quarter ending September 30, 2001, we sold 13,399 barrels of oil net to our interest. Our net barrels of sales generated $334,083 and reflect average daily sales of 146 barrels of oil per day ("BOPD"), net after deducting landowner royalties.

COMPARISON TO PREVIOUS QUARTER ENDED SEPTEMBER 30, 2000

As compared with the prior quarter ending September 30, 2000 in the previous fiscal year, we realized a forty four percent (44%) decrease in revenues from oil sales on average net oil prices per barrel of approximately the same amount.

NET INCOME

Including other income, foreign and domestic administrative expenses, and interest, we reported a net loss of $532,106 in the quarter ended September 30, 2001, versus a net profit of $44,453 in the prior fiscal year's quarter ended September 30, 2000. Net operating income (loss) increased by $576,559 from the prior year's comparative quarter.

TOTAL ASSETS / SHAREHOLDER'S EQUITY

In the quarter ended September 30, 2001, our Total Assets equaled $16,740,101, an increase of $305,649 over the year ended June 30, 2001, or a net increase of about 2%. Net Shareholders Equity decreased to $10,766,568 as of September 30, 2001, from $11,027,264 as of June 30, 2001, or a net decrease of 2.4%.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

General requirements of the Pakistan exploration license include the requirement that a minimum of $1,200,000 be maintained on deposit in our Pakistan operating account toward the anticipated costs associated with the drilling of the next required well. Currently, we have the required $1,200,000 on deposit in Pakistan.

We intend to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, joint venture affiliations, and other transactions in order to meet our anticipated near term needs. We cannot give assurances that these efforts will continue to prove successful. If unsuccessful, our domestic programs will face material delays as we accrue net production income to fund future operations. Additionally, a lack of success could result in our inability to fund in a timely fashion the seismic and drilling requirements in Pakistan. Such funding deficiencies could result in a default under the Concession agreement.

The book value of our Total Assets (Total Assets minus Total Liabilities) is currently at $10,766,568, based upon the full cost method of accounting for our oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost
pool".   (See "SUMMARY OF BUSINESS AND RECENT ACTIVITIES" above).  As of
September 30, 2001 all costs related to the Pakistan concession have been expensed as dry hole costs. The book value of an oil and gas property, which is calculated using the full cost method of accounting, does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a very limited in not short-term period.
Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves. Based upon these principals, the fair market value of our assets is expected to be less than the indicated book value.

We incurred certain long-term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999, which debt is convertible at the option of the holder at the rate of one Common share for each one dollar of principal converted. A contractual provision within the lending documents required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. We filed a registration statement on Form S-3 during the quarter ended December 31, 2000, and until it is declared effective, we will incur a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is effective. For the quarter ended September 30, 2001, $135,000 of this penalty is reflected as interest expense on the consolidated statement of operations. We have elected to pay the penalty sum in common stock as permitted in the lending documents. To date the SEC has not approved or declared effective the Form S-3.

Results of operations for the quarter were adversely affected for the following reasons:

        - Decline in oil prices for the quarter compared to the September 30, 2000 quarter and the early portion of calendar 2001.

          A one-time issuance of 1,175,000 shares of stock to the new management team. Plus a one-time issuance of stock to Zaber Investments in conjunction with the $300,000 investment to pay off Northern Lights Energy.

Results in comparison to the September 30, 2000 quarter also declined because the quarter's financial results included significant cash resources generated from the private placement in securities. No such placement occurred during the current quarter. We believe that if we are successful in obtaining near term funding as a result of on-going negotiations, our domestic reactivation and development program can proceed as planned.

At the current time, the political climate in Pakistan is experiencing some volatility because of military operations in nearby Afghanistan. However, we are in contact daily with our staff in Islamabad who has confirmed only a 30-day setback for oil related activities. Currently the oil industry in Pakistan is in full operations including all foreign entities holding exploration licenses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2001, there are no material legal proceedings affecting the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the significant adjustments to the outstanding securities of the Company in the quarter ending September 30, 2001, is provided below:

COMMON STOCK

A net increase of 1,090,750 shares of Common Stock occurred during the quarter, thereby increasing the total number of shares of outstanding Common Stock as of September 30, 2001 to 61,082,415 shares in the following manner:

A total of 1,090,750 Common shares were issued for services at $0.25 average per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 of this chapter)
None


                                   SIGNATURES



                                        THE AMERICAN ENERGY GROUP, LTD.


              11/19/2001                             G/C
--------------------------------------  --------------------------------------
                                        Georg von Canal, President



              11/19/2001                            L/F/G
--------------------------------------  --------------------------------------
                                        Linda F. Gann, Secretary