Form 10-Q
period 2001-12-31
AMERICAN ENERGY GROUP LTD
filed 2002-02-20
CIK 843212

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                     FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED         DECEMBER 31, 2001
                              --------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________________ to __________________

COMMISSION FILE NUMBER:                                              0-26402
                       -----------------------------------------------------


                            THE AMERICAN ENERGY GROUP, LTD.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             NEVADA                                      87-0448843
--------------------------------------------------------------------------------
(state or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

9441 Sam Houston Parkway, Suite 110  Houston, Texas               77099
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip code)

(713)-981-6114
--------------
(Registrant's telephone number, including area code)

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

                                73,784,482 COMMON SHARES

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31, 2001     JUNE 30, 2001
                                                            (UNAUDITED)          (AUDITED)
                                                        -----------------     -------------
ASSETS

CURRENT ASSETS

  Cash                                                      $ 1,324,574        $   923,831
  Receivables                                                    79,653            104,108
  Other current assets                                           33,970             16,075
                                                            -----------        -----------
  Total Current Assets                                        1,438,197          1,044,014
                                                            -----------        -----------
OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
  Properties being amortized                                 16,856,414         16,687,542
  Accumulated amortization                                   (1,835,848)        (1,515,171)
                                                            -----------        -----------
  Net Oil and Gas Properties                                 15,020,566         15,172,371
                                                            -----------        -----------
PROPERTY AND EQUIPMENT
  Drilling and related equipment                                394,065            387,267
  Vehicles                                                      113,590            139,801
  Office equipment                                               52,835             52,835
  Less: Accumulated depreciation                               (419,882)          (417,456)
                                                            -----------        -----------
  Net Property and Equipment                                    140,608            162,447
                                                            -----------        -----------
OTHER ASSETS
  Debt issue costs                                               16,207             48,620
  Investments                                                        20              1,900
  Deposits and other assets                                       8,491              5,100
                                                            -----------        -----------
Total Other Assets                                               24,718             55,620
                                                            -----------        -----------
TOTAL ASSETS                                                $16,624,089        $16,434,452
                                                            ===========        ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31, 2001     JUNE 30, 2001
                                                            (UNAUDITED)          (AUDITED)
                                                        -----------------     -------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $  1,486,696        $  1,729,235
  Accrued liabilities                                           989,792             649,557
  Deposit on sale of assets                                           0             483,080
  Lease obligations - current                                     1,333               1,280
  Notes payable - current                                     2,700,669           1,448,117
                                                           ------------        ------------
  Total Current Liabilities                                   5,178,490           4,311,269
                                                           ------------        ------------
LONG-TERM LIABILITIES
  Notes payable and long-term debt                            1,094,290           1,094,290
  Capital lease obligations                                         949               1,629
                                                           ------------        ------------
  Total Long-Term Liabilities                                 1,095,239           1,095,919
                                                           ------------        ------------
  Total Liabilities                                           6,273,729           5,407,188
                                                           ------------        ------------
SHAREHOLDERS' EQUITY
  Convertible preferred stock par value
  $.001 per share authorized 20,000,000
  shares issued and outstanding
  At June 30, 2001: 41,500 shares
  At December 31, 2001: 41,500 shares                                42                  42

  Common stock, par value $.001
  per share, authorized: 80,000,000
  shares, issued and outstanding:
  At June 30, 2001: 59,991,665 shares
  At December 31, 2001: 61,232,415 shares                        61,233              59,992

  Capital in excess of par value                             37,065,272          36,724,103

  Accumulated deficit                                       (26,776,187)        (25,756,873)
                                                           ------------        ------------
  Net Shareholders' Equity                                   10,350,360          11,027,264
                                                           ============        ============

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 16,624,089        $ 16,434,452
                                                           ============        ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        DECEMBER 31                 DECEMBER 31
                                                    2001          2000          2001           2000
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                -----------    -----------    -----------    -----------
REVENUES
  Oil and gas sales                              $ 214,254    $   485,272    $   548,337    $ 1,073,295
  Lease operating and production costs             163,444        194,995        457,274        374,266
                                                 ---------    -----------    -----------    -----------
    Gross Profit                                    50,810        290,277         91,063        699,029
                                                 ---------    -----------    -----------    -----------
OTHER EXPENSES
  Legal and professional fees                       45,968        172,288        135,379        387,991
  Administrative salaries                           52,818         33,604        129,283         66,354
  Office overhead expense                           14,714          5,489         30,596         13,709
  Depreciation and amortization expense            207,558         25,646        386,086         53,483
  General and administrative expense                65,706         28,554        341,489         48,634
                                                 ---------    -----------    -----------    -----------

    Total Other Expenses                           386,764        265,581      1,022,833        570,171
                                                 ---------    -----------    -----------    -----------
NET OPERATING PROFIT (LOSS)                       (335,954)        24,696       (931,770)       128,858
                                                 ---------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income                                        3              0         23,744            868
  Interest expense                                (135,068)          (292)      (282,125)       (49,524)
  Forgiveness of debt income                             0              0        198,080              0
  Debt issuance costs                              (16,207)       (11,345)       (32,414)       (22,690)
  Restricted shares issued to directors                  0     (2,484,000)             0     (2,484,000)
  Shares issued to retire warrants                       0     (1,490,125)             0     (1,490,125)
  Unrealized gain (loss) on investment                  18              0         (1,880)             0
  Gain on asset sales                                    0              0          7,051              0
                                                 ---------    -----------    -----------    -----------

    Net Other Income (Expenses)                   (151,254)    (3,985,762)       (87,544)    (4,045,471)
                                                 ---------    -----------    -----------    -----------
NET INCOME BEFORE TAX                             (487,208)    (3,961,066)    (1,019,314)    (3,916,613)

  Federal Income Tax                                     0              0              0              0
                                                 ---------    -----------    -----------    -----------
NET INCOME (LOSS) FOR PERIOD                     $(487,208)   $(3,961,066)   $(1,019,314)   $(3,916,613)
                                                 =========    ===========    ===========    ===========
EARNINGS (LOSS) PER SHARE                            (0.01)         (0.08)         (0.01)         (0.08)
                                                 =========    ===========    ===========    ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six months      Six months
                                                            ended          ended
                                                         December 31     December 31
                                                            2000            2000
                                                         (Unaudited)     (Unaudited)
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                        $(1,019,314)    $(3,916,613)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                              371,599         106,592
  Less amount capitalized to oil & gas properties            (13,099)        (30,419)
  Gain on asset sale                                          (7,051)              0
  Common stock issued for services rendered                  271,410         179,768
  Restricted common stock issued to directors                              2,484,000
  Common stock issued for warrant retirement                               1,490,125
  Common stock issued for penalty fee                              0         225,000
  Amortization of note payable discount                       60,000               0
  Loss on investment                                           1,880               0
  Forgiveness of debt income                                (198,080)
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                          24,455          60,484
  (Increase) decrease in deposits and other assets            (3,391)        (61,200)
  (Increase) decrease in other current assets                (17,895)              0
  Increase (decrease) in accounts payable                    121,176        (320,176)
  Increase (decrease) in accrued expenses and
    other current liabilities                               (142,845)         92,553
                                                         -----------     -----------
      Cash Provided by (Used in) Operating Activities       (551,155)        310,114
                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties                   (320,677)     (1,882,578)
  Expenditures for other property & equipment                 (6,798)        (29,386)
  Proceeds from the sale of assets                             10,00               0
                                                         -----------     -----------
    Cash Provided By (Used in) Investing Activities         (317,475)     (1,911,964)
                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of common stock                       -       3,602,355
  Expenditures (refund) for offering costs                    50,000        (354,773)
  Proceeds from notes payable                              1,220,000               -
  Payments on notes payable and long-term liabilities           (627)       (843,955)
                                                         -----------     -----------
    Cash Provided By (Used in) Financing Activities        1,269,373       2,403,627
                                                         -----------     -----------
NET INCREASE (DECREASE) IN CASH                              400,743         801,777

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                923,831       1,344,513
                                                         -----------     -----------
CASH AND CASH EQUIVALENTS END OF PERIOD                  $ 1,324,574     $ 2,146,290
                                                         ===========     ===========

                   THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JUNE 30, 2001 THROUGH DECEMBER 31, 2001


                                                                     CONVERTIBLE VOTING    CAPITAL IN
                                                  COMMON STOCK         PREFERRED STOCK     EXCESS OF     ACCUMULATED
                                               SHARES      AMOUNT     SHARES     AMOUNT    PAR VALUE       DEFICIT
                                             ----------    -------    ------     ------   -----------   ------------
Balance,  June 30, 2001                      59,991,665    $59,992    41,499       $42    $36,724,103   $(25,756,873)

Common stock issued for services
   @ $0.25 average per share (unaudited)      1,090,750      1,091         -         -        270,319              -

Common stock issued to retire debt
   @ $0.14 average per share (unaudited)        150,000        150         -         -         20,850              -

Refund of prior offering costs (unaudited)            -          -         -         -         50,000              -

Net income for the six months
  ended December 31, 2001 (unaudited)                 -          -         -         -             -      (1,019,314)
                                             ----------    -------    ------     ------   -----------   ------------
Balance, December 31, 2001(unaudited)        61,232,415    $61,233    41,499       $42    $37,065,272   $(26,776,187)
                                             ==========    =======    ======     ======   ===========   ============

                       THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                        Notes to the Consolidated Financial Statements
                              December 31, 2001 and June 30, 2001


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited consolidated financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessary indicative of the operating results for the full years.

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

NOTE 3 - MATERIAL EVENTS

         During the six months ended December 31, 2001, the Company received approximately $1,400,000 from various officers, directors, and shareholders of the Company. The terms of the promissory notes are still being negotiated.

NOTE 4 - SUBSEQUENT EVENTS

         Subsequent to December 31, 2001, the following significant events occurred.

         1. The Company issued 2,544,768 shares of outstanding common stock in lieu of debt totaling $1,094,294 at an average price of $0.43 per share.

                       THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                        Notes to the Consolidated Financial Statements
                              December 31, 2001 and June 30, 2001


NOTE 4 - SUBSEQUENT EVENTS (Continued)

         2. The Company issued 7,400,000 shares of outstanding common stock in lieu of debt totaling $1,000,000 at an average price of $0.14 per share.

         3. The Company issued 2,607,299 shares of outstanding common stock in lieu of debt totaling $450,000 at an average price of approximately $0.17 per share.

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

SUMMARY OF BUSINESS AND RECENT ACTIVITIES

As of December 31, 2001, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas oil and gas properties. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan.

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

Our saltwater disposal wells in the Blue Ridge and Boling Fields have been repaired and are on line. We are no longer incurring third party costs associated with hauling and disposing of saltwater from operations. We have reworked and put on line four (4) additional well in the Boling Field this quarter. A 3-D Seismic Shooting Agreement was signed. Shooting will start soon. We signed an Agreement with Mike Robinson to delay drilling our commitment well for six (6) months until the 3-D is evaluated at a cost of $15,500. Our number two rig was repaired and put into operations while our number one rig is being repaired. A new Blakely Lease well (C-55) will be drilled in the next quarter.

TEXAS GULF COAST OPERATIONS

We currently own and operate a total of 111 existing well bores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to our acquisition of the properties and most of these wells were inactive at the time of such acquisition. During the three (3) months ending December 31, 2001, no new wells were drilled and completed in the Blue Ridge or Boling Fields.

In addition to new developmental wells already drilled, we continued our efforts to rework and reactivate certain of the existing inactive wells present on the Texas leases at the time of acquisition. During the quarter ended December 31, 2001, an average of thirty nine (39) of our 111 wells were producing daily with varying production ranging from 2 barrels per day to 50 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Quoted oil prices during the quarter for sales of oil by the Company during the quarter averaged $18.32 per barrel.

We previously estimated that our domestic fields would continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. We anticipated that steadily increasing domestic production would generate the operating capital necessary to maintain our ongoing reactivation and development programs. Unfortunately the events of September 11, 2001 have caused the price of oil to fall to $17.22/BBL as of, December 31, 2001. We have developed a more aggressive plan to speed up development and production to offset the decrease in the oil price. However, we believe that we must continue to raise additional capital through outside sources in order for the reactivation and development programs to succeed. We can make no assurances that we will be successful in raising the additional capital. If unsuccessful in our efforts, our reactivation and development programs would be materially delayed.

PAKISTAN OPERATIONS

In the initial five years in which Hycarbex-American Energy, Inc. has held the Jacobabad concession in the Middle Indus Basin of central Pakistan, we have expended in excess of $14.0 Million in acquisition, geological, seismic, drilling and associated costs. We have commenced four exploratory wells and drilled three of such wells to the target depth on the Jacobabad concession without achieving a commercial discovery. We have encountered natural gas shows in all four wells.

Recently for strategic reasons, we elected to release the Jacobabad
Concession back to the Pakistan government and nominate specific highly potential hydrocarbon areas for bidding with the expectation of being awarded the desired acreage areas. We applied and bid for three (3) concessions closely associated with the released Jacobabad Concession. In August 2001 we were officially awarded the Yasin Concession (1211.68 sq. km) in the Sindh Province of Pakistan. Dr. Iftikhar Zahid, Hycarbex's Vice President of Administration and Resident Director signed the Concession Agreement August 11, 2001 in Islamabad with representatives of the President of Pakistan. Hycarbex has committed USD $2,400,000.00 over the course of the next three years to explore and test this concession. At least 190 km of new 2-D seismic will be shot, 150 km of older vintage 2-D data will be evaluated, and one exploration well will be drilled to test the Sui Main Limestone formation for potential gas. Hycarbex-American Energy Inc. has also bid and applied for two additional Pakistan concessions in the area. The Bahadurpur Concession 211.62 sq. Km is east of the Yasin Concession and north of Pakistan Petroleum Ltd. Block 22 Concession. The Miro Khan Concession (4764.87 sq. km.) is immediately to the west of the Yasin Concession on the west flank of Hycarbex's prior Jacobabad Concession. We are currently waiting for the oil ministry to finalize the concession agreements for these two (2) blocks and to make its official awards. During the quarter we announced that a new exploration well would be commenced within the next year, in order to fulfill Hycarbex's exploration commitment with the Government of Pakistan. The well location will be determined after performance and evaluation of additional seismic expected to be conducted in the second and third quarters of the coming fiscal year.

RESULTS OF OPERATIONS

The following discussion compares the financial results for the three months ended December 31, 2001 to the three months ended December 31, 2000.

REVENUES FROM OIL SALES

In the quarter ended December 31, 2001, we incurred a net operating loss of $335,954, with oil and gas sales of $214,254 as compared to a net operating profit of $24,696 on oil and gas sales of $485,272 in the prior fiscal year's quarter ended December 31, 2000. During the quarter ending December 31, 2001, we sold 13,042 barrels of oil net to our interest. Our net barrels of sales generated $214,254 and reflect average daily sales of 145 barrels of oil per day ("BOPD"), net after deducting landowner royalties.

COMPARISON TO PREVIOUS QUARTER ENDED DECEMBER 31, 2000

As compared with the prior quarter ending December 31, 2000 in the previous fiscal year, we realized a fifty five percent (55%) decrease in revenues from oil sales on average net oil prices of forty five percent (45%) decrease.

NET INCOME

Including other income, foreign and domestic administrative expenses, and interest, we reported a net loss of $487,208 in the quarter ended December 31, 2001, versus a net loss of $3,961,066 in the prior fiscal year's quarter ended December 31, 2000. Net operating income (loss) decreased by $3,473,858.00 from the prior year's comparative quarter.

TOTAL ASSETS/SHAREHOLDER'S EQUITY

In the quarter ended December 31, 2001, our Total Assets equaled $16,624,089, an increase of $189,637 over the year ended June 30, 2001, or a net increase of about 1%. Net Shareholders Equity decreased to $10,350,360 as of December 31, 2001, from $11,027,264 as of June 30, 2001, or a net decrease of 1%.

EVENTS AFFECTING CAPITAL RESOURCES AND MATERIAL ASSETS

General requirements of the Pakistan exploration license include the requirement that a minimum of $1,200,000 be maintained on deposit in our Pakistan operating account toward the anticipated costs associated with the drilling of the next required well. Currently, we have the required $1,200,000 on deposit in Pakistan.

We intend to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, joint venture affiliations, and other transactions in order to meet our anticipated near term needs. We cannot give assurance that these efforts will continue to prove successful. If unsuccessful, our domestic programs will face material delays as we accrue net production income to fund future operations. Additionally, a lack of success could result in our inability to fund in a timely fashion the seismic and drilling requirements in Pakistan. Such funding deficiencies could result in a default under the Concession Agreement.

The book value of our Total Assets (Total Assets minus Total Liabilities) is currently at $10,350,360, based upon the full cost method of accounting for our oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "SUMMARY OF BUSINESS AND RECENT ACTIVITIES" above). As of December 31, 2001 all cost related to the Pakistan concession has been expensed as dry hole costs. The book value of an oil and gas property, which is calculated using the full cost method of accounting, does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a very limited in not short-term period. Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves. Based upon these principals, the fair market value of our assets is expected to be less than the indicated book value.

We incurred certain long-term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999, which debt is convertible at the option of the holder at the rate of one Common share for each one dollar of principal converted. A contractual provision within the lending documents required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. We filed a registration statement on Form S-3 during the quarter ended December 31, 2000, and until it is declared effective, we will incur a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is effective. For the quarter ended December 31, 2001, $135,000 of this penalty is reflected as interest expense on the consolidated statement of operations. We have elected to pay the penalty sum in common stock as permitted in the lending documents. To date the SEC has not approved or declared effective the Form S-3.

Results of operations for the quarter were adversely affected because of the decline in oil prices for the quarter compared to the December 31, 2000 quarter. Results in comparison to the December 31, 2000 quarter also declined because the quarter's financial results included significant cash resources generated from the private placement in securities. No such placement occurred during the current quarter. We believe that if we are successful in obtaining near term funding as a result of on-going negotiations, our domestic reactivation and development program can proceed as planned.

At the current time, the political climate in Pakistan is experiencing some volatility because of military operations in nearby Afghanistan. However, we are in contact daily with our staff in Islamabad who has confirmed that the political climate has greatly improved and appears to be stabilizing. Currently the oil industry in Pakistan is in full operations including all foreign entities holding exploration licenses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2001, there are no material legal proceedings associated with the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No were no significant adjustments to the outstanding securities of the Company in the quarter ending December 31, 2001:

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

This financial results reported in this Form 10-Q were adversely affected because the oil prices are decreased in quarter compared to December 31, 2000 quarter.

We felt that if AEOC could be funded properly by mid December 2001 we could increase production, lower lifting costs and achieve the profit by the end of the fiscal year that we hoped for prior to September 11, 2001. However additional funds were not negotiating as anticiapated so our goals are on hold until funds are raised.

We are currently in negotiating with potential lenders and investors. No assurance will be given that these negotiating will provide needed capital for operation and development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

     (a) Exhibits
         The Consolidated Financial Statements dated December 31, 2001 and December 31, 2000 (unaudited), and June 30, 2001 (Audited) are appended hereto and expressly made a part hereof as Exhibit A.

     (b) Reports on Form 8-K
         None


                                       SIGNATURES

                                       THE AMERICAN ENERGY GROUP, LTD.

          2/19/2002                                  W/M/A
                                       ----------------------------------------
                                           William M. Aber, Jr., President

          2/19/2002                                  L/F/G
                                       ----------------------------------------
                                           Linda F. Gann, Secretary