Form 10-Q
period 2002-03-31
AMERICAN ENERGY GROUP LTD
filed 2002-05-20
CIK 843212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended             MARCH 31, 2002
                              ----------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _____________________ to

Commission File Number:                           0-26402
                         --------------------------------


                         THE AMERICAN ENERGY GROUP, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                     87-0448843
--------------------------------------------------------------------------------
  (state or other  jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification Number)

9441 SAM HOUSTON PARKWAY SUITE 110 HOUSTON, TEXAS               77099
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


(713)-981-6114
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                            73,784,482 COMMON SHARES

               THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                MARCH 31, 2002     JUNE 30, 2001
                                                  (UNAUDITED)         (AUDITED)
                                               ----------------   ---------------
ASSETS

CURRENT ASSETS
       Cash                                      $  1,473,888      $    923,831
       Receivables                                    124,137           104,108
       Other current assets                            28,834            16,075
                                                 ------------      ------------

       Total Current Assets                         1,626,859         1,044,014
                                                 ------------      ------------

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
       Properties being amortized                  16,941,635        16,687,542
       Accumulated amortization                    (1,999,796)       (1,515,171)
                                                 ------------      ------------

       Net Oil and Gas Properties                  14,941,839        15,172,371
                                                 ------------      ------------

PROPERTY AND EQUIPMENT
       Drilling and related equipment                 405,566           387,267
       Vehicles                                       113,590           139,801
       Office equipment                                52,835            52,835
       Less: Accumulated depreciation                (432,847)         (417,456)
                                                 ------------      ------------

       Net Property and Equipment                     139,144           162,447
                                                 ------------      ------------

OTHER ASSETS
       Debt issue costs                                     0            48,620
       Investments                                         20             1,900
       Deposits and other assets                        8,491             5,100
                                                 ------------      ------------

       Total Other Assets                               8,511            55,620
                                                 ------------      ------------

TOTAL ASSETS                                     $ 16,716,353      $ 16,434,452
                                                 ============      ============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31, 2002            JUNE 30, 2001
                                                                          (UNAUDITED)                (AUDITED)
                                                                        -----------------         -----------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
              Accounts payable                                            $    916,173              $  1,729,235
              Accrued liabilities                                              718,347                   649,557
              Deposit on sale of assets                                              0                   483,080
              Lease obligations - current                                        1,333                     1,280
              Notes payable - current                                        3,105,204                 1,448,117
                                                                          ------------              ------------

              Total Current Liabilities                                      4,741,057                 4,311,269
                                                                          ------------              ------------

LONG-TERM LIABILITIES
              Notes payable and long-term debt                                       0                 1,094,290
              Capital lease obligations                                            407                     1,629
                                                                          ------------              ------------

              Total Long-Term Liabilities                                          407                 1,095,919
                                                                          ------------              ------------

              Total Liabilities                                              4,741,464                 5,407,188
                                                                          ------------              ------------

SHAREHOLDERS' EQUITY
              Convertible preferred stock par value
              $.001 per share authorized 20,000,000
              shares issued and outstanding
              At June 30, 2001: 41,500 shares
              At March 31, 2002: 41,500 shares                                      42                        42

              Common stock, par value $.001
              per share, authorized: 80,000,000
              shares, issued and outstanding:
              At June 30, 2001: 59,991,665 shares
              At March 31, 2002: 73,784,482 shares                              73,784                    59,992

              Capital in excess of par value                                39,037,010                36,724,103


              Accumulated deficit                                          (27,135,947)              (25,756,873)
                                                                          ------------              ------------


              Net Shareholders' Equity                                      11,974,889                11,027,264
                                                                          ------------              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 16,716,353              $ 16,434,452
                                                                          ============              ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     MARCH 31                              MARCH 31
                                                             2002               2001               2002               2001
                                                          (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                          -----------        -----------        -----------        -----------
REVENUES
       Oil and gas sales                                  $   262,484        $   452,872        $   810,821        $ 1,526,167
       Lease operating and production costs                   113,044            177,741            570,318            552,007
                                                          -----------        -----------        -----------        -----------

          Gross Profit                                        149,440            275,131            240,503            974,160
                                                          -----------        -----------        -----------        -----------

OTHER EXPENSES
       Legal and professional fees                             15,428            179,501            150,807            543,492
       Administrative salaries                                 50,232             39,969            179,515            106,323
       Office overhead expense                                 11,724              5,838             42,320             19,547
       Depreciation and amortization expense                  226,653          5,612,303            612,739          5,665,786
       General and administrative expense                      53,717             61,406            395,206            110,040
                                                          -----------        -----------        -----------        -----------

          Total Other Expenses                                357,754          5,899,017          1,380,587          6,445,188
                                                          -----------        -----------        -----------        -----------

NET OPERATING PROFIT (LOSS)                                  (208,314)        (5,623,886)        (1,140,084)        (5,471,028)
                                                          -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
       Interest income                                                             5,625             23,744              6,493
       Interest expense                                      (135,239)              (339)          (417,364)           (49,863)
       Forgiveness of debt income                                   0                  0            198,080                  0
       Debt issuance costs                                    (16,207)           (11,896)           (48,621)           (34,586)
       Restricted shares issued to directors                        0                  0                  0         (2,484,000)
       Shares issued to retire warrants                             0           (276,000)                 0         (1,766,125)
       Unrealized gain (loss) on investment                         0                  0             (1,880)                 0
       Gain on asset sales                                          0                  0              7,051                  0
                                                          -----------        -----------        -----------        -----------

          Net Other Income (Expenses)                        (151,446)          (282,610)          (238,990)        (4,328,081)
                                                          -----------        -----------        -----------        -----------

NET INCOME BEFORE TAX                                        (359,760)        (5,906,496)        (1,379,074)        (9,799,109)

       Federal Income Tax                                           0                  0                  0                  0
                                                          -----------        -----------        -----------        -----------

NET INCOME (LOSS) FOR PERIOD                              ($  359,760)       ($5,906,496)       ($1,379,074)       ($9,799,109)
                                                          ===========        ===========        ===========        ===========

EARNINGS (LOSS) PER SHARE                                       (0.01)             (0.10)             (0.01)             (0.16)
                                                          ===========        ===========        ===========        ===========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine months             Nine months
                                                                                ended                    ended
                                                                               March 31                 March 31
                                                                                 2002                     2001
                                                                              (Unaudited)              (Unaudited)
                                                                            ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                             ($1,379,074)             ($9,799,109)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                                   561,022                5,612,303
  Less amount capitalized to oil & gas properties                                 (19,662)                 (42,379)
  Common stock issued for services rendered                                       271,410                  179,768
  Gain on asset sale                                                               (7,051)                       0
  Restricted common stock issued to directors                                           0                2,484,000
  Common stock issued for warrant retirement                                            0                1,766,125
  Common stock issued for penalty fee                                             270,000                  315,000
  Amortization of note payable discount                                           120,000                        0
  Loss on investment                                                                1,880                        0
  Forgiveness of debt income                                                     (198,080)                       0
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                              (20,029)                   3,884
  (Increase) decrease in deposits and other assets                                 (3,391)                  32,337
  (Increase) decrease in other current assets                                     (12,759)                       0
  Increase (decrease) in accounts payable - operations                           (813,062)                 413,875
  Increase (decrease) in accrued expenses and
    other current liabilities                                                     248,790                  (31,230)
                                                                              -----------              -----------

     Cash Provided by (Used in) Operating Activities                             (980,006)                 934,574
                                                                              -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties                                        (330,469)              (4,073,342)
  Expenditures for other property & equipment                                     (18,299)                 (29,386)
  Proceeds from the sale of assets                                                 10,000                       --
                                                                              -----------              -----------

     Cash Provided By (Used in) Investing Activities                             (338,768)              (4,102,728)
                                                                              -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of common stock                                           --                4,850,429
  (Expenditures) refund for offering costs                                         50,000                 (516,105)
  Proceeds from notes payable                                                   1,820,000                       --
  Payments on notes payable and long-term liabilities                              (1,169)                (843,955)
                                                                              -----------              -----------

     Cash Provided By (Used in) Financing Activities                            1,868,831                3,490,369
                                                                              -----------              -----------

NET INCREASE (DECREASE) IN CASH                                                   550,057                  322,215

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                     923,831                1,344,513
                                                                              -----------              -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                                       $ 1,473,888              $ 1,666,728
                                                                              ===========              ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             CONVERTIBLE VOTING        CAPITAL IN
                                                  COMMON STOCK                 PREFERRED STOCK          EXCESS OF      ACCUMULATED
                                              SHARES         AMOUNT         SHARES         AMOUNT       PAR VALUE        DEFICIT
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2001                       59,991,665   $     59,992         41,499   $         42   $ 36,724,103   ($25,756,873)

Common stock issued for services
   @ $0.25 average per share (unaudited)      1,090,750          1,091             --             --        270,319             --

Common stock issued to retire debt
   @ $0.14 average per share (unaudited)        150,000            150             --             --         20,850             --

Refund of prior offering costs (unaudited)           --             --             --             --         50,000             --

Common stock issued to retire debt
   @ $0.16 average per share (unaudited)     10,986,850         10,986             --             --      1,703,303             --

Common stock issued as penalty fees
   @ $0.17 average per share (unaudited)      1,565,217          1,565             --             --        268,435             --

Net income for the nine months
  ended March 31, 2002 (unaudited)                   --             --             --             --             --     (1,379,074)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2002 (unaudited)          73,784,482   $     73,784         41,499   $         42   $ 39,037,010   ($27,135,947)
                                           ============   ============   ============   ============   ============   ============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        March 31, 2002 and June 30, 2001


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 audited consolidated financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessary indicative of the operating results for the full years.

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

NOTE 3 - MATERIAL EVENTS

         During the nine months ended March 31, 2002, the Company received approximately $1,800,000 from various officers, directors, and shareholders of the Company. The terms of the promissory notes are still being negotiated.

         The Company issued 2,544,768 shares of outstanding common stock in lieu of debt totaling $1,094,294 at an average price of $0.43 per share, 6,400,000 shares of outstanding common stock in lieu of debt totaling $640,000 at an average price of $0.10 per share, 1,000,000 shares of outstanding common stock as a consulting fee for renegotiating a loan valued at $100,000 or $0.10 per share, 1,042,082 shares of outstanding common stock in lieu of accrued penalty fees totaling $180,000 at an average price of $0.17 per share, and 1,565,217 shares of outstanding common stock as additional penalty fees totaling $270,000 at an average price of $0.17 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING STATEMENTS

      All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect our current expectations, which are based on our historical operating trends, estimates, proved reserves and other information currently available to us. This statement assume, among other things, (i) that no significant changes will occur in the operating environment of our oil and gas properties, and (ii) that there will be no material acquisition or divestitures beyond those specifically mentioned. We caution that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development, and marketing of, and exploration for oil and gas reserves. Use of the words "anticipate", "estimate", "project", "may", "should" and "expect" denote forward-looking statements. Forward looking statements include the following topics, but are not limited to the topics indicated:

            o     projected operating or financial results;
            o     budgeted or projected financial expenditures;
            o projected commencement or completion dates for field activities;
            o     expectations regarding consummation of pending transactions;
            o     assumptions as to commodity prices; and
            o statements regarding financing which may be available in the future.


      Actual results may vary materially from those expressed or implied in the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The following factors are some of the conditions which could cause actual results to vary from those expected:

            o     the timing and level of changes in oil and gas prices;
            o the timing and availability of financing upon acceptable terms;
            o the uncertainties in estimating proved reserves or forecasting results;
            o operational hindrances such as weather, availability of rigs and personnel, or environmental damage or compliance costs;
            o     assumptions as to commodity prices; and
            o statements regarding financing which may be available in the future.



      SUMMARY OF ACTIVITIES AND OVERVIEW

      As of March 31, 2002, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas oil and gas properties. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise holds an oil and gas exploration license near Jacobabad, Pakistan, but no activities were conducted on the license acreage during the quarter.

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


      TEXAS GULF COAST OPERATIONS

      We currently own and operate a total of 111 existing well bores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to our acquisition of the properties and most of these wells were inactive at the time of such acquisition. During the three (3) months ending March 31, 2002, no new wells were drilled and completed in these fields.

      We recently completed the C-55 well as an oil well on our Blakely Lease in the Blue Ridge Field. We also reworked and put into production fifteen
      (15) wells in our Boling and Blue Ridge Fields during the quarter. A 3-D Seismic Shooting Agreement which we previously executed covering the Blue Ridge Field progressed during the quarter but has not been completed to date by the seismic company. During the quarter, we entered into a 3-D Seismic Shooting Agreement covering our Boling Field leases which should be completed before fiscal year end.

      During the quarter ended March 31, 2002, an average of 39 of our 111 wells were producing daily with varying production ranging from 2 barrels per day to 50 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance. Both the number of producing wells and the daily production from those wells remained stable throughout the quarter. Quoted oil prices during the quarter for our sales of oil during the quarter averaged $19.79 per barrel.

      We previously estimated that our domestic fields would continue to experience a gradual increase in average daily production as additional existing wells are reactivated and new developmental wells are drilled. We projected that steadily increasing domestic production would generate the operating capital necessary to maintain our ongoing reactivation and development programs. Despite these projections, the events of September 11, 2001 caused the price of oil to fall and these oil prices have remained below pre-September 11 levels. The decline in oil prices had a two-fold negative effect upon operations. First, the lower prices resulted in lower gross revenues from the producing wells. Second, the reduction in overall revenues impaired our ability to schedule and perform maintenance, reworking and new drilling activities resulting in a decline in the gross monthly production volumes. We believe that we will only be able to correct this working capital shortage by raising additional development capital through outside sources. We can make no assurances that we will be successful in raising the additional capital. If unsuccessful in our efforts, our reactivation and development programs will be materially delayed.

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

      In August 2001, we were officially awarded the Yasin Concession (1211.68 sq. km) in the Sindh Province of Pakistan. In connection with this license, our subsidiary Hycarbex-American Energy, Inc. has an accrued cash deposit obligation to the Government of Pakistan of USD $800,000 which has not been accrued on the financial statement. Hycarbex has committed USD $2,400,000.00 over the course of the next three years to explore and test this concession. The $800,000 is the first year payment of the $2,400,000 commitment. At least 190 kilometers of new 2-D seismic will be shot, 600 kilometers of older vintage 2-D data will be evaluated, and one exploration well will be drilled to test the Sui Main Limestone formation for potential gas. Hycarbex-American Energy Inc. has also bid and applied for two additional Pakistan concessions in the area. The Bahadurpur Concession (211.62 sq. km) is east of the Yasin Concession and north of Pakistan Petroleum Ltd. Block 22 Concession. The Miro Khan Concession (4764.87 sq. km.) is immediately to the west of the Yasin Concession on the west flank of Hycarbex's prior Jacobabad Concession. We are currently awaiting official awards by the Pakistan Government and its circulation of formal concession agreements for these two (2) blocks.

      No activities were conducted during the quarter on our Pakistan acreage. A new exploration well is expected to be commenced during the next fiscal year in order to fulfil Hycarbex's exploration commitment with the Government of Pakistan. The well location will be determined after performance and evaluation of additional seismic expected to be completed in the second and third quarters of the coming fiscal year.

      RESULTS OF OPERATIONS

      The following discussion compares the financial results for the three months ended March 31, 2002 to the three months ended March 31, 2001.

      REVENUES FROM OIL SALES

      In the quarter ended March 31, 2002, we incurred a net operating loss of $208,314, with oil and gas sales of $262,484 as compared to a net operating loss of $5,623,886 on oil and gas sales of $452,872 in the prior fiscal year's quarter ended March 31, 2001. During the quarter ending March 31, 2002, we sold 13,260 barrels of oil net to our interest, compared to 16,577 barrels of oil in March of 2001. Our net barrels of sales generated $262,484 and reflect average daily sales of 147 barrels of oil per day ("BOPD"), net after deducting landowner royalties.

      COMPARISON TO PREVIOUS QUARTER ENDED MARCH 31, 2001

      As compared with the quarter ending March 31, 2001 in the previous fiscal year, we realized 42% decrease in revenues from oil sales on average net oil prices which decreased by 28%. The decrease was due to the decline in oil prices ($19.76 March 2002 and $27.32 March 2001) which we attribute primarily to the events of September 11, 2001. The decline resulted in a reduction in monthly gross revenues from production. The resulting decline in overall revenues also materially impaired our ability to schedule and complete maintenance, reworking and new drilling operations, causing a decline in monthly gross production volumes.

      NET INCOME

      Including other income, foreign and domestic administrative expenses, and interest, we reported a net loss of $359,760 in the quarter ended March 31, 2002, versus a net loss of $5,623,886 in the prior fiscal year's quarter ended March 31, 2001, resulting in a reduction in net loss of $5,264,126 from the prior year's comparative quarter. The substantially higher loss figure for 2001 was based upon an increase for that period in the Depreciation and Amortization Expense resulting from the writing off of dry hole costs in Pakistan of approximately 5.4 million USD.

      CAPITAL RESOURCES, ASSETS AND LIQUIDITY

      TOTAL ASSETS

      The book value of our Total Assets (Total Assets minus Total Liabilities) is currently at $11,974,889, based upon the full cost method of accounting for our oil and gas properties whereby all costs associated with the acquisition, exploration and development of the properties are capitalized in a "full cost pool". (See "SUMMARY OF ACTIVITIES AND OVERVIEW" above). As of March 31, 2002 all cost related to the Pakistan concession has been expensed as dry hole costs. The book value of an oil and gas property, which is calculated using the full cost method of accounting, does not necessarily approximate the fair market value of the particular property. The fair market value approach is generally determined by the price a willing purchaser will pay for the property. Many factors can affect the market value, including the recoupment period for the investment based upon the particular property's income generating potential over a very limited if not short-term period. Book value, on the other hand, will generally incorporate as a part of the calculation the long-term income based upon development of the proven reserves. Based upon these principals, the fair market value of our assets is expected to be less than the indicated book value.

      TOTAL ASSETS/SHAREHOLDERS' EQUITY

      In the quarter ended March 31, 2002, our Total Assets equaled $16,716,353, an increase of $281,901 over the year ended June 30, 2001, or a net increase of about 1%. Net Shareholders Equity increased to $11,974,889 as of March 31, 2002, from $11,027,264 as of June 30, 2001, a net increase of $947,625 or a net increase of less than 1%.

      LIQUIDITY AND WORKING CAPITAL POSITION

      We have historically financed our acquisitions and operations with loans from and sales of equity securities to private investors. During the quarter, we borrowed $775,000 from a shareholder, $600,000 of which was allocated for working capital and obligations in Pakistan, and $175,000 of which was allocated for working capital and obligations in our domestic operations. The loan agreement provides for a 12-month term at seven percent interest.

       Recognizing the critical need for additional working capital for both short term and long term anticipated expenditures in the foreseeable future, we entered into a Note and Stock Purchase Agreement on March 31, 2002, with an Investor in Hamburg, Germany which provided for a loan to the Company and the purchase of Common and Preferred Stock from the Company totalling $10,000,000.00. The transaction was made subject to acceptable due diligence performed by the German Investor and subject to an increase in our authorized Common Stock from the current 80,000,000 shares to 130,000,000 shares. The transaction was scheduled to be consummated during the fourth quarter, if not cancelled by either party, and would have resulted in sufficient new working capital to meet our projected short term liquidity requirements and our foreseeable capital expenditures. The transaction has not closed and has not been scheduled for a closing. We are currently in negotiations with the German Investor to resolve the conditions precedent to consummation. If not consummated, we believe that we do not have the necessary liquidity to meet our short term or foreseeable liquidity requirements. We intend to continue to explore and pursue all available alternative sources of working capital through potential loans, sales of securities, joint venture affiliations, and other transactions in order to meet our anticipated near term needs. We cannot be assured that these efforts will prove successful. If unsuccessful, our domestic programs will face material delays. Additionally, a lack of success could result in our inability to discharge or refinance the matured first lien debt on our Texas oil and gas leases, which could result in the loss of those leases and our ability to fund future seismic and drilling requirements in Pakistan, which deficiencies could result in a default under the Pakistan license obligations and potential loss of the license.

      We incurred certain long-term convertible debt in the amount of $1,500,000 in the quarter ended September 30, 1999. The debt was secured by a first lien on our Texas oil and gas leases and the note evidencing the debt matured on March 17, 2002. In anticipation of a closing of the German Investor transaction subsequent to the end of the quarter, the lender granted an extension until June 4, 2002, to pay the $1,5000,000 note liability. Absent payment on that date or negotiation of another arrangement suitable to both parties, the Texas oil and gas leases securing the note are scheduled for sale by the lender. Discussions with the lender are ongoing in case the transaction with the German Investor is not consummated within the extension period.

      A contractual provision within the lending documents evidencing the above 1999 $1,500,000 loan further required the Company to initiate a registration with the Securities & Exchange Commission of the underlying Common shares by December 16, 1999. We filed a registration statement on Form S-3 during the quarter ended December 31, 2000, and until it is declared effective, we will incur a financial penalty of $45,000 per month beginning January 20, 2000, and continuing until such time that the registration is effective. For the quarter ended March 31, 2002, $135,000 of this penalty is reflected as interest expense on the consolidated statement of operations. We have elected to pay the penalty sum in common stock as permitted in the lending documents. To date the SEC has not approved or declared effective the Form S-3.

      At the current time, the political climate in Pakistan is experiencing some volatility because of military operations in nearby Afghanistan. However, we are in contact daily with our staff in Islamabad who have confirmed that the political climate is continuing to improve and stabilize. Currently the oil industry in Pakistan is in full operations including all foreign entities holding exploration licenses.

      PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      As indicated above, the $1,500,000 loan to the Company made in September, 1999, which is secured by a first lien on the Texas oil and gas leases, matured during the quarter. We negotiated an extension of all collection and sale activities with the lender based upon an anticipated consummation of the transaction with the German Investor. Based upon this extension, the lender scheduled a future sale of our Texas oil and gas leases for June 4, 2002. If the transaction with the German Investor is not consummated, we will only be able to avoid the scheduled sale by obtaining alternative financing, making suitable extension or refinancing arrangements with the lender. We cannot be assured of success in our current efforts to obtain alternative financing or to negotiate a restructure of the matured debt.

      During the quarter, in response to the action by written consent of certain shareholders pursuant to an existing Bylaw provision, the Company notified Georg von Canal of his removal from the Board of Directors. Mr. von Canal opposed the action by promptly initiating a lawsuit against the Company and William Aber, the remaining director, seeking injunctive relief and declaratory relief that the attempted removal of Mr. von Canal from the Board of Directors was invalid, based, in part, upon a Nevada statutory provision which requires a two-thirds majority vote for removal of any director. A tentative settlement agreement was reached between the parties which was made contingent upon the consummation of the transaction with the German Investor described above. If the transaction with the German Investor is not consummated, the litigation to determine the composition of the Board of Directors based upon the indicated action by the shareholders may resume. During the period of negotiations and due diligence with the German Investor, Mr. von Canal and Mr. Aber have been working closely together on Company matters.


      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter, we renegotiated a $1,200,000 loan obtained by the Company in the first quarter by paying $640,000 of the principal with 6,400,000 shares of restricted Common Stock.
      These proceeds were utilized in the first quarter in our Pakistan operations. We retained the right to repurchase the shares for one year at a price of twelve and one-half cents per share. The $560,000 balance of the loan was left for further negotiation with the stipulation that the lender would take no action to collect the balance until after January 31, 2003. A consulting fee of $100,000 was paid to renegotiate the loan. The fee was paid with 1,000,000 shares of Common Stock. The 6,400,000 shares issued have been recently returned and cancelled in order for the German transaction to be consummated. If the German transaction is not consummated the $6,400,000 shares of restricted common stock will be reissued to the Loaner.

      During the quarter, 450,000 restricted Common shares were issued to the holder of the September 1999 convertible debt. These shares were issued as payment of the December 2001, accrued $45,000 per month penalty for failure to obtain SEC registration of the Common Stock covered in the 1999 transaction.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      During the quarter, we did not default upon our senior securities, but the first lien covering our Texas oil and gas leases did mature. As indicated above, pursuant to an agreement with the lender, we are required to pay the matured debt during the fourth quarter in order to avoid default and a resulting sale of these assets, by the lender currently scheduled for June 4, 2002.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES HOLDERS

      Not Applicable.

      ITEM 5. OTHER INFORMATION

      Not Applicable.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (249.308 OF THIS CHAPTER)

            (a) Exhibits
                None
            (b) Reports on Form 8-K
                None


            SIGNATURES

            THE AMERICAN ENERGY GROUP, LTD.


                 5/20/2002                          W/M/A
         -------------------------   --------------------------------
                                          William M. Aber, Jr., CEO