Form 10-K
period 2002-06-30
AMERICAN ENERGY GROUP LTD
filed 2002-10-15
CIK 843212

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     For the fiscal year ended June 30, 2002

                         Commission file number: 0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of Registrant as specified in its charter)


             Nevada                                     87-0448843
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


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

 The aggregate market value of the voting stock held by non-affiliates of the Registrant at October 14, 2002, was $1,989,541 (based on a value of $0.03 per share, the closing price of the Common stock as quoted on the NASD OTC market on such date). 66,318,037 shares of Common Stock, par value $.001 per share, were outstanding on October 14, 2002.

                         THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-K

PART 1

Items 1 and 2. Business and Properties........................................

Item 3.        Legal Proceedings..............................................

Item 4.        Submission of Matters to a Vote of  Security Holders...........

PART II

Item 5.        Market of Our Common Stock and Related Stockholder Matters.....

Item 6.        Selected Consolidated Financial Data...........................

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....

Item 8.        Financial Statements and Supplementary Data....................

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................

PART III

Item 10.       Directors and Executive Officers of the Registrant.............

Item 11.       Executive Compensation.........................................

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Item 13.       Certain Relationships and Related Transactions.................

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.......................................................

SIGNATURES....................................................................


In this report, the "Company", "we", "us" and "our" collectively refers to The American Energy Group, Ltd. and its wholly-owned subsidiaries.

------------------------------------------------------------------------------

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

------------------------------------------------------------------------------


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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

.. The future results of drilling individual wells and other exploration and development activities;

..  Future variations in well performance as compared to initial test data;

..  Future events that may result in the need for additional capital;

..  Fluctuations in prices for oil and gas;

.. Future drilling and other exploration schedules and sequences for various wells and other activities;

.. Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan; and

.. Our future ability to raise working capital through equity placement, loans or strategic ventures to spread the costs of exploration, development and acquisition activities; and

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent event or circumstances.

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

      In April 1995, we acquired all of the outstanding shares of Hycarbex, Inc., a Texas corporation (hereinafter "Hycarbex") which that month had been awarded an oil and gas Concession comprised of approximately one million acres located in the Middle Indus Basis near Jacobabad, Pakistan,for 120,000 shares of our voting Common Stock, a 1% Overriding Royalty Interest in the revenues generated through the development of Hycarbex's Pakistan Concession, and an agreement to pay the sole shareholder $200,000 conditioned upon the success of that development. For accounting purposes, this acquisition was treated as a pooling of interests. We changed the name of Hycarbex, Inc. to Hycarbex-American Energy, Inc. and it is operating as our wholly owned subsidiary. In addition to the above acquisition consideration, we provided a $551,000 Financial Guarantee Bond to the Government of Pakistan to assure performance of Concession requirements.
Under the terms of the Concession, the Pakistan Government retained a 5% interest in the Concession which could be increased to 25% W.I. as to each well in which there was a commercial discovery. We performed subsequent seismic surveys and commenced the drilling of our first well, the Kharnak # 1 in calendar 1997. The initial well, while generating valuable geologic data, was unsuccessful. In early 1999, we commenced our second well, the David # 1, and abandoned the well prior to reaching target depth because of mechanical difficulties. A new well, the David # 1A was commenced in the vicinity within weeks of abandonment and this well was plugged and abandoned when dangerous levels of hydrogen sulfide gas were encountered. We performed additional seismic on the Concession in calendar 2000, after a drilling extension from the Pakistan Government, and commenced the third full well, the Jacobabad #3 in the latter part of calendar 2000. This well was plugged and abandoned as a noncommercial well in January, 2001. We further refined our geologic models using this additional seismic and the data obtained from the Jacobabad #3. Immediately prior to the end of the previous fiscal year, the Jacobabad Concession was relinquished to the Pakistan Government in favor of a new concession, the Yasin Concession, which was officially awarded in the current year. The Yasin Concession contains approximately 1,200 Square Kilometers and provides for the same drilling and financial terms as the Jacobabad
Concession. The Company has also bid on and won two additional blocks this year. The Bahadurpur Block covers 211.625 Square Kilometers and the Miro Khan Block is 4764.87 Square Kilometers. Additional evaluations of both new blocks is currently in progress and signing could occur soon. Both blocks are either on or in close proximity to the old Jacobabad concession. An additional
979.58 Square Kilometers has been added making the Yasin Concession area
2179.58 Square Kilometers. The Yasin Concession contains acreage originally covered by the Jacobabad Concession which we viewed as desirable for its exploration potential.

We began producing commercial quantities of oil on our Texas-based properties and emerged from the development stage during the year ended June 30, 1997. At that time, we were engaged in a program of drilling and reworking active and inactive developmental wells situated on the properties at the time of our acquisition. In June, 1997, we purchased oil and gas properties totaling approximately 1,400 acres in Texas. During the year ended June 30, 1999, we drilled eight developmental wells on these properties, of which seven wells are currently producing. One additional commercial well was completed in Texas in the year ending June 30, 2000, while the reactivation and reworking program continued at a very modest rate due to working capital considerations. Subsequent to the end of the current fiscal year, two additional producing wells have been drilled. The Blakely B-72 well completed in September 2002 encounter five oil sands of which the lowest sand is currently being produced. The Blakely C-55 well completed in April 2002 also encountered five oil sands of which the lowest sand is producing. These two wells encountered new oil reserves which increased our proved reserves as noted in this years reserve report just completed.

OIL AND GAS DISCLOSURES

RESERVES REPORTED TO OTHER AGENCIES

No reserve estimates of proven net oil and gas reserves were filed with any other regulatory agency.

PRODUCTION

As of June 30, 2002, 2001 and 2000, the Company received oil revenues from 32, 32 and 22 wells, respectively. All of these wells produced oil only. There were no sales of natural gas during these periods.

                                                   2002            2001          2000
                                                   ----            ----          ----
Gross revenue from oil sales                     1,051,358      1,806,335      1,823,276
Net barrels produced during the period              48,160         62,060         73,195
Average price received for sales oil, $/bbl          21.83          29.11          24.91
Average lifting costs, $bbl                           6.69           7.88           4.76

PRODUCTIVE WELLS AND ACREAGE

Set forth below is a tabulation of productive oil wells owned by the Company as of June 30, 2002, 2001 and 2000. This summary includes oil wells which may currently be shut in and awaiting recompletion in order to restore commercial productivity. The Company has not had a commercially productive gas well since 1996. All of these wells are located on the Company's Texas properties.

                                                        2002                  2001                 2000
                                                        ----                  ----                 ----
Productive wells - gross                                108                   108                  108
Productive wells - net                                  108                   108                  108


DEVELOPED ACREAGE
                                                        2002                  2001                 2000
                                                        ----                  ----                 ----

Texas (United States cost center) - gross               160                   152                  152
Texas (United States cost center) - net                 160                   152                  152

Pakistan - gross                                        0                     0                    0
Pakistan - net                                          0                     0                    0



UNDEVELOPED ACREAGE
                                                        2002                  2001                 2000
                                                        ----                  ----                 ----
Texas (United States cost center) - gross               2,372                 2,372                2,372
Texas (United States cost center) - net                 2,372                 2,372                2,372

Pakistan - gross                                        541,482               1,000,000            1,000,000
Pakistan - net                                          511,656               950,000              950,000


DRILLING ACTIVITY

Set forth below is a tabulation of wells (gross and net wells reflecting the ratio of working interest ownership owned by the Company vs. 100% working interest in each well) completed during the years ended June 30, 2002, 2001 and 2000 in which the Company has participated and the results thereof for each of the three years.

                  2002                     2001                    2000
                  ----                     ----                    ----

            GROSS         NET       GROSS           NET     GROSS          NET
Dry         0              0        1                1      0               0

Oil         2              2        0                0      8               8

Gas         0              0        0                0      0               0
            ----------------        ------------------      -----------------


Totals      2              2        1                1      8               8
            ================        ==================      =================

OIL AND GAS RESERVES

The Company did not report reserves to any other agency of the U. S. government. The Company's proved reserves and PV-10 Value from its U.S. proved developed and undeveloped oil and gas properties have been estimated by Carl F. Pomeroy and Richard Alexander, Registered Professional Engineers. The Company's Pakistan Probable Recoverable Reserves and PV-10 Value from its Pakistan undeveloped gas properties have been estimated by Martin Petroleum and Associates in Calgary, Alberta, Canada. The estimates of these independent petroleum engineering firms were based upon review of production histories and other geologic economic, ownership and engineering data provided by the Company. In accordance with SEC guidelines, the Company's estimates of future net revenue from the Company's proved and probable reserves and the present value thereof are made on the basis of oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment. Future net revenues at June 30, 2002 on the Company's U.S. properties reflect a weighted average price of $21.83 per BOE vs. $29.11 in its June 30, 2001 estimates.

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

UNITED STATES RESERVE ESTIMATES

The following tables present total proved developed, proved undeveloped and probable reserve volumes as of June 30, 2002, and June 30, 2001, and estimates of the future net revenues and PV-10 Value there from. There can be no assurance that the estimates are accurate predictions of future net revenues from oil reserves or their present value.

ESTIMATED NET PROVED OIL RESERVES - UNITED STATES PROPERTIES:


                                             As of June 30       As of June 30
                                                 2002                2001

Proved Developed, Bbls                           291,599             301,480

Proved Shut In, Bbls                             197,168             181,766

Proved Undeveloped, Bbls                       1,849,332           2,132,331



Total Estimated Proved Oil Reserves, Bbls      2,338,099           2,615,577

Probable Reserves                                228,449             217,365
Total Estimated Oil Reserves, BBLS             2,566,548           2,832,942



ESTIMATED FUTURE NET REVENUES - UNITED STATES PROPERTIES:

The present value of future net revenues (using discount factor of 10 percent per annum) before income taxes for the Company's proved developed and proved undeveloped oil reserves as of June 30, 2002 and 2001 are as follows:

                                       As of June 30          As of June 30
                                            2002                  2001

Proved Developed PV-10, $                 2,802,712              3,271,165

Proved Shut In PV-10, $                   2,468,660              2,913,577

Proved Undeveloped PV-10, $              15,719,353            18,261,372

Total                                    20,990,725            24,446,114


The decrease in the average price per barrel of oil significantly reduced the Companies oil revenues for 2002. The oil price for September 2002 was $26.42 per BBL. indicating probable higher future revenues.

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

PAKISTAN RESERVE ESTIMATES

As previously reported and filed in a Form 8-K dated September 22, 1998, the Company retained Martin Petroleum and Associates of Calgary, Alberta Canada, to perform a preliminary reserve study on its Jacobabad Concession in the Middle Indus basin in central Pakistan. These reserves are not categorized as proven. Further, these reserves remain categorized by the company as unproven. However, management has determined that the independent estimates of Probable Recoverable Reserves in the preliminary reserve study represent material information which merited disclosure to the shareholders. These independent estimates also served as justification to management to continue further exploratory drilling on its Pakistan Concession and justification to management to bid for and obtain subsequent to year-end the Yasin Block Concession which is comprised of portions of the Jacobabad Concession acreage.

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

TITLE TO DOMESTIC PROPERTIES

      Our Texas-based properties are oil and gas leasehold interests which, according to their general terms, must be maintained by development operations or continuous hydrocarbon production without cessation or interruption, except for temporary cessation or interruption. Certain of our leases also require development of the covered acreage according to a specified schedule. The consequences of our non-compliance with these operational and developmental obligations are forfeiture of the particular lease, in the case of non-temporary cessation of operations and production of hydrocarbons, and forfeiture of portions of the lease or undeveloped geologic horizons within the covered acreage covered by a particular lease, in the case of non-compliance under leases which contain scheduled development requirements. During the current fiscal year we elected to forego continuous drilling on one of our Texas-based leases containing 37.5 acres for geologic reasons. The cessation of activity resulted in the applicability of a lease provision which permits the Company to retain 2.5 acres around each producing well and provides for forfeiture of the undeveloped acreage. We have identified five (5) producing wells for purposes of calculating the retained acreage which are currently being reviewed by the oil and gas lessor for verification.

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

FACILITIES AND PERSONNEL RESOURCES
OFFICES

We currently lease approximately 3,800 square feet of office space for use as corporate offices at 9441 Sam Houston Parkway, Houston, Texas, at a monthly rental of $3,395. The lease expires on August 31, 2004. We likewise maintain two office trailers of approximately 200 square feet each and one storage facility of approximately 400 square feet for our domestic field operations on certain of our oil and gas leases. Our right to install and maintain these trailers and storage buildings is included with the easements granted under the oil and gas leases and they do not incur a rental obligation. We likewise maintain an office in Islamabad Pakistan of approximately 2,400 square feet.

EMPLOYEES

We have 3 employees in our Houston, Texas corporate offices, all three are management. We have 7 employees, including 2 management employees, working in our field operations and 11 employees in our Islamabad Pakistan office. None of our employees are represented by a union or collective bargaining organization. We consider our relationship with our employees to be satisfactory.

ITEM 3.     LEGAL PROCEEDINGS.

During the first quarter, the Company settled the litigation initiated by the Company in October 2000, against Northern Lights Energy, Ltd. seeking a cancellation of Northern Lights right to purchase the Texas Oil and Gas Leases under a May 9, 2000 contract. Under the terms of the settlement, Northern Lights relinquished its purchase rights, accepted a discounted cash sum in full repayment of its $750,000.00 loan, and returned operational control of the Texas-based oil and gas leases to the Company.

During the third quarter, Georg von Canal filed suit against the Company and William M. Aber, Jr. in Cause No. 2002-11247, 270th Judicial District Court of Harris County, Texas, seeking damages and an injunction from preventing his ouster as President and as a member of the Board of Directors based upon a shareholder vote in which a majority of shareholders voted for the removal of Mr. von Canal as a director under an existing bylaw provision. The bylaw provision, which requires a simple majority vote to remove a director, is in conflict with a Nevada statute which requires the vote of two-thirds of the shareholders in order to remove a director. The matter was pending and the outcome not yet determined by the Court as of the date of this report.

During the third quarter, Charles Valceschini, former President and a former member of the Board of Directors, filed suit against the Company in Cause No. CV/02-01352, Second Judicial District Court, Washoe County, Nevada, to recover a stock certificate issued to him by the Company which was in the Company's possession and to recover $222,000.00, representing a $30,000.00 loan to the Company and back salary and unreimbursed expenses. The matter was pending and the outcome not yet determined by the Court as of the date of this report.

During the fourth quarter William L. Locklear, Inc. filed suit against American Energy Operating, Corp. in Cause No. 2002-CI-09050, 285th Judicial District Court, Bexar County, Texas, seeking $59,504.50 for alleged, unpaid services as an engineering consultant. The matter was pending and the outcome not yet determined by the Court as of the date of this report.

During the third quarter, the outstanding $1,500,000.00 loan secured by a first lien on the Texas oil and gas leases matured. Negotiations to restructure the debt were conducted by management with the note holder, Zubair Kazi, during the fourth quarter, but the negotiations were unsuccessful in obtaining a long term extension and renewal of the note. Mr. Kazi initiated legal procedures to obtain a foreclosure of the Texas-based oil and gas leases but the foreclosure did not go forward because on June 28, 2002, three other alleged creditors of the Company filed an Involuntary Petition for Bankruptcy. While the original claims totaled only $49,981.13, the bankruptcy proceedings had the effect of automatically preventing a foreclosure unless and until the Bankruptcy Court issues an order permitting the creditor to pursue its remedies under state law. The Company entered into an agreement with Mr. Kazi after the end of the fiscal year which provides for forbearance by Mr. Kazi of pursuit by him of his available remedies until ninety (90) days after August 12, 2002.

During the fourth quarter, three alleged creditors of the Company, whose claims totaled $49,981.13, filed an Involuntary Petition for Bankruptcy against the Company in Cause No. 02/37125-H1-7, United States District Court, Southern District of Texas, Houston Division. One of the petitioning creditors, Peter Barben, who claimed a debt of $9,114.00 subsequently withdrew as a petitioning creditor but was replaced in the litigation by Georg von Canal, who joined the group of petitioning creditors with a claim that the Company separately owes him $172,689.14. The matter was pending and the outcome not yet determined as of the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year, the Company did not submit any matters to a vote of security holders.


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


                                        High Bid       Low Bid
        Fiscal years ended
        June 30,

        2002
        First Quarter                    $0.29          $.016
        Second Quarter                   $0.19          $0.09
        Third Quarter                    $0.22          $0.07
        Fourth Quarter                   $0.28          $0.07

        2001
        First Quarter                    $0.66          $0.25
        Second Quarter                   $1.28          $0.44
        Third Quarter                    $0.72          $0.16
        Fourth Quarter                   $0.29          $0.15


DIVIDENDS

We have not declared, distributed or paid any cash dividends in the past. We do not expect that we will have sufficient net profit and cash flow in amounts that would allow a cash dividend to be paid to our shareholders in the foreseeable near term.

RECENT SALES OF UNREGISTERED SECURITIES

During the first two quarters, the Company issued 1,200,000 shares of Common Stock, $.001 par value, to officers and third party creditors for services rendered valued at $281,000. During the same period, we issued 40,750 shares as replacement shares for shares which were erroneously canceled in a previous year in connection with broad-based, multiparty litigation initiated by the Company in order to achieve cancellation of shares. We also issued in December 2001 and May 2002, 4,085,622 shares as penalty shares pursuant to a Company obligation to register shares issued in a September 1999 placement. The penalty shares were issued in satisfaction of monetary penalties aggregating $450,000 and $225,000, respectively. During the third quarter, the Company issued 1,000,000 shares in satisfaction of interest and commissions payable in connection with an outstanding loan to the Company and 2,544,768 shares and 6,400,000 shares of Common Stock to two different creditors in satisfaction of outstanding notes in the amount of $1,094,290 and $640,000, respectively. In April 2002, these two blocks of stock were reacquired from the creditors by reversing the transactions in order to make available a significant number of authorized shares needed for an investment transaction with Vivus Beteiligungs Aktiengesellschaft, a German concern, which was proposed to be consummated in that month. The reversal of the 2,544,768 share block issuance was accomplished by canceling that transaction and reinstating the $1,094,290 debt. The reversal of the 6,400,000 share block issuance required that the $640,000 debt be reinstated with an additional reacquisition fee of $160,000 payable to the holder under the original agreement with the holder.

In connection with the above transactions, we relied upon Section 4(2) of the Securities Act in claiming exemption from registration. All of the persons had full information concerning our business affairs and acquired the securities for investment purposes. The certificates representing the shares issued contain a restrictive legend prohibiting transfer without registration or the availability of an exemption from registration.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data presented under the captions "Statements of Earnings Data" and "Balance Sheet Data' for, and as of the end of, each of the years in the five year period ended June 30, 2002, are derived from the consolidated financial statements of The American Energy Group, Ltd, and Subsidiaries. The financial data for the four years ended June 30, 1996 through 1999 have been audited by Jones, Jensen & Company, Independent Public Accountants. The financial data for the years ended June 30, 2000 and 2001 have been audited by HJ & Associates, Inc. (previously Jones Jensen & Company). This financial data for the year ended June 30, 2002 was audited by Chisholm and Associates. The selected consolidated financial data should be read in conjunction with the Consolidated Financial statements as of June 30, 2001 & 2000, and for each of the three years ended June 30, 2001, 2000 and 1999, the accompanying notes and the report thereon, which are included elsewhere in the respective Forms 10-K.

                                                                   FOR THE YEARS ENDED JUNE 30,
                                       ----------------------------------------------------------------------------------------
                                            2002              2001               2000                1999              1998
STATEMENT OF
EARNINGS DATA ($)
Oil & Gas sales .................     $  1,051,358       $  1,806,335          1,823,276            417,136            641,203

Lease Operating
& Production Costs ..............          507,382            811,757            592,502            163,838            258,032

Penalties .......................          636,500            540,000            270,002

Legal & Professional ............          321,909            336,597            414,308            393,877            541,031

Administrative Labor ............          141,100            111,300            135,529             88,475            122,089

Depreciation and
Amortization Expense ............          645,582          6,389,705          1,249,879          5,245,671          2,823,019

Warrant settlements .............                           1,758,000

Other G & A .....................        1,076,880          4,853,820            555,227            560,668            144,172
                                      ============       ============       ============       ============       ============

Total Expenses ..................        3,329,353         14,801,179          3,217,447          6,452,529          3,888,343

Other Income & Expenses .........         (260,253)          (279,248)          (967,004)            64,212             48,851

Extraordinary Item ..............                                                                       -0-            123,082
                                                                                               ============       ============
Net Loss ........................       (2,538,248)       (13,274,092)        (2,361,175)        (5,971,181)        (3,075,207)
                                      ============       ============       ============       ============       ============

Basic Loss per Common Share .....             (.04)             (0.25)             (0.07)             (0.19)             (0.12)
                                      ============       ============       ============       ============       ============

Weighted Ave. Shares
Outstanding .....................       65,006,780         52,566,109         33,653,953         31,133,813         26,252,631
                                      ============       ============       ============       ============       ============




BALANCE SHEET DATA

Cash & Cash Equivalents .........     $  1,318,588            923,831          1,344,513          1,196,566          3,214,205

Working Capital (deficit) .......       (4,443,590)        (3,267,255)        (1,939,587)          (592,850)           650,004
Total Assets ....................       16,493,866         16,434,452         17,649,578         15,814,790         20,864,635
                                      ============       ============       ============       ============       ============

Long Term Debt ..................        1,094,290          1,095,919          1,226,243            216,126            698,677

Stockholders Equity .............     $  9,535,016       $ 11,027,264       $ 12,955,628       $ 13,720,854       $ 14,929,139
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

GENERAL STATEMENT OF ACTIVITIES AND METHOD OF ACCOUNTING

As of June 30, 2002, we were engaged in our principal activity of developmental drilling of new wells and reworking operations on existing wells situated on our Texas-based oil and gas leases situated in Fort Bend County, Texas. Our wholly owned subsidiary, Hycarbex-American Energy, Inc., likewise held an oil and gas exploration license on Yasin Concession near Jacobabad, Pakistan during the year on which we made preparations for upcoming drilling activities, but performed no drilling.

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

The large decrease in Other General and Administrative Expenses from $4,965,120 in the previous year to $1,217,980 for the current year is based largely upon the 6,050,000 shares of Common Stock issued to members of management and directors in November, 2000. The values attributed to these shares in the Financial Statements for purposes of calculating this expense line items were determined based upon the market value of the shares on the date of issue.

TEXAS GULF COAST OPERATIONS

As stated elsewhere in this report, we currently own and operate a total of 108 existing wellbores in two producing oil fields, the Blue Ridge Field and the Boling Dome Field, each of which are within fifty (50) miles of the Houston, Texas metropolitan area. Most of these existing wells were drilled by other oil companies prior to the Company's acquisition of the properties and were inactive at the time of such acquisition. During the fiscal year ended

June 30, 2002, an average of thirty-three (33) of the Company's 108 wells were producing daily with varying production ranging from 2 barrels per day to 55 barrels per day. A small number of these producing wells flow without mechanical pumping but the majority require mechanical pumping assistance.

Once we regained control of the Texas-based oil and gas leases and equipment, we elected to withdraw them from the sales market The Company's intent was to workover, re-complete and drill new wells in these fields to generate funds for future oil and gas exploration in the domestic U.S. We designed a program to increase productivity but the targeted goals were not achieved because of a 25% decline in the average per barrel price of oil from the previous year and because of our failure to secure the necessary working capital to jump start the designed program and make them self sufficient within the first six (6) months of this current fiscal year. Since July 1, 2001, the Company has drilled only two (2) new wells which were completed as producing wells.

The Company has not solved our working capital shortage as of the date of this report which will substantially impair our ability to enhance domestic production. We have implemented several cost saving measures including decreasing total hours of field labor and activating our two saltwater disposal wells to save costs associated with hauling and disposing of saltwater from operations. Our most substantial cost saving measures have been the deferral of salary by the three current management members, William Aber, Dean Smith and Michael Zabransky. During the current fiscal year, Mr. Aber and Mr. Smith received only one of twelve monthly salary checks and Mr. Zabransky received only two of twelve monthly salary checks. Additionally, Zaber Investments, L.L.C., which owns ten percent (10%) of the domestic production, did not receive its share of production for the fiscal year totaling $64,000 and permitted the Company to utilize these funds as working capital.

Despite these cost saving and cost deferral measures, we are likely to continue to experience a decrease in production revenues unless and until substantial working capital is secured for field development. Our domestic operating budget for the coming fiscal year includes the drilling of 4 new wells, 20 recompletions and 24 workovers but we are not likely to achieve these budgetary targets without a working capital infusion.

We believe that the we must continue to raise additional capital through outside sources for this fiscal year for the reactivation and development programs to progress, even if oil prices remain stable at a favorable level. As of the date of this report, we do not have any commitments from third party sources for the needed funding.

PAKISTAN OPERATIONS

In the fiscal year ended June 30, 2001 we shot an additional 40km of seismic line in the vicinity of proposed drilling locations. Our technical team evaluated this newly acquired seismic data, along with geological and geophysical data derived from previously drilled wells to optimize the selection of future drill sites on the approximate one million acres (fifteen hundred square miles) comprising the Jacobabad concession. Based upon the preliminary testing of the initial well drilled Kharnhak #1, in 1998, the geological information obtained while drilling the David #1 and 1A wells and the newly acquired seismic data we selected the drill site for the Jacobabad #3 well.

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

For strategic reasons, we elected to release the Jacobabad Concession back to the Pakistan government and nominate specific highly potential hydrocarbon areas for bidding with the expectation of being awarded the desired acreage areas. Subsequently we applied and bid for three (3) concessions closely associated with the released Jacobabad Concession. In August 2001 we were officially awarded the Yasin Concession (1211.68 sq. km) in the Sindh Province of Pakistan. The Company applied for and was granted an additional 979.58 Square Kilometers which was added to the Yasin Concession making it 2,191.26 Square Kilometers. Our subsidiary Hycarbex American Energy, Inc., has committed USD $2,400,000.00 over the course of the next three years to explore and test this concession. At least 100 km of new 2-D seismic will be shot, 150 km of older vintage 2-D data will be evaluated, and one exploration well will be drilled to test the Sui Main Limestone formation for potential gas. Hycarbex has $1.1 million on deposit in Pakistan but must obtain additional funding from third party sources in order to meet these commitments. The concession agreement contains deposit and funding requirements, geophysical requirements, social program requirements and drilling requirements which are all considered material requirements by the Government of Pakistan and must be met in a timely fashion in order to maintain the concession. In the event that we are unable to secure additional funding for Hycarbex's proposed activities in Pakistan under the Concession agreement, the Government of Pakistan may resort to its remedies for non-compliance, including possible forfeiture of the concession and possible forfeiture of all funds on deposit.

Hycarbex-American Energy Inc. has also bid and applied for two additional Pakistan concessions in the area. The Bahadurpur Concession 211.62 sq. Km is east of the Yasin Concession and north of Pakistan Petroleum Ltd. Block 22 Concession. The Miro Khan Concession (4764.87 sq. km.) is immediately to the west of the Yasin Concession on the west flank of Hycarbex's prior Jacobabad Concession. We are currently reevaluating the concessions for these two (2) blocks prior to finalizing contractual obligations.

NEED FOR ADDITIONAL FUNDS

      The production derived from our Texas-based properties is insufficient to meet our future capital requirements for both Texas and Pakistan operations. We will need substantial near-term financing to meet our projected operating capital requirements in both Texas and Pakistan. We do not currently have a line of credit or other credit facility available to us to meet these cash requirements. Our cash position is critical given the Concession requirements in Pakistan and given future development requirements under certain of our Texas oil and gas leases. The lack of sufficient capital to meet these requirement and the recurring negative cash flows from operations have been considered by our auditors in their opinion that there is doubt as to our ability to continue as going concerns. We intend to continue to explore and pursue all available sources of working capital through potential loans, sales of securities, sales of assets, joint venture affiliations, and other transactions in order to meet its anticipated near term needs. There can be no assurance that these efforts will continue to prove successful. In the event that additional capital raising efforts by the Company are unsuccessful, the likely effects would be an ultimate forfeiture of the Pakistan concession and a foreclosure of our Texas-based leases by the first lien lender whose $1,500,000 note matured just prior to the end of the third quarter. Even if this debt is addressed or action on it delayed, the lack of substantial working capital will result in a slowdown or postponement of scheduled reactivation and development activities on those Texas properties.

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

REVENUES AND EXPENSES

In the fiscal year ended June 30, 2002, the Company incurred a net operating loss of $2,538,248, with oil sales of $1,051,358 as compared to a net operating loss of $13,274,092 on oil sales of $1,806,335 in the prior fiscal year ended June 30, 2001, and as compared to a net operating loss of $2,361,175 on oil sales of $1,823,276 in the fiscal year ended June 30, 2000.

This reflects a decrease in revenues for the year ended June 30, 2002 over the year ended June 30, 2001 and 2000 of approximately forty-one percent (41%).

The decreases noted above resulted from the decreases in barrels of oil sold and the sale of those barrels at prices which were significantly lower than those received during fiscal 2001. The average price per barrel of oil sold by the Company in the fiscal years ending June 30, 2001 and 2000 was $29.11 and 24.91, respectively, as compared to $21.83 per barrel in the fiscal year ending June 30, 2002. The drop in average prices by twenty-five percent (25%) and the reduction in available working capital resources for drilling of new wells and reworking of existing wells are, taken together, directly responsible for the forty one percent (41%) decrease in production revenues for the current year.

 Lease operating costs incurred during the years ended June 30, 2002, 2001, and 2000 were $507,382, $811,757, and $592,502 respectively.

Depreciation and amortization expense incurred during the years ended June 30, 2002, 2001, and 2000 was $645,582, $6,389,705, and $1,249,879 respectively. The fluctuation in these accounts is a direct result of the drilling of dry holes incurred in the Pakistan cost center which, upon dry hole determination, are included in the amortization base of that cost center. As there are currently no proven reserves in this cost center, the cost of these dry holes are immediately written off.

OTHER INCOME AND EXPENSES

Interest income earned during the years ended June 30, 2002, 2001, and 2000 was $15,738, $15,466, and $5,850 respectively.

Interest expense incurred during the years ended June 30, 2002, 2001, and 2000 was $488,432, $229,887, and $123,800, respectively. The significant increase in interest expense which began during the year ended June 30, 2001 is a direct result of $1,500,000 note payable financing agreement entered into by the Company during the year ended June 30, 2000.

During the year ended June 30, 2000 the Company incurred debt issue costs in the amount of $846,992 of which $798,372 was related to the cost of warrants to the Debtor.

NET INCOME

The Company, with the inclusion of other income, foreign and domestic administrative expenses, asset impairment loss, and including interest, reported a net loss of $2,538,248 in the fiscal year ended June 30, 2002, versus a net loss of $13,274,092 in the prior fiscal year ended June 30, 2001 and a net loss of $2,361,175 for the year ended June 30, 2000.

Total Assets/Shareholder's Equity

In the fiscal year ended June 30, 2002, Total Assets of the Company increased to $16,493,866, In the year ended June 30, 2001, Total Assets were $16,434,452.

Net Shareholders Equity decreased to $9,535,016 as of June 30, 2002, from $11,027,264 as of June 30, 2002.


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

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. The prices realized are primarily driven by prevailing domestic prices for crude oil. Historically, these prices have been volatile and unpredictable. Pricing volatility is expected to continue. Oil prices we received during the fiscal year ranged from a monthly low of $17.22 per barrel to a monthly high of $25.40 per barrel. A significant decline in the price of oil could have a material adverse effect on our financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary financial data, which begins on page F-1, are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Name                     Age      Position


        William M. Aber, Jr.     58       President, CEO and Chairman of the
                                          Board of Directors

        Dean C. Smith            55       Chief Financial Officer and
                                          Secretary

        George Sagredos          46       Director

        Iftikar Zahid                     Director


WILLIAM M. ABER, JR.
PRESIDENT, CEO AND CHAIRMAN OF THE BOARD OF DIRECTORS

William M. Aber, Jr. was appointed to the Board and as Vice President and Chief Executive Officer on June 27, 2001. In January 2002, Mr. Aber was appointed President and Chairman of the Board. Mr. Aber is co-founder, President and Chairman of the Board of several oil and gas related companies in Houston, Texas. He holds a Masters Degree in physics from Sam Houston State University. He has previously worked for Getty Oil Company and Strata Energy where he gained valuable domestic exploration experience. Since 1987, Mr. Aber has been involved in oil and gas exploration worldwide. Mr. Aber has served as an exploration advisor and consultant to Hycarbex-American Energy, Inc. since 1997.

DEAN C. SMITH
CHIEF FINANCIAL OFFICER AND SECRETARY

Dean C. Smith was appointed Chief Financial Officer on June 27, 2001. In May 2002, Mr. Smith was appointed Secretary of the Company. Mr. Smith is Treasurer and sits on the Board of an oil and gas consulting firm and an oil and gas investment group in Houston, Texas. He completed his education at Centenary College of Louisiana and Northwestern University of Louisiana. He has been actively involved in the oil and gas industry for 14 years.

SECTION 16(A) COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file periodic reports with the SEC reporting their direct and indirect ownership and changes in ownership of our securities. To the best of our knowledge, all Section 16(a) requirements have been complied with during the year ending June 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table:


ANNUAL COMPENSATION                          LONG TERM COMPENSATION
-------------------                          ----------------------
                                                        AWARDS                PAYOUTS
                                                        OTHER                 --------
NAMEE AND                                               ANNUAL                           SECURITIES
PRINCIPAL                                               COMPEN-       RESTRICTED          UNDERLYING       LTIP
POSITION           YEAR        SALARY(L)     BONUS      SATION          STOCK               AWARDS
----------        -------     -----------   -------   -----------    -------------      --------------    --------
               OPTIONS/SARS     PAYOUTS
               ------------    ---------
W.M. Aber, Jr.     2002      $ 60,000.00     -0-         -0-             -0-                 -0-            -0-
CEO

Dean Smith         2002      $48,000.00      -0-         -0-             -0-                 -0-            -0-
CFO

Linda              2002      $33,100.00      -0-         -0-             -0-                 -0-            -0-
Gann*
Secretary


Ms. Gann left the Company on April 30, 2002.

NOTE: The composition of management is currently the subject of litigation in proceedings titled No. 2002-11247; Georg von Canal vs. The American Energy Group, Ltd. and William Aber, 270th Judicial District Court, Harris County, Texas. See Item 3-Legal Proceedings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has two classes of voting equity securities, Common and Convertible Preferred, which are combined to accumulate the total voting shares of the Company.

The following table sets forth certain information as of October 15, 2002, with respect to the beneficial ownership of shares of common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                             NUMBER       PERCENT
NAME                            TYPE       OF SHARES      OF CLASS

CURRENT OFFICERS AND DIRECTORS

William M. Aber               Common        908,910         1.5%

Dean C. Smith                 Common        401,250         0.7%

George Sagredos               Common        600,000         0.9%

Iftikar Zahid                 Common        255,000         0.3%

All current officers and
Directors as a group
(four persons)                Common      2,165,160         3.3%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year, we entered into a Purchase and Sale Agreement with Zaber Investments, L.L.C. under which we sold a ten percent (10%) interest in the Texas-based oil and gas leases and wells for $300,000. The proceeds of this sale were utilized to pay the discounted loan settlement to Northern Lights Energy, Ltd., so that we could regain control of operations from Northern Lights Energy, Ltd. Zaber Investments, L.L.C. is controlled by William Aber and Michael Zabransky. During the fiscal year, Zaber Investments, L.L.C. did not receive its ten percent (10%) share of production aggregating $64,000 and permitted the Company to use these proceeds for operating capital.

In January, 2002, we entered into an agreement with the WVZC Partnership, which is comprised of Georg von Canal, Manfield Welser, Charles Valceschini and Hooman Zadeh, to convert the partnership's note in the amount of $1,094,290 to 2,544,768 shares of stock, or a conversion rate of $0.43 per share. This transaction was reversed and the note balance reinstated in April, 2002, in order to make the 2,544,768 shares available for a proposed investment by Vivus Beteilgungs Aktiengesellschaft which was scheduled to close in April. The Vivus investment transaction was not consummated by Vivus and was subsequently cancelled.

PART IV

14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)   EXHIBITS
            The Financial Statement Schedules required herein are included as set forth as Exhibit A and beginning on page F-1

      (B) (99) 99.1 WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

  None.


SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2002.


/s/William M. Aber, Jr.
President, Chairman of the Board

/s/Dean C. Smith
Chief Financial Officer



-------------------------------------------------------------------------------

                        THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                 C O N T E N T S



Independent Auditors' Reports............................................... F-3

Consolidated Balance Sheets................................................. F-5

Consolidated Statements of Operations....................................... F-7

Consolidated Statements of Stockholders' Equity............................. F-8

Consolidated Statements of Cash Flows...................................... F-11

Notes to the Consolidated Financial Statements............................. F-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2001 and for the years ended June 30, 2001 and 2000 were audited by other auditors whose report, dated October 8, 2001, expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and their cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. As discussed in Note 1 to the consolidated financial statements, the Companies has suffered recurring losses to date, has negative cash flows from operations and have been placed into involuntary bankruptcy. These factors raise substantial doubt about their ability to continue as going concerns. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Chisholm & Associates
North Salt Lake, Utah
September 6, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2001 and the consolidated results of their operations and their cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company have suffered recurring losses to date, have negative cash flows from operations and have been placed into involuntary bankruptcy. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


HJ & Associates, LLC
Salt Lake City, Utah
October 8, 2001

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------


                                                                                          JUNE 30,
                                                                           -------------------------------------
                                                                                   2002                2001
                                                                           ------------------  -----------------
CURRENT ASSETS
   Cash (Note 1)                                                           $          210,481  $         923,831
   Restricted cash (Note 1)                                                         1,108,107                  -
   Receivables                                                                         87,360            104,108
   Other current assets                                                                15,022             16,075
                                                                           ------------------  -----------------

     Total Current Assets                                                           1,420,970          1,044,014
                                                                           ------------------  -----------------

OIL AND GAS PROPERTIES USING
   FULL COST ACCOUNTING (Notes 1 and 2)

   Properties being amortized                                                      17,088,619         16,687,542
   Properties not subject to amortization                                                   -                  -

   Accumulated amortization                                                        (2,152,881)        (1,515,171)
                                                                           ------------------  -----------------

     Net Oil and Gas Properties                                                    14,935,738         15,172,371
                                                                           ------------------  -----------------

OTHER PROPERTY AND EQUIPMENT (Note 1)

   Drilling and related equipment                                                     405,564            387,267
   Vehicles                                                                           113,590            139,801
   Office equipment                                                                    52,835             52,835
   Accumulated depreciation                                                          (443,330)          (417,456)
                                                                           ------------------  -----------------

     Net Other Property and Equipment                                                 128,659            162,447
                                                                           ------------------  -----------------

OTHER ASSETS

   Debt issuance costs, net (Note 1)                                                        -             48,620

   Investments                                                                              8              1,900
   Deposits                                                                             8,491              5,100
                                                                           ------------------  -----------------

     Total Other Assets                                                                 8,499             55,620
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $       16,493,866  $      16,434,452
                                                                           ==================  =================

       The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                          JUNE 30,
                                                                           -------------------------------------
                                                                                   2002                2001
                                                                           ------------------  -----------------
CURRENT LIABILITIES

   Accounts payable                                                        $        1,065,971  $       1,729,235
   Accrued liabilities                                                                957,184            649,557
   Deposit payable (Note 2)                                                                 -            483,080
   Current portion of capital lease obligations (Note 4)                                1,405              1,280
   Current portion of notes payable and long-term
     debt (Note 3)                                                                  3,840,000          1,448,117
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      5,864,560          4,311,269
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Notes payable and long-term debt (Note 3)                                        4,934,290          2,542,407
   Capital lease obligations (Note 4)                                                       -              1,629
   Less: Current portion of notes payable and long-term
     debt (Note 3)                                                                 (3,840,000)        (1,448,117)
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                    1,094,290          1,095,919
                                                                           ------------------  -----------------

     Total Liabilities                                                              6,958,850          5,407,188
                                                                           ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 7)

   Convertible voting preferred stock; par value $0.001 per share; authorized
    15,000,000 shares; 41,499 and 41,499 shares issued and outstanding,
    respectively                                                                           42                 42
   Common stock; par value $0.001 per share;
    authorized 80,000,000 shares; 66,318,037 and
    59,991,665 shares issued and outstanding,
    respectively                                                                       66,318             59,992
   Capital in excess of par value                                                  37,763,777         36,724,103
   Accumulated deficit                                                            (28,295,121)       (25,756,873)
                                                                           ------------------  -----------------

     Total Stockholders' Equity                                                     9,535,016         11,027,264
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       16,493,866  $      16,434,452
                                                                           ==================  =================

       The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations



For the Years Ended

                                                                               JUNE 30,
                                                   ------------------------------------------------------------
                                                           2002                  2001                 2000
                                                   -------------------   -------------------   ----------------
REVENUE

   Oil and gas sales                               $        1,051,358    $       1,806,335     $      1,823,276
                                                   ------------------    -----------------     ----------------

     Total Revenue                                          1,051,358            1,806,335            1,823,276
                                                   ------------------    -----------------     ----------------

EXPENSES

   Lease operating and production costs                       507,382              811,757              592,502
   Penalties                                                  636,500              540,000              270,002
   Legal and professional                                     321,909              336,597              414,308
   Depreciation and amortization expense                      645,582            6,389,705            1,249,879
   Warrant settlements (Note 6)                                     -            1,758,000                    -
   Other general and administrative                         1,217,980            4,965,120              690,756
                                                   ------------------    -----------------     ----------------

     Total Expenses                                         3,329,353           14,801,179            3,217,447
                                                   ------------------    -----------------     ----------------

NET OPERATING LOSS                                         (2,277,995)         (12,994,844)          (1,394,171)
                                                   ------------------    -----------------     ----------------

OTHER INCOME (EXPENSES)

   Gain on settlement of debt (Note 2)                        255,902                    -                    -
   Interest income                                             15,738               15,466                5,850
   Interest expense                                          (488,432)            (229,887)            (123,800)
   Debt issuance costs                                        (48,620)             (64,827)            (846,992)
   Other income                                                     -                    -                1,480
   Gain (loss) on sale of assets                                5,159                    -               (3,542)
                                                   ------------------    -----------------     ----------------

     Total Other Income (Expenses)                           (260,253)            (279,248)            (967,004)
                                                   ------------------    -----------------     ----------------

NET LOSS                                           $       (2,538,248)   $     (13,274,092)    $     (2,361,175)
                                                   ==================    =================     ----------------

BASIC LOSS PER COMMON SHARE                        $            (0.04)   $           (0.25)    $          (0.07)
                                                   ==================    =================     ================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                        65,006,780           52,566,109            33,653,953
                                                   ==================    =================     ================

       The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2002, 2001 and 2000


                                                                            CONVERTIBLE VOTING
                                                 COMMON STOCK                PREFERRED STOCK
                                        -----------------------------  -----------------------------    EXCESS OF     ACCUMULATED
                                            SHARES          AMOUNT         SHARES          AMOUNT       PAR VALUE       DEFICIT
                                        --------------   ------------  --------------   ------------   -----------   -------------

Balance, June 30, 1999                      32,878,388   $     32,878         101,995   $        102   $23,809,480   $ (10,121,606)

Preferred stock issued for cash
   at $1.00 per share                                -              -         400,000            400       399,600               -

Common stock issued for cash
   at $0.75 per share                          133,334            134               -              -        99,866               -

Common stock issued upon
   conversion of preferred shares            1,702,500          1,702        (460,496)          (460)       (1,242)              -

Common stock issued in
   satisfaction of penalty fee at
   an average price of $0.46 per
   share (Note 3)                              583,659            584               -               -      269,418               -

Offering costs related to sale of
   preferred stock                                   -              -               -               -      (58,933)              -

Additional expense recorded upon
   granting of warrants                              -              -               -               -      884,880               -

Net (loss) for the year ended
   June 30, 2000                                     -              -               -               -            -      (2,361,175)
                                        --------------   ------------  --------------   ------------   -----------   -------------

Balance, June 30, 2000                      35,297,881         35,298          41,499              42   25,403,069     (12,482,781)
Common stock issued for cash
   and warrants at $0.30 per share          13,780,083         13,780               -               -    4,120,245               -

Common stock issued in
   satisfaction of penalty fee at
   an average price of $0.51 per
   share (Notes 3 and 6)                       711,740            712               -               -      359,288               -

Common stock issued upon
   retirement of warrants at $0.80
   per share (Note 6)                        2,197,500          2,197               -               -    1,755,803               -

Common stock issued to
   directors for services and
   expenses at an average price
   of $0.43 per share                        6,050,000          6,050               -               -    2,607,948               -

Common stock issued in
   conversion of debt at an
   average price of $0.40 per
   share                                     1,293,661          1,294               -               -      520,392               -


        The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2002, 2001 and 2000
                                   (Continued)


                                                                            CONVERTIBLE VOTING
                                                 COMMON STOCK                PREFERRED STOCK
                                        -----------------------------  -----------------------------    EXCESS OF     ACCUMULATED
                                            SHARES          AMOUNT         SHARES          AMOUNT       PAR VALUE       DEFICIT
                                        --------------   ------------  --------------   ------------   -----------   -------------

Common stock issued for
   services rendered at an average
   price of $0.43 per share                    457,500   $        457               -   $          -   $   198,143   $           -

Common stock issued in conversion
   of debt and services at $0.66
   per share                                 4,692,746          4,693               -              -     3,092,518               -

Common stock canceled pursuant
   to court decree (Note 6)                   (321,146)          (321)              -              -       235,321               -

Common stock repurchased and
   canceled (Note 6)                        (4,168,300)        (4,168)              -              -    (1,090,122)              -

Offering costs related to sale of
   common stock                                      -              -               -              -      (478,502)              -

Net (loss) for the year ended
   June 30, 2001                                     -              -               -              -             -     (13,274,092)
                                        --------------   ------------  --------------   ------------   -----------   -------------

Balance, June 30, 2001                      59,991,665         59,992          41,499             42    36,724,103     (25,756,873)

Common stock issued to officers for
   services rendered at an average price
   of $0.24 per share                          950,000            950               -              -       230,050               -

Common stock issued for services
  rendered at an average price of
  $0.20 per share                              250,000            250               -              -        49,750               -

Common stock re-issued for shares
   previously canceled in error at
   $0.00 per share                              40,750             41               -              -           (41)              -

Common stock issued in satisfaction
   of penalty fee at an average price
   of $0.17 per share (Notes 3 and 6)        4,085,622          4,085               -              -       670,915               -

Common stock issued as additional
   interest on a note payable at
   $0.25 per share                           1,000,000          1,000               -              -       249,000               -

Common stock issued in conversion of
   debt at $0.43 per share (Note 6)          2,544,768          2,545               -              -     1,091,745               -


        The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2002, 2001 and 2000
                                   (Continued)


                                                                            CONVERTIBLE VOTING
                                                 COMMON STOCK                PREFERRED STOCK
                                        -----------------------------  -----------------------------    EXCESS OF     ACCUMULATED
                                            SHARES          AMOUNT         SHARES          AMOUNT       PAR VALUE       DEFICIT
                                        --------------   ------------  --------------   ------------   -----------   -------------

Common stock issued in conversion of
   debt at $0.10 per share (Note 6)          6,400,000   $      6,400               -   $          -   $   633,600   $           -
Repurchase of common stock
   previously issued (Note 6)               (8,944,768)        (8,945)              -              -    (1,885,345)              -

Net (loss) for the year ended
   June 30, 2002                                     -              -               -              -             -      (2,538,248)
                                        --------------   ------------  --------------   ------------   -----------   -------------

Balance, June 30, 2002                      66,318,037   $     66,318          41,499   $         42   $37,763,777    $(28,295,121)
                                        ==============   ============  ==============   ============   ===========    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                  FOR THE YEARS ENDED
                                                                                       JUNE 30,
                                                            -------------------------------------------------------------
                                                                   2002                  2001                  2000
                                                            -----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $      (2,538,248)    $     (13,274,092)    $      (2,361,175)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                    686,685             6,436,152             1,300,997
     Less amount capitalized to oil and gas properties                (41,103)              (46,447)              (51,118)
     Common stock issued for services rendered                        281,000             5,909,809                     -
     Common stock issued for penalty fee                              540,000                     -                     -
     Common stock issued for retirement of warrants                         -             1,758,000                     -
     Common stock issued for interest                                 250,000                     -                     -
     Amortization of note payable discount                            120,000               174,843                     -
     (Gain) loss on sale of asset                                      (7,051)                    -                 3,542
     Additional expense for warrants                                        -                     -               884,880
     (Gain) loss on investment                                          1,892                     -               (1,480)
     Gain on settlement of debt                                      (255,902)                    -
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                16,748                59,839               (90,781)
     (Increase) decrease in receivables-related party                       -                     -                 1,626
     (Increase) decrease in other current assets                        1,053                 3,585                (6,058)
     (Increase) decrease in other assets                               48,620                64,827              (113,447)
     (Increase) decrease in deposits                                   (3,391)                    -                     -
     Increase (decrease) in accounts payable                         (643,559)              963,584               (11,815)
     Increase (decrease) in accrued liabilities and
      other current liabilities                                       157,627              (264,692)            1,567,725
                                                            -----------------     -----------------     -----------------

       Net Cash Provided (Used) by Operating Activities            (1,385,629)            1,785,408             1,122,896
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of assets                                                     295,000                     -                10,000
   Expenditures for oil and gas property development                 (644,974)           (5,717,022)           (2,730,795)
   Expenditures for other property and equipment                      (18,136)               (2,589)               (9,327)
                                                            -----------------     -----------------     -----------------

       Net Cash (Used) by Investing Activities                       (368,110)           (5,719,611)           (2,730,122)
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable and long-term
    liabilities                                                     2,150,000                   -               1,740,000

   Proceeds from issuance of preferred and
    common stock                                                          -               4,134,025               500,000

   Expenditures for offering costs                                        -                (478,502)              (58,933)

   Payments on notes payable and long-term
    liabilities                                                        (1,504)             (142,002)             (425,894)
                                                            -----------------     -----------------     -----------------

       Net Cash Provided by Financing Activities                    2,148,496             3,513,521             1,755,173
                                                            -----------------     -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                       394,757              (420,682)              147,947

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                              923,831             1,344,513             1,196,566
                                                            -----------------     -----------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $       1,318,588     $         923,831     $       1,344,513
                                                            =================     =================     =================

        The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                                                  FOR THE YEARS ENDED
                                                                                       JUNE 30,
                                                            -------------------------------------------------------------
                                                                   2002                  2001                  2000
                                                            -----------------     -----------------     -----------------
CASH PAID FOR:

   Interest                                                 $          14,095     $           9,601     $           3,800
   Income taxes                                             $               -     $               -                     -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued to retire notes payable,
     accounts payable and accrued liabilities               $               -     $         756,686     $               -
   Notes payable and capital lease obligations
     for acquisition of other property and equipment        $               -     $           3,901     $               -
   Common stock issued in satisfaction of accrued
     penalty fees                                           $         135,000     $         360,000     $         270,002
   Common stock issued for services rendered                $         260,000     $       5,909,809     $               -
   Common stock repurchased for note payable                $         160,000     $       1,094,290     $               -


        The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

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

              The American Energy Group, Ltd., The American Energy Operating Corp. and Hycarbex-American Energy, Inc. are the only operating entities at June 30, 2002. Management is likely going to pursue dissolution of the remaining subsidiary companies in the near future since most of the existing charters on these subsidiaries have now been revoked.

              The Company and its subsidiaries (the Companies) are principally in the business of acquisition, exploration, development and production of oil and gas properties.

              b.  Going Concern

              The accompanying consolidated financial statements have been prepared assuming the Companies will continue as going concerns. The Companies have experienced recurring losses and negative cash flows from operations. As discussed in Note 8, the Companies have been placed into involuntary bankruptcy by three creditors. Management of the Companies is vigorously trying to reverse the order but the trial has been postponed until February 2003. These factors raise substantial doubt about the Companies' ability to continue as going concerns.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              b.  Going Concern (Continued)

              The recovery of assets and continuation of future operations are dependent upon the Companies' ability to obtain additional debt or equity financing, and their ability to generate revenues sufficient to continue pursuing their business purpose. Management is actively pursuing additional equity and debt financing sources to finance future operations and anticipates a significant increase in production and revenues from oil and gas production during the coming year only if significant additional financing can be procured in the near term. It is also uncertain as to the outcome of the involuntary bankruptcy. Until the involuntary bankruptcy is resolved, no adjustment to the consolidated financial statements has been recorded.

              c. Accounting Methods

              The Companies' consolidated financial statements are prepared using the accrual method of accounting. The Companies' have elected a June 30 year-end.

              Oil and Gas Properties-

              The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended June 30, 2002 and 2001 was $0 and $10,000, respectively. In addition, depreciation capitalized during the years ended June 30, 2002 and 2001 totaled $41,103 and $46,447, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2002, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $637,710 and $6,372,414 has been recognized in the accompanying consolidated financial statements for the years ended June 30, 2002 and 2001, respectively, on proved and impaired or abandoned oil and gas properties.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

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

              f. Property and Equipment and Depreciation

              Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2002, 2001 and 2000, the Companies incurred total depreciation of $48,975, $63,738 and $77,831, respectively.

              In accordance with full cost accounting, $41,103, $46,447 and $51,118 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 2002, 2001 and 2000, respectively, as previously discussed.

              g. Basic Loss Per Share of Common Stock


                                                   FOR THE YEARS ENDED
                                                         JUNE 30,
                                            -----------------------------------
                                                  2002               2001
                                            ----------------   ----------------

              Loss (numerator)              $     (2,538,248)  $    (13,274,092)

              Shares (denominator)                65,006,780         52,566,109
                                            ----------------   ----------------

              Per share amount              $          (0.04)  $          (0.25)
                                            ================   ================


              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h. Concentrations of Risk

              From time to time, the cash balances in the Companies U.S. bank accounts exceed Federally insured limits. In addition, the Company had balances held in Pakistan banks that are not federally insured. The balances of $1,240,282 and $833,098 as of June 30, 2002 and 2001, respectively, held in Pakistan are subject to potential risks based on government intervention.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              k.  Debt Issuance Costs

              In connection with the receipt of a $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortized these costs over the term of the note payable (2.5 years) as follows:


                                                         JUNE 30,
                                            -----------------------------------
                                                  2002              2001
                                            ----------------   ----------------
              Total costs incurred          $        162,067   $        162,067

              Accumulated amortization              (162,067)          (113,447)
                                            ----------------   ----------------

              Net Debt Issuance Costs       $              -   $         48,620
                                            ================   ================


              l.  Long Lived Assets

              All long lived assets are evaluated for impairment per SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

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

              m.  Recent Accounting Pronouncements

              In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), entitled "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization. An initial impairment analysis is required as of the date of adoption and any resulting impairment loss is recognized as the effect of a change in accounting principle.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              m.  Recent Accounting Pronouncements (Continued)

              In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 31, 2001 and generally, is to be applied prospectively.

              In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Adoption of SFAS 145 had no impact on the Company's financial condition or cash flow.

              In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (SFAS 146"), "Accounting for Cost Associated with Exit or Disposal Activities for Certain Employee Termination Benefits." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002.

              n.  Equity Securities

              Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

              o.  Restricted Cash

              The Company is required under the concession agreement discussed in Note 2 to commit $2,400,000 over the next three years to explore and test the concession. As of June 30, 2002, $1,108,107 was on deposit with the bank in Pakistan that is to be used for these purposes, which was classified as restricted cash in the accompanying consolidated balance sheet as of June 30, 2002.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              p.  Income Taxes

              At June 30, 2002, the Companies had net operating loss carryforwards of approximately $36,000,000 that may be offset against future taxable income from the year 2003 through 2022. No tax benefit has been reported in the June 30, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:


                                                                                     FOR THE YEARS ENDED
                                                                                           JUNE 30,
                                                                            --------------------------------------
                                                                                     2002               2001
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $          608,000  $        1,925,000
              Change in valuation allowance                                           (608,000)         (1,925,000)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================


              Deferred tax assets are comprised of the following:


                                                                                    FOR THE YEARS ENDED
                                                                                           JUNE 30,
                                                                            --------------------------------------
                                                                                     2002               2001
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $       13,680,000  $       13,072,000
              Valuation allowance                                                  (13,680,000)        (13,072,000)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 2 -      OIL AND GAS PROPERTIES

              At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 2002 and 2001, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years.

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

              At June 30, 1997, the Companies had been unable to satisfy this obligation and the financial guaranty bond securing the payment of the Drilling Investor Notes had not been enforced, although the Companies intended to satisfy this obligation. Most of the obligation was settled during the year ended June 30, 1998 by issuing 140,383 shares of common stock valued at $325,278. Accordingly, the value of the acquisition of these working interest has been included in the accompanying consolidated financial statements as part of the cost of oil and gas properties. The remaining liability of $38,117 was written off during the year ended June 30, 2002 and recorded as a gain on settlement of debt.

              On April 6, 1995, Hycarbex entered into a concession agreement with and was issued an exploration license by the President and the Federal Government of the Islamic Republic of Pakistan. This agreement and license related to an oil and gas property known as the "Jacobabad Block" (Block 2768-4) or the Pakistan concession and entitled Hycarbex to a 95% working interest in the property. The exploration license was originally issued for a period of three years which was subsequently extended for an additional year. During the first year Hycarbex expended the minimum required $26,000 for processing and interpreting data already available. In the second year which was included in the year ended June 30, 1997, Hycarbex performed the minimum seismic work, evaluating and interpreting the data from the work performed. As part of the agreement, Hycarbex was to drill one exploratory well prior to April 1998 to an agreed upon depth. During May 1998, the Company obtained preliminary results of its

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 2 -      OIL AND GAS PROPERTIES (Continued)

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 2 -      OIL AND GAS PROPERTIES (Continued)

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

              On May 9, 2000, the Companies entered into an Asset and Stock Purchase and Sale Agreement with Northern Lights Energy, Ltd. (Northern Lights) to sell the U.S. oil, gas and mineral leases, all related equipment to operate such leases, and 100% of the outstanding stock of the operating subsidiary, The American Energy Operating Corp., for a total of $4,000,000. As of June 30, 2000, a total of $750,000 of the $4,000,000 had been received by the Company which was originally recorded in the accompanying consolidated balance sheet as a deposit on the sale of assets. Northern Lights was unable to pay the remaining $3,250,000 pursuant to the agreement. Effective July 1, 2001, Northern Lights relinquished its purchase rights in the U.S. operations. During the year ended June 30, 2001, the Companies had repaid a portion of the $750,000 advance through royalty payments to Northern Lights, leaving a balance outstanding at June 30, 2001 of $483,080. On July 1, 2001, the Company finalized its settlement with Northern Lights Energy, Ltd. and Northern Lights relinquished its purchase rights in the U.S. operations. Northern Lights also accepted a negotiated sum of $285,000 as full payment of the remaining deposit owed resulting in a gain on settlement of debt of $198,080 for the year ended June 30, 2002.

              During the year ended June 30, 2002, the Company entered into a Purchase and Sale Agreement with Zaber Investments, LLC, a company controlled by an officer of the Company, to sell a 10% interest in certain operating wells and assets in the United States for $300,000. The proceeds of this agreement were used to make the settlement payment to Northern Lights, as mentioned above.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 3 -      NOTES PAYABLE AND LONG-TERM DEBT

              The following is a summary of notes payable and long-term debt as of June 30, 2002 and 2001:

                                                                                    2002              2001
                                                                                -------------    -------------

              10% note payable, due on demand, unsecured                        $      50,000    $           -

              Note payable to Company's former President,
               non-interest bearing, due on demand, unsecured.                         30,000           30,000

              Original issue discount note payable with a face value of
               $1,500,000 bearing no interest, originally due March 17, 2002, past due, secured by certain
               oil and gas properties (see note below)                              1,500,000        1,500,000

              Note payable to a partner in a related company, non-
               interest bearing, due January 2003, unsecured                        1,360,000                -

              7% note payable to a Director of the Company, due
               January 2003, unsecured                                                775,000                -

              10% note payable to an officer of the Company, due
               on demand, unsecured                                                    75,000                -

              10% note payable to an officer of the Company, due
               on demand, unsecured                                                    50,000                -

              Convertible subordinated promissory note due to a related company, interest at 6% per annum due annually on January 1, principal due
               April 30, 2011, convertible into shares of common stock at $0.43 per share, prepayment premiums of 1) 8% of principal balance if paid between 2nd and 5th anniversary date, 2) 5% of principal balance if paid between 6th and 8th anniversary date and 3) 2% of principal balance if paid after the 8th
               anniversary date.                                                    1,094,290        1,094,290

              7% notes payable, due September 15, 1995,
               secured by working interest in oil and gas properties                        -           38,117
                                                                                -------------    -------------

              Total notes payable and long-term debt                                4,934,290        2,662,407

              Less: unamortized discount                                                    -         (120,000)
                                                                                -------------    -------------

              Net notes payable and long-term debt                                  4,934,290        2,542,407
              Less: current portion                                                (3,840,000)      (1,448,117)
                                                                                -------------    -------------
              Long-Term Debt                                                    $   1,094,290    $   1,094,290
                                                                                =============    =============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 3 -      NOTES PAYABLE AND LONG-TERM DEBT (Continued)

              In connection with the $1,500,000 note payable, the Company originally agreed to arrange third party escrow of 2,000,000 free-trading shares of common stock to secure the Company's covenant to register the stock. If the shares were not registered within 90 days, the Company further agreed to pay a penalty of 3% of the face value of the note, in either common stock or cash for each full month the Registration Statement is not declared effective. Accordingly, the Company issued 4,085,622 and 711,740 shares of common stock valued at $675,000 and $360,000 as a result of this penalty fee for the years ended June 30, 2002 and 2001, respectively.

              On March 17, 2002, the outstanding $1,500,000 loan secured by a first lien on the Texas oil and gas leases matured. Negotiations to restructure the debt were conducted by management with the note holder, but the negotiations were unsuccessful in obtaining a long-term extension and renewal of the note. The note holder initiated legal proceedings to obtain foreclosure of the Texas-based oil and gas leases but the foreclosure did not go forward because on June 28, 2002, three other alleged creditors of the Company filed an Involuntary Petition for Bankruptcy. The bankruptcy proceedings had the effect of automatically preventing a foreclosure unless and until the Bankruptcy Court issues an order permitting the creditor to pursue its remedies under State law.

              On August 12, 2002, the Companies and the note holder entered into an agreement to forego foreclosure proceeding on the properties, conditional upon the note holder receiving certain prescribed payments thru October 2002. If the $1,500,000 is not paid by November 10, 2002, the note holder has the right to pursue all of his legal remedies with respect to the property in order to receive the full $1,500,000. The outcome of this proceeding is currently unknown.

              The following are the scheduled annual repayments of notes payable and long-term debt:


                       YEAR ENDING JUNE 30,
                       --------------------

                               2003                         $     3,840,000
                               2004                                       -
                               2005                                       -
                               2006                                       -
                               2007                                      -
                               2008 and thereafter                1,094,290
                                                            ---------------
                                                            $     4,934,290
                                                            ===============
=======================================================================================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

NOTE 4 -      CAPITAL LEASE OBLIGATIONS

              The Company entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease has a term of 36 months with a total monthly lease payment of $122.

              The following are the scheduled annual payments on the capital lease:


                       YEAR ENDING JUNE 30,
                       -------------------

                               2003                          $         1,464
                               2004                                        -
                               2005 and thereafter                         -
                                                             ---------------
              Total minimum lease commitments                          1,464
              Less: amount representing interest                         (59)
                                                             ---------------
              Total capital lease obligations                          1,405
              Less: current portion                                   (1,405)
                                                             ---------------
              Total Long-Term Capital Lease Obligations      $             -
                                                             ===============


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

              Under the conversion privileges of these shares, the holder may elect to convert 20% of the Convertible Voting Preferred Stock prior to September 30, 1995 and an additional 20% every year thereafter until September 30, 1999. The right to convert shall terminate if not exercised before September 30, 1999. At June 30, 2002, the remaining 41,499 preferred shares are no longer convertible. The Company has the right to redeem these shares for $0.50 per share. Each share of this Convertible Voting Preferred Stock shall be entitled to one shareholder vote. These 2,074,521, shares were issued pursuant to the acquisition by the Company of Simmons Oil Company, Inc. and its subsidiaries. One share of Convertible Voting Preferred Stock was issued for every four shares of common stock of Simmons Oil Company, Inc.

              During the year ended June 30, 2000, holders of shares of the Convertible Voting Preferred Stock elected to convert their shares into common stock of the Company in accordance with the conversion provisions. Accordingly, 60,496 shares of convertible voting preferred stock were converted into 302,500 shares of the Company's common stock in 2000. (Note 6).

              During the year ended June 30, 2000, the Company issued
              400,000 Series F Convertible Preferred Shares for total proceeds of $400,000. These 400,000 preferred shares were later converted into 1,400,000 shares of common stock at a conversion ratio of
              3.5 common shares.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

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

              During the year ended June 30, 2001, the Company issued 13,780,083 shares of common stock and 946,929 warrants for $0.30 per share for a total of $4,134,025. Offering costs of $478,502 were paid or accrued related to the 13,780,083 shares issued. As discussed in
              Note 3, the Company issued 4,085,622 and 711,740 shares of common stock valued at $675,000 and $360,000 as a result of a penalty fee related to a late registration filing for certain shares of stock.

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

              During the year ended June 30, 2001, the Company also converted 4,168,300 shares of common stock owned by certain officers of the Company to a convertible subordinated promissory note in the amount of $1,094,290 (Note 3), bearing interest at 6% per annum. The promissory note is convertible into common shares of the Company at a conversion rate of $0.43 per share, adjusted accordingly for any stock splits or dividends effected by the Company subsequent to the original issued date of the note.

              During July 2001, the Company issued 200,000 and 250,000 shares of previously authorized but unissued common stock for services rendered to officers valued at $46,000 and $60,000, respectively.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000

NOTE 6 - COMMON STOCK (Continued)

              During August 2001, the Company issued 100,000 shares of previously authorized but unissued common stock for services rendered, valued at $29,000.

              During August 2001, the Company reissued 40,750 shares of common stock for shares previously canceled in error in a previous year. The original cancellation was recorded at a zero value, thus the reissuance is being recorded at the same value.

              During August 2001, the Company issued 500,000 shares of previously authorized but unissued common stock for services rendered to officers, valued at $125,000.

              During October 2001, the Company issued 150,000 shares of previously authorized but unissued common stock for services rendered, valued at $21,000.

              During December 2001 and May 2002, the Company issued 2,607,299 and 1,478,323 shares of previously authorized but unissued common stock for conversion of penalties payable, valued at $450,000 and $225,000, respectively.

              During January 2002, the Company issued 1,000,000 shares of previously authorized but unissued common stock for interest payable, valued at $250,000.

              During January 2002, pursuant to two separate agreements, the Company issued 2,544,768 and 6,400,000 shares of previously authorized but unissued common stock to two separate creditors for notes payable, valued at $1,094,290 and $640,000 (or $0.43 and $0.10 per share), respectively. During April 2002, the Company canceled 2,544,768 of those previously issued shares in exchange for the original debt in order to make available a significant number of additional authorized shares of common stock for an investment transaction contracted with a German company which was originally scheduled to close in that month. Simultaneously with this cancellation, the Company also repurchased 6,400,000 shares of common stock for $800,000, which were previously issued for $640,000.

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

              Under the provisions of SFAS No. 123 for warrants granted to employees, the Company's net loss for the years ended June 30, 2002, 2001 and 2000 would have been unchanged from the reported net loss.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

              However, under the provisions of SFAS No. 123 for non-employees, the Company recorded additional expense of $-0-, $-0- and $884,880 the years ended June 30, 2002, 2001 and 2000 as a result of warrants granted to non-employees based upon the Black-Scholes pricing model. Under the Black-Scholes method, the U.S. treasury rate was used as the risk-free interest rate, the expected life of the warrants was 2 months to seven years, the volatility used was based upon the historical price per share of shares sold, and there were no expected dividends.

              A summary of the status of the Company's stock warrants as of June 30, 2002 and changes during the year ended June 30, 2002 are presented below:


                                                                                 WEIGHTED            WEIGHTED
                                                                                 AVERAGE             AVERAGE
                                                               STOCK             EXERCISE           GRANT DATE
                                                             WARRANTS             PRICE             FAIR VALUE
                                                        ------------------  ------------------  ------------------

              Outstanding, June 30, 2001                         3,876,929   $            1.31  $             0.16
                 Granted                                                 -                0.00                0.00
                 Expired/Canceled                                 (525,000)               0.92                0.00
                 Exercised                                               -                   -                   -
                                                        ------------------  ------------------  ------------------

              Outstanding, June 30, 2002                         3,351,929                1.37                0.17
                                                        ------------------  ------------------  ------------------

              Exercisable, June 30, 2002                         3,351,929  $             1.37  $             0.17
                                                        ==================  ==================  ==================

              The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2002;


                                         NUMBER OF SHARES             EXPIRATION DATE                EXERCISE PRICE
                                         ----------------             ---------------                --------------
                                                  150,000                 9/17/04                    $        0.360
                                                   50,000                 11/4/04                             2.310
                                                   80,000                 5/1/05                              1.250
                                                   80,000                 6/18/05                             3.970
                                                  168,530                 7/24/05                             0.360
                                                   28,166                 7/29/05                             0.360
                                                   25,000                 8/4/05                              4.000
                                                  187,333                 9/29/05                             0.360
                                                   22,500                 10/1/05                             0.360
                                                  135,000                 12/9/05                             4.030
                                                  390,400                 1/5/06                              0.360
                                                  450,000                 1/6/06                              3.000
                                                  185,000                 5/4/06                              1.560
                                                  125,000                 5/17/06                             1.500
                                                1,200,000                 12/27/06                            1.000
                                                   75,000                 2/14/07                             0.750
                                         ----------------
              Balance outstanding,
              June 30, 2002                    3,351,929
                                         =================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

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

              During the year ended June 30, 2002, 525,000 warrants expired. The total outstanding warrants at June 30, 2002 is 3,351,929.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              As discussed in Note 2, the Companies defaulted on the payment of the Drilling Investor Notes due and payable September 15, 1995 related to the acquisition of oil and gas leases in Harris County, Texas. These notes were secured by a financial guarantee bond, but there is no assurance that the bond can be enforced. During the year ended June 30, 2002, the balance payable of $38,117 was written off.

              The Company leases office space at a monthly cost of $3,391. The lease expires in August 2004. The future minimum lease payments are $40,692 and $6,782 for the years 2003 and 2004, respectively.

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

              On June 8, 2002, three alleged creditors placed the Company into involuntary bankruptcy under Chapter 7 of title II of the bankruptcy code. If an order for relief were to be entered into (ie, the Company failed to demonstrate that it had been placed into bankruptcy improperly), a Chapter 7 trustee would be appointed to liquidate the assets of the Company. The trial of the proprietary of the involuntary bankruptcy is scheduled for February 12, 2003. Additionally, the Company is seeking both actual and punitive damages as a counterclaim against the petitioning creditors for placing the Company into an involuntary bankruptcy. As of the audit report, the outcome of the involuntary bankruptcy is uncertain. No adjustments have been made to the financial statements for this uncertainty.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2002, 2001 and 2000


NOTE 8 -      COMMITMENTS AND CONTINGENCIES (Continued)

              The Companies are party to certain litigation and claims. The most significant are as follows:

              A Company former President filed suit against the Company and its current President seeking damages and an injunction from preventing his ouster as President and as a member of the Board of Directors based upon a shareholder vote in which a majority of shareholders voted for the removal of the former President as a director under an existing bylaw provision. The bylaw provision, which requires a simple majority vote to remove a director, is in conflict with the Nevada statute which requires the vote of two-thirds of the shareholders in order to remove a director. The matter was pending and the outcome not yet determined by the Court as of the date of this report.

              A separate former President and a former member of the Board of Directors filed suit against the Company to recover a stock certificate issued to him by the Company which was in the Company's possession and to recover a $30,000 loan to the Company and back salary and unreimbursed expenses. The matter is still pending and the outcome not yet determined by the Court as of the date of this report.

              A former employee filed suit against American Energy Operating Corp. seeking approximately $60,000 for alleged, unpaid services as an engineering consultant. Management of the Company is disputing the claim and intends on vigorously contesting the claim. The matter is pending and the outcome not yet determined by the Court as of the date of this report.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2002 and 2001


S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES


            (1)           Capitalized Costs Relating to
                         Oil and Gas Producing Activities


                                                                                                JUNE 30,
                                                                                  -------------------------------------
                                                                                         2002                2001
                                                                                  ----------------    -----------------

              Proved oil and gas producing properties and related
                lease and well equipment                                          $        704,333    $         439,785
              Accumulated depreciation and depletion                                      (637,710)            (690,864)
                                                                                  ----------------    -----------------

              Net Capitalized Costs                                               $         66,623    $        (251,079)
                                                                                  ================    =================


              (2)           Costs Incurred in Oil and Gas Property
                     Acquisition, Exploration, and Development Activities


                                                                                          FOR THE YEARS ENDED
                                                                                                JUNE 30,
                                                                                  -------------------------------------
                                                                                       2002                 2001
                                                                                  ----------------    -----------------
              Acquisition of Properties
                 Proved                                                           $              -    $               -
                 Unproved                                                                        -                    -
              Exploration Costs                                                                  -            3,549,675
              Development Costs                                                            704,333              439,785


              The Company does not have any investments accounted for by the equity method.

              (3)                Results of Operations for
                                   Producing Activities


                                                                                          FOR THE YEARS ENDED
                                                                                                JUNE 30,
                                                                                  -------------------------------------
                                                                                       2002                 2001
                                                                                  ----------------    -----------------
              Sales                                                               $      1,051,358    $       1,806,335
              Production costs                                                            (507,382)            (811,757)
              Depreciation and depletion                                                  (637,710)            (690,864)
                                                                                  ----------------    -----------------

              Results of operations for producing activities
              (excluding corporate overhead and interest costs)                   $        (93,734)   $         303,714
                                                                                  ================    =================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2002 and 2001



S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

            (4)                  Reserve Quantity Information


                                                                       OIL               GAS
                                                                       BBL               MCF
                                                                  --------------    --------------
              Proved developed and undeveloped reserves:

              Balance, June 30, 2001                                   2,615,577                 -

                10% of reserves sold during year                        (261,558)                -

                Change in estimates                                       32,240                 -

                Production                                               (48,160)                -
                                                                  --------------    --------------

              Balance, June 30, 2002                                   2,338,099                 -
                                                                  ==============    ==============



                                                                       OIL               GAS
                                                                       BBL               MCF
                                                                  --------------    --------------
              Proved developed reserves:

                Beginning of the year ended June 30, 2002                483,247                 -
                End of the year ended June 30, 2002                      439,845                 -


              During the year ended June 30, 2002, the Company had reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2002 and 2001

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (CONTINUED)

              (5)            Standardized Measure of Discounted
                              Future Net Cash Flows Relating to
                                 Proved Oil and Gas Reserves
                                         (Continued)

                                      At June 30, 2002


                                                                                          THE AMERICAN
                                                                                          ENERGY GROUP
                                                                                            LTD. AND
                                                                                          SUBSIDIARIES
                                                                                       ------------------
              Future cash inflows                                                      $       60,998,411
              Future production and development costs                                         (21,532,151)
                                                                                       ------------------
              Future net inflows before income taxes                                           39,466,260
              Future income tax expense                                                        (3,966,477)
                                                                                       ------------------
              Future net cash flows                                                            35,499,783
              10% interest held by related company                                             (2,099,072)
              10% annual discount for estimated timing of cash flows                          (14,509,059)
                                                                                       ------------------

              Standardized measure of discounted future net cash flows                 $       18,891,652
                                                                                       ==================


              The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Carl F. Pomeroy and Richard Alexander, registered professional engineers, of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

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