Form 10QSB
period 2002-09-30
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
    EXCHANGE ACT OF 1934


___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                         Commission file number: 0-22149

                         THE AMERICAN ENERGY GROUP, LTD.
             (Exact name of Registrant as specified in its charter)

                 Nevada                                   87-0448843
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  120 Post Road West
         Suite 202
Westport, Connecticut                                        06880
(Address of principal executive offices)                   (Zip code)

                                  203-222-7315
               (Registrant's telephone number including area code)
                           ___________________________

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, Par Value $.001 Per Share
                           ___________________________

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X__ No ___

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

  As of August 18, 2004, the number of Common shares outstanding was 23,280,456

      Transitional Small Business Issuer Format (Check one) Yes____ No____





                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                             PAGE

Item 1.           Financial Statements ................................... 3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation.................................... 10

Item 3.           Controls and Procedures................................. 12

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings....................................... 12

Item 2.           Changes in Securities................................... 12

Item 3.           Defaults Upon Senior Securities......................... 13

Item 4.           Submission of Matters to a Vote of Security Holders..... 13

Item 5.           Other Information....................................... 13

Item 6.           Exhibits and Reports on Form 8-K........................ 14


SIGNATURES................................................................ 14

                          PART I-FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             September 30, 2002   June 30, 2002
                                                 (Unaudited)        (Audited)
                                                 ------------      ------------

ASSETS

CURRENT ASSETS
        Cash                                     $    112,616      $    210,481
        Restricted Cash                             1,113,053         1,108,107
        Receivables
                                                       85,236            87,360
        Other current assets
                                                        5,679            15,022
                                                 ------------      ------------

        Total Current Assets                        1,316,584         1,420,970
                                                 ------------      ------------

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
        Properties being amortized                 17,150,291        17,088,619
        Accumulated amortization                   (2,311,012)       (2,152,881)
                                                 ------------      ------------

        Net Oil and Gas Properties                 14,839,279        14,935,738
                                                 ------------      ------------

PROPERTY AND EQUIPMENT
        Drilling and related equipment                405,566           405,564
        Vehicles                                      113,590           113,590
        Office equipment                               52,835            52,835
        Less: Accumulated depreciation               (455,641)         (443,330)
                                                 ------------      ------------

        Net Property and Equipment                    116,350           128,659
                                                 ------------      ------------

OTHER ASSETS
        Investments                                         8                 8
        Deposits and other assets                       8,491             8,491
                                                 ------------      ------------

        Total Other Assets                              8,499             8,499
                                                 ------------      ------------

TOTAL ASSETs                                     $ 16,280,712      $ 16,493,866
                                                 ============      ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                September 30, 2002 June 30, 2002
                                                    (Unaudited)      (Audited)
                                                ------------------ -------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts payable                            $  1,140,744    $  1,065,971
        Accrued liabilities                            1,142,774         957,184
        Capital lease obligations                          1,064           1,405
        Notes payable - current                        3,840,000       3,840,000
                                                    ------------    ------------
        Total Current Liabilities                      6,124,582       5,864,560
                                                    ------------    ------------
LONG-TERM LIABILITIES
        Notes payable and long-term debt               4,934,290       4,934,290
          Less current portion of notes payable
             and long-term debt                       (3,840,000)     (3,840,000)
                                                    ------------    ------------
        Total Long-Term Liabilities                    1,094,290       1,094,290
                                                    ------------    ------------
        Total Liabilities                              7,218,872       6,958,850
                                                    ------------    ------------
SHAREHOLDERS' EQUITY
        Convertible preferred stock par value
        $.001 per share authorized 20,000,000
        shares issued and outstanding
        At June 30, 2002:  41,500 shares
        At September 30, 2002:  41,500 shares
                                                              42              42
        Common stock, par value $.001
        per share, authorized: 80,000,000
        shares, issued and outstanding:
        At June 30, 2002:  66,318,037 shares
        At September 30, 2002:  66,318,037 shares         66,318          66,318

        Capital in excess of par
        value                                         37,763,777      37,763,777
        Accumulated deficit
                                                     (28,768,297)    (28,295,121)
                                                    ------------    ------------
        Net Shareholders' Equity                       9,061,840       9,535,016
                                                    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 16,280,712    $ 16,493,866
                                                    ============    ============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            Three Months Ended            Three Months Ended
                                               September 30,                 September 30,
                                                   2002                          2001
                                               (Unaudited)                   (Unaudited)
                                           ---------------------        -----------------------
REVENUES
        Oil and gas sales                       $ 278,342                    $ 334,083
        Lease operating and production costs       91,810                      293,830
                                                ---------                    ---------
           Gross Profit                           186,532                       40,253
                                                ---------                    ---------
OTHER EXPENSES
        Legal and professional fees               139,536                       89,411
        Administrative salaries                    67,369                       76,465
        Office overhead expense                    15,422                       15,882
        Depreciation and amortization expense     159,853                      178,528
        General and administrative expense        276,350                      275,783
                                                ---------                    ---------
           Total Other Expenses                   658,530                      636,069
                                                ---------                    ---------
NET OPERATING PROFIT (LOSS)                      (471,998)                    (595,816)
                                                ---------                    ---------
OTHER INCOME (EXPENSE)
        Interest income                             5,495                       23,741
        Interest expense                           (6,673)                    (147,057)
        Forgiveness of debt income                   --                        198,080
        Debt issuance costs                          --                        (16,207)
        Unrealized gain (loss) on investment         --                         (1,898)
        Gain on asset sales                          --                          7,051
                                                ---------                    ---------
           Net Other Income (Expenses)             (1,178)                      63,710
                                                ---------                    ---------
NET INCOME BEFORE TAX
        Federal Income Tax                       (473,176)                    (532,106)
                                                ---------                    ---------
NET INCOME (LOSS) FOR PERIOD                    $(473,176)                   $(532,106)
                                                =========                    =========

EARNINGS (LOSS) PER SHARE                       $   (0.01)                   $   (0.01)
                                                =========                    =========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Three months             Three months
                                                            ended                     ended
                                                         September 30,            September 30,
                                                             2002                     2001
                                                         (Unaudited)               (Unaudited)
                                                        -------------             -------------
Cash Flows from Operating Activities:
Net income (loss)                                       $  (473,176)                $  (532,106)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                             170,442                     188,546
  Less amount capitalized to oil & gas properties            (1,754)                     (7,051)
  Gain on asset sale                                           --                        (6,536)
  Common stock issued for services rendered                    --                       271,410
  Amortization of note payable discount                        --                        16,207
  Loss on investment                                           --                         1,898
  Forgiveness of debt income                                   --                      (198,080)
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                          2,124                        (827)
  (Increase) decrease in deposits and other assets             --                        (3,391)
  (Increase) decrease in other current assets                 9,343                       9,822
  Increase (decrease) in accounts payable                    74,773                    (481,303)
  Increase (decrease) in accrued expenses and
    Other current liabilities                               185,590                     161,485
                                                        -----------                 -----------
     Cash Provided by (Used in) Operating Activities        (32,658)                   (579,926)
                                                        -----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties                   (59,920)                   (179,966)
  Proceeds from the sale of assets                             --                        10,000
                                                        -----------                 -----------
     Cash Provided By (Used in) Investing Activities
                                                            (59,920)                   (169,966)
                                                        -----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable                                  --                     1,220,000
  Payments on notes payable and long-term liabilities          (341)                       (206)
                                                        -----------                 -----------
     Cash Provided By (Used in) Financing Activities           (341)                  1,219,794
                                                        -----------                 -----------
Net Increase (Decrease) in Cash                             (92,919)                    469,902

Cash and Cash Equivalents Beginning of Period             1,318,588                     923,831
                                                        -----------                 -----------
Cash and Cash Equivalents End of Period                 $ 1,225,669                 $ 1,393,733
                                                        ===========                 ===========



                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 30, 2002 THROUGH SEPTEMBER 30, 2002



                                                             Convertible Voting        Capital in
                                         Common Stock         Preferred Stock          Excess of     Accumulated
                            Shares           Amount        Shares         Amount       Par Value       Deficit
                          ------------   ------------  -------------   ------------   ------------   ------------
Balance,
June 30, 2002               66,318,037   $     66,318         41,499   $         42   $ 37,763,777   $(28,295,121)

Net income for
The three months  ended
September
30, 2002 (unaudited)              --             --             --             --             --         (473,176)
                          ------------   ------------   ------------   ------------   ------------   ------------

Balance,
September 30,
2002 (unaudited)            66,318,037   $     66,318         41,499   $         42   $ 37,763,777   $(28,768,297)
                          ============   ============   ============   ============   ============   ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and June 30, 2002


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited consolidated financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessary indicative of the operating results for the full years.


NOTE 2 -      SUBSEQUENT EVENTS

              On June 28, 2002, The American Energy Group, Ltd (Parent) was placed into involuntary bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. The proceeding was converted to a Chapter 11 proceeding on December 20, 2002. On September 3, 2003, the United States Bankruptcy Court confirmed the Second Amended Plan of Reorganization which became final on September 14, 2003. Under this Second Amended Plan of Reorganization, the pre-bankruptcy creditors were issued newly authorized shares of Common stock in exchange for their credit balances and all shares of stock issued and outstanding to pre-bankruptcy shareholders were cancelled. During the quarter ended March 31, 2004, the Company issued 20,972,278 shares in satisfaction of $4,924,298 of debt owed to its creditors.

              In  addition,  a secured  creditor of the Parent was sold  certain assets of the  Companies  including  but not  limited  to  certain leasehold properties, fixed assets and well related files applicable to the acquired properties. The assets were transferred to the creditor for $140,000 plus the discharge by the creditor of its deficiency claims remaining after the creditors foreclosure of the Companies' producing oil and gas leases totalling $1,500,000. During the quarter ended March 31, 2003, the Companies reported a loss of $6,969 related to the sale of these assets and a loss in the amount of $3,889,865 related to the discharge of the debt and related foreclosure on these assets.

              Subsequent to the date of these financial statements the Parent sold the stock of its wholly owned subsidiary, Hycarbex-American Energy, Inc. The Parent retained an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001 of the Yasin Exploration Block. During the quarter ended December 31, 2003, the Company reported a loss of $619,734 related to the disposition of this wholly-owned subsidiary. Subsequent to the date of these financial statements, the Parent and its remaining wholly-owned subsidiary, American Energy Operating Corp., have either abandoned or surrendered through the foreclosure discussed above, all of their leasehold properties with the exception of one lease in Galveston County, Texas.
              Furthermore, the retained Galveston County, Texas lease was ultimately written down to no value as the Companies did not conduct a reserve study, thus the ceiling limitations necessary to carry the capitalized costs were not obtained. During the quarter ended June 30, 2003, the Companies wrote off $154,149 of capitalized oil and gas costs related to the ceiling test limitation and $9,226,614 related to abandoned leasehold properties.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

     o The future results of drilling individual wells and other exploration and development activities;

     o Future variations in well performance as compared to initial test data;

     o    Future events that may result in the need for additional capital;

     o    Fluctuations in prices for oil and gas;

     o Future drilling and other exploration schedules and sequences for various wells and other activities;

     o Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;

     o    Our future ability to raise necessary operating capital.

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

Overview

         Prior to the Company's bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan overriding royalty interest and our Galveston, Texas interests and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business.

Results of Operations

         Our operations for the period ending September 30, 2002 reflected a net loss of $473,176 on revenues from oil and gas operations of $278,342. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. As a result of the loss of these cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.

Liquidity and Capital Resources

         Our lack of liquidity and adequate capital resources as well as the need for reorganization for the several successive reporting periods through the fiscal period ending June 30, 2002, were addressed in our bankruptcy proceedings. Since emerging from bankruptcy in 2004, we have been funded solely through the private sale of convertible debt securities totaling $550,000 pursuant to Second Amended Plan of Reorganization, which if such securities are converted, will increase the outstanding Common shares by 2,750,000 shares. This is our only current source of capital. On a going forward basis, we believe that we will have sufficient cash assets to meet our needs into the first calendar quarter of 2005, but the need for additional operating capital after that time will require an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

         In light of our current lack of revenue-generating business operations and our need to further capitalize future overhead, operations and growth, our viability as a going concern is uncertain. There can be no assurance that we will be successful in our efforts to improve the Company's financial position and to develop its assets.

Business Strategy and Prospects

         We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty three million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets. However, the Company does not currently enjoy a revenue stream from any business operation or asset. We must continue to raise operating capital through other means until a revenue stream is developed, if at all.

Pakistan Overriding Royalty

         The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have been encouraged by the technical data derived from the drilling and seismic activities. We believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest would likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues, if any, could be used by the Company for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by the Company because an overriding royalty interest is not subject to such costs. While successful production and favorable hydrocarbon prices are necessary for the overriding royalty interest to demonstrate real value, we are optimistic that the additional seismic and technical data generated by the Company prior to sale and further expanded and refined after the sale by Hydro Tur (Energy) Ltd. will enhance the chances of a commercial discovery by Hydro Tur (Energy) Ltd. Under the terms of the stock purchase agreement with the Company, Hydro Tur (Energy) Ltd. is required to commence its initial well prior to November 16, 2004. However, absent successful drilling by Hydro Tur (Energy) Ltd., the reserved overriding royalty interest is likely to have little or no value.

Galveston County, Texas Leases

         In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an "after-payout" 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We succeeded to the interests of Luck Petroleum Corporation as a result of the 1997 purchase from the bankruptcy trustee. With regard to the mid-range zones, our research to date has given rise to the belief that "payout" has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy. If we are correct, then we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. As indicated in this report, we have initiated a lawsuit against Smith Energy to establish these rights.

         The Smith Energy lawsuit does not pertain to the deep zones under the leases which were acquired from Luck Petroleum Corporation. Based upon our research, we believe that these zones have development potential. We are exploring the various opportunities to realize value from these deep rights, including potential sale. We have not yet determined the best course for these assets. These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date. We believe that we will be able to continue our research and conduct future negotiations toward a development path which best suits our goals and our cash flow position. We are compelled to focus on these efforts for the near term in order to generate additional working capital.

ITEM 3- CONTROLS AND PROCEDURES

          In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Report, found the disclosure controls and procedures to be effective. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Onthank.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         We had numerous prepetition suits by creditors based upon nonpayment for services and goods related to our Texas-based oil and gas activities, some of which resulted in judgments. Several of these creditors asserted claims in the bankruptcy proceedings which were commenced on June 28, 2002, and as a result, received Common Stock in satisfaction of their claims pursuant to the Second Amended Plan of Reorganization, which plan provided for cancellation of all outstanding securities and issuance of new Common Stock to the creditors.

         On January 22, 2004, we filed lawsuit in the United States Bankruptcy Court, Southern District of Texas, as an adversary proceeding against Smith Energy 1986-A Partnership, Smith Energy Company, Inc. and Howard Smith. The basis of the lawsuit is a claim for unpaid working interest proceeds claimed by The American Energy Group, Ltd. as the owner of a 15% "after payout" working interest in certain producing zones under our Galveston County, Texas assets. The basis of our claim is that payout may have actually been achieved resulting in a possible wrongful retention of revenues by the named defendants. If successful, we believe that we will recoup proceeds which should have been paid previously as well as obtain a revenue stream from future production from these zones. This lawsuit is pending as of the date of filing of this report.

ITEM 2-CHANGES IN SECURITIES

         Our Common Stock previously traded on the National Association of Securities Dealers Bulletin Board quotation system under the symbol "AMEL". Although an active trading market for our Common Stock existed prior to bankruptcy, currently our shares are not trading due to our failure to file the annual and quarterly reports for the periods ending September 30, 2002; December 31, 2002; March 31, 2003, June 30, 2003, September 30, 2003; December 31, 2003,
and March 31, 2004. These delinquent reports have been filed as of the date of this report. Additionally, our shares are not currently traded because the outstanding securities prior to bankruptcy were cancelled and new Common Stock issued solely to creditors, pursuant to the Second Amended Plan of Reorganization. Upon emergence from bankruptcy, we obtained a new CUSIP number and issued the new share certificates. The number of record holders of the Company's $0.001 par value Common Stock at August 18, 2004 was forty eight (48). Of the 23,280,456 shares outstanding, 4,500,000 are restricted shares and the balance are unrestricted shares.

         To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We did not submit any matters to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5-OTHER INFORMATION

Events Preceding Bankruptcy and During Bankruptcy

         During the quarter ended March 31, 2000, we announced our intention to sell our Texas oil and gas leases in order to focus our activities and resources toward the development of our Pakistan concession. On May 9, 2000, we entered into an agreement with Northern Lights Energy, Ltd. to sell our Texas oil and gas leases for $4,000,000 after considering the relative terms of a number of verbal and written offers from the interested parties. As a result of this contract to sell the assets for $4,000,000, we recorded a net loss on our books for the year ending June 30, 2000 of $12,283,248 based, in part, upon the deemed asset impairment loss of $11,643,262 recorded by us pursuant to SFAS 121 titled "Accounting for the Impairment of Long-Lived Assets". The asset loss calculation was based upon the difference between the four million dollar sale price and the value previously attributed to those assets on our books. Northern Lights Energy, Ltd. failed to consummate the transaction and we initiated litigation during the quarter commencing October 1, 2000, to cancel the contract, while simultaneously commencing efforts to market the oil and gas leases to alternative prospective purchasers. The Northern Lights Energy, Ltd. litigation was settled in 2001. As part of the settlement, we repaid to Northern Lights, a portion of the funds which Northern Lights had advanced toward the purchase price at the time of the May 2000 agreement and Northern Lights released all claims to the Texas-based oil and gas leases. The source of the repayment of the advance was Zaber Investments, L.L.C., a Texas based company owned by William Aber and Michael Zabransky. For providing these funds, Zaber Investments, L.L.C. was assigned a ten percent (10%) interest in all of the Texas-based leases and drilling equipment. Contemporaneously with this transaction, William Aber became a member of the Board of Directors and an officer of the Company and he served in those capacities until early in calendar 2003. Zaber Investments, L.L.C. reassigned its interests in the Galveston County oil and gas leases to the Company in calendar 2004.

         After settling the Northern Lights litigation, fervent efforts were made to sell the Texas-based producing oil and gas leases. In January 2002, Georg von Canal was purportedly removed from the Board by certain shareholders constituting a majority, as prescribed by the Company's bylaws, but which votes did not meet the two-thirds majority required by the Nevada corporate laws. In March 2002, Mr. von Canal filed a lawsuit seeking a judicial declaration as to his rightful management positions in the District Court of Harris County. In April, 2002, the Company entered into a sale agreement with a German concern, Vivus Beiteligungs-Aktiengesellschaft, which, if closed, would have resolved the operating capital deficiency and the management dispute. The purchaser failed to consummate the transaction and on June 28, 2002, the Company was placed in involuntary Chapter 7 bankruptcy by three (3) creditors, one of which subsequently withdrew and was replaced by Georg von Canal. This proceeding stayed the attempts by the first lien creditor to foreclose on the Texas oil and gas leases and was ultimately converted to a debtor-in-possession Chapter 11 bankruptcy in December 2002. At the request of Mr. von Canal, the Bankruptcy Court permitted the State District Court to proceed with the Georg von Canal lawsuit and on November 13, 2002, the State District Court granted Mr. von Canal's motion for summary judgment and reinstated his management positions.

         Thereafter, efforts continued to sell the Texas-based assets and/or to sell securities of the Company with the permission of the Bankruptcy Court. A contract was negotiated with Global Energy Group, AG, a Swiss company, during January and February 2003, the terms of which provided for convertible debt financing to the Company sufficient to discharge the first lien debt against the Texas oil and gas assets. The purchaser did not perform the contract and, as a result, the first lien lender foreclosed. These foreclosed assets could no longer be considered for reorganization purposes. Management proceeded to redirect its reorganization efforts to the remaining assets.

         In November 2003, the Company reached an agreement with Hydro Tur (Energy) Ltd. to sell to Hydro Tur all of the stock of Hycarbex-American Energy, Inc. in exchange for an 18% royalty and the commitment by Hydro Tur to drill a well by April 16, 2004. The agreement provided for the royalty to be reduced upon certain contingencies, including the failure of Hydro Tur to drill initially a successful discovery well and including the failure by the Company to perform its Second Amended Plan of Reorganization. By amendment dated February 16, 2004, these contingencies were removed in exchange for issuance to Hydro Tur of 1,500,000 restricted shares of Common Stock. The drilling obligation was likewise extended from April 16, 2004 to November 16, 2004.

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as Exhibits to this report:

                Exh. 31.1 - Certification by R. Pierce Onthank, President and acting chief financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

                Exh. 32.1 - Certification by R. Pierce Onthank, President and acting chief financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

         (b) No reports on Form 8-K were filed during the period ended September 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             THE AMERICAN ENERGY GROUP, LTD.
                      (REGISTRANT)


               By:/s/  R. Pierce Onthank
                       ---------------------------------------------------
                       R. Pierce Onthank, President, Secretary, Director and acting Chief Financial Officer


               By:/s/  Dr. Iftihhar Zahid
                       ---------------------------------------------------
                       Dr. Iftikhar Zahid, Director


DATED:   August 18, 2004


14