Form 10QSB
period 2002-12-31
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X__     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934
___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934

                For the quarterly period ended December 31, 2002

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

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                                            PAGE

Item 1.           Financial Statements..................................................  3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation.................................................. 10

Item 3.           Controls and Procedures............................................... 13

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings..................................................... 13

Item 2.           Changes in Securities................................................. 13

Item 3.           Defaults Upon Senior Securities....................................... 14

Item 4.           Submission of Matters to a Vote of Security Holders................... 14

Item 5.           Other Information..................................................... 14

Item 6.           Exhibits and Reports on Form 8-K...................................... 15


SIGNATURES.............................................................................. 15

                          PART I-FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           December 31, 2002 June 30, 2002
                                                                                                (Unaudited)   (Audited)
                                                                                              ------------- ------------

ASSETS

Current Assets
    Cash                                                                                           $28,513     $210,481
    Restricted Cash                                                                              1,113,053    1,108,107
    Receivables                                                                                          0       87,360
    Other current assets                                                                               200       15,022
                                                                                              ------------- ------------

    Total Current Assets                                                                         1,141,766    1,420,970
                                                                                              ------------- ------------

Oil and gas Properties Using
Full Cost Accounting
    Properties being amortized                                                                  17,152,044   17,088,619
    Accumulated amortization                                                                    (2,336,012)  (2,152,881)
                                                                                              ------------- ------------

    Net Oil and Gas Properties                                                                  14,816,032   14,935,738
                                                                                              ------------- ------------

Property and Equipment
    Drilling and related equipment                                                                 405,566      405,564
    Vehicles                                                                                       113,590      113,590
    Office equipment                                                                                52,835       52,835
    Less: Accumulated depreciation                                                                (459,149)    (443,330)
                                                                                              ------------- ------------

    Net Property and Equipment                                                                     112,842      128,659
                                                                                              ------------- ------------

Other Assets
    Investments                                                                                          8            8
    Deposits and other assets                                                                        8,491        8,491
                                                                                              ------------- ------------

    Total Other Assets                                                                               8,499        8,499
                                                                                              ------------- ------------

Total Assets                                                                                   $16,079,139  $16,493,866
                                                                                              ============= ============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           December 31, 2002  June 30, 2002
                                                                                                (Unaudited)    (Audited)
                                                                                             -------------- ------------

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
   Accounts payable                                                                             $1,159,915   $1,065,971
   Accrued liabilities                                                                           1,306,646      957,184
   Capital lease obligations                                                                           808        1,405
   Notes payable - current                                                                       3,840,000    3,840,000
                                                                                             -------------- ------------

   Total Current Liabilities                                                                     6,307,369    5,864,560
                                                                                             -------------- ------------

Long-Term Liabilities
   Notes payable and long-term debt                                                              4,984,290    4,934,290
     Less current portion of notes payable
        and long-term debt                                                                      (3,840,000)  (3,840,000)
                                                                                             -------------- ------------

   Total Long-Term Liabilities                                                                   1,144,290    1,094,290
                                                                                             -------------- ------------

   Total Liabilities                                                                             7,451,659    6,958,850
                                                                                             -------------- ------------

Shareholders' Equity
   Convertible preferred stock par value
   $.001 per share authorized 20,000,000
   shares issued and outstanding
   At June 30, 2002:  41,500 shares
   At December 31, 2002:  41,500 shares                                                                 42           42

   Common stock, par value $.001
   per share, authorized: 80,000,000
   shares, issued and outstanding:
   At June 30, 2002:  66,318,037 shares
   At December 31, 2002:  66,318,037 shares                                                         66,318       66,318

   Capital in excess of par value                                                               37,763,777   37,763,777


   Accumulated deficit                                                                         (29,202,657) (28,295,121)
                                                                                             -------------- ------------


   Net Shareholders' Equity                                                                      8,627,480    9,535,016
                                                                                             -------------- ------------

Total Liabilities and Shareholders' Equity                                                     $16,079,139  $16,493,866
                                                                                             ============== ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three Months  Three Months Six Months Six Months
                                                                           Ended       Ended        Ended      Ended
                                                                       December 31, December 31, December 31, December 31,
                                                                            2002       2001       2002        2001
                                                                         (Unaudited) (Unaudited)(Unaudited)(Unaudited)
                                                                         ---------------------------------------------
REVENUES
 Oil and gas sales                                                            $58,559   $214,254   $336,901    $548,337
 Lease operating and production costs                                         114,026    163,444    205,836     457,274
                                                                           ---------------------------------------------

    Gross Profit (Loss)                                                       (55,467)    50,810    131,065      91,063
                                                                           ---------------------------------------------

OTHER EXPENSES
 Legal and professional fees                                                   54,604     45,968    194,140     135,379
 Administrative salaries                                                       65,141     52,818    132,510     129,283
 Office overhead expense                                                       20,807     14,714     36,229      30,596
 Depreciation and amortization expense                                         26,754    207,558    186,607     386,086
 General and administrative expense                                           144,259     65,706    420,609     341,489
                                                                           ---------------------------------------------

    Total Other Expenses                                                      311,565    386,764    970,095   1,022,833
                                                                           ---------------------------------------------

NET OPERATING PROFIT (LOSS)                                                  (367,032)  (335,954)  (839,030)   (931,770)
                                                                           ---------------------------------------------

OTHER INCOME (EXPENSE)
 Interest income                                                                    -          3      5,495      23,744
 Interest expense                                                             (67,328)  (135,068)   (74,001)   (282,125)
 Forgiveness of debt income                                                         -          -          -     198,080
 Debt issuance costs                                                                -    (16,207)         -     (32,414)
 Unrealized gain (loss) on investment                                               -         18          -      (1,880)
 Gain on asset sales                                                                -          -          -       7,051
                                                                           ---------------------------------------------

    Net Other Income (Expenses)                                               (67,328)  (151,254)   (68,506)    (87,544)
                                                                           ---------------------------------------------

NET INCOME BEFORE TAX                                                        (434,360)  (487,208)  (907,536) (1,019,314)

 Federal Income Tax                                                                 -          -          -           -
                                                                           ---------------------------------------------

NET INCOME (LOSS) FOR PERIOD                                                $(434,360) $(487,208) $(907,536)$(1,019,314)
                                                                           =============================================

EARNINGS (LOSS) PER SHARE                                                      $(0.01)    $(0.01)    $(0.01)     $(0.01)
                                                                           =============================================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six months     Six months
                                                                                              ended          ended
                                                                                          December 31,    December 31,
                                                                                              2002            2001
                                                                                           (Unaudited)    (Unaudited)
                                                                                           ----------- -----------------
Cash Flows from Operating Activities:

Net income (loss)                                                                           $(907,536)      $(1,019,314)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                                               198,950           371,599
  Less amount capitalized to oil & gas properties                                              (3,507)          (13,099)
  Gain on asset sale                                                                                -            (7,051)
  Common stock issued for services rendered                                                         -           271,410
  Amortization of note payable discount                                                             -            60,000
  Loss on investment                                                                                -             1,880
  Forgiveness of debt income                                                                        -          (198,080)
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                                           87,360            24,455
  (Increase) decrease in deposits and other assets                                                  -            (3,391)
  (Increase) decrease in other current assets                                                  14,822           (17,895)
  Increase (decrease) in accounts payable                                                      93,944           121,176
  Increase (decrease) in accrued expenses and
    Other current liabilities                                                                 349,462          (142,845)
                                                                                           ----------- -----------------

     Cash Provided by (Used in) Operating Activities                                         (166,505)         (551,155)
                                                                                           ----------- -----------------

Cash Flows from Investing Activities:

  Expenditures for oil and gas properties                                                     (59,920)         (320,677)
  Expenditures for other property and equipment                                                                  (6,798)
  Proceeds from the sale of assets                                                                  -            10,000
                                                                                           ----------- -----------------

     Cash Provided By (Used in) Investing Activities                                          (59,920)         (317,475)
                                                                                           ----------- -----------------

Cash Flows from Financing Activities:

  Expenditures (refund) for offering costs
  Proceeds from notes payable                                                                  50,000            50,000
                                                                                                              1,220,000
  Payments on notes payable and long-term liabilities                                            (597)             (627)
                                                                                           ----------- -----------------

     Cash Provided By (Used in) Financing Activities                                           49,403         1,269,373
                                                                                           ----------- -----------------

Net Increase (Decrease) in Cash                                                              (177,022)          400,743

Cash and Cash Equivalents Beginning of Period                                               1,318,588           923,831
                                                                                           ----------- -----------------

Cash and Cash Equivalents End of Period                                                    $1,141,566        $1,324,574
                                                                                           =========== =================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 30, 2002
                           THROUGH DECEMBER 31, 2002






                                                                              Convertible Voting       Capital in
                                                               Common Stock      Preferred Stock   Excess of   Accumulated
                                                           Shares       Amount  Shares     Amount  Par Value     Deficit
                                                         ----------- ------------------- -------------------------------

Balance,
June 30, 2002                                            66,318,037  $66,318     41,499    $42 $37,763,777 $(28,295,121)

Net income for
the six months  ended December
31, 2002 (unaudited)                                              -        -          -      -           -     (907,536)
                                                         ----------- ------------------- -------------------------------

Balance,
December 31,
2002 (unaudited)                                         66,318,037  $66,318     41,499    $42 $37,763,777 $(29,202,657)
                                                         =========== =================== ===============================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       December 31, 2002 and June 30, 2002


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited consolidated financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessary indicative of the operating results for the full years.


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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

..    The future results of drilling individual wells and other exploration and development activities;
..    Future variations in well performance as compared to initial test data;
..    Future events that may result in the need for additional capital;
..    Fluctuations in prices for oil and gas;
..    Future drilling and other exploration schedules and sequences for various wells and other activities;
..    Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
..    Our future ability to raise necessary operating capital.

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

Results of Operations

     Our operations for the period ending December 31, 2002 reflected a net loss of $434,360 on revenues from oil and gas operations of $58,559. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. As a result of the loss of these cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We did not submit any matters to a vote of security holders during the quarter ended December 31, 2002.

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

          (b) No reports on Form 8-K were filed during the period ended December 31, 2002.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE AMERICAN ENERGY GROUP, LTD.
                                       (REGISTRANT)



                              By:/s/ R. Pierce Onthank
                                ------------------------------
                               R. Pierce Onthank, President, Secretary, Director
                                  and acting Chief Financial Officer


                              By:/s/ Dr. Iftihhar Zahid
                                -----------------------------
                               Dr. Iftikhar Zahid, Director



DATED:   August 18, 2004