Form 10QSB
period 2003-03-31
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
---  OF 1934

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT --- OF 1934

                  For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
             ---     ---
     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                  ---    ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

  As of August 18, 2004, the number of Common shares outstanding was 23,280,456

      Transitional Small Business Issuer Format (Check one) Yes     No
                                                               ---    ---

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                               PAGE

Item 1.  Financial Statements...................................             3

Item 2.  Management's Discussion and Analysis
         or Plan of Operation................... ...............             9

Item 3.  Controls and Procedures................................             11

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings......................................             12

Item 2.  Changes in Securities..................................             12

Item 3.  Defaults Upon Senior Securities........................             12

Item 4.  Submission of Matters to a Vote of Security Holders....             12

Item 5.  Other Information......................................             12

Item 6.  Exhibits and Reports on Form 8-K.......................             13


SIGNATURES......................................................             14

                          PART I-FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               March 31, 2003     June 30, 2002
                                                 (Unaudited)        (Audited)
                                               ----------------  ---------------

ASSETS

Current Assets
        Cash                                  $        132,332   $      210,481
        Restricted Cash                              1,115,577        1,108,107
        Receivables                                          0           87,360
        Other current assets                                 0           15,022
                                               ----------------  ---------------

        Total Current Assets                         1,247,909        1,420,970
                                               ----------------  ---------------

Oil and gas Properties Using
Full Cost Accounting
        Properties being amortized                  11,726,775       17,088,619
        Accumulated amortization                    (2,346,012)      (2,152,881)
                                               ----------------  ---------------

        Net Oil and Gas Properties                   9,380,763       14,935,738
                                               ----------------  ---------------

Property and Equipment
        Drilling and related equipment                       0          405,564
        Vehicles                                             0          113,590
        Office equipment                                     0           52,835
        Less: Accumulated depreciation                       0         (443,330)
                                               ----------------  ---------------

        Net Property and Equipment                           0          128,659
                                               ----------------  ---------------

Other Assets
        Investments                                          8                8
        Deposits and other assets                        8,491            8,491
                                               ----------------  ---------------

        Total Other Assets                               8,499            8,499
                                               ----------------  ---------------

Total Assets                                  $     10,637,171   $   16,493,866
                                               ================  ===============




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 30, 2003              June 30, 2002
                                                              (Unaudited)                 (Audited)
                                                       -----------------------     ----------------------

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
        Accounts payable                                $     1,172,582              $   1,065,971
        Accrued liabilities                                   1,366,805                    957,184
        Capital lease obligations                                   679                      1,405
        Notes payable - current                               2,340,000                  3,840,000
                                                       -----------------------     ----------------------

        Total Current Liabilities                             4,880,066                  5,864,560
                                                       -----------------------     ----------------------

Long-Term Liabilities
        Notes payable and long-term debt                      3,484,290                  4,934,290
          Less current portion of notes payable
             and long-term debt                              (2,340,000)                (3,840,000)
                                                       -----------------------     ----------------------

        Total Long-Term                                       1,144,290                  1,094,290
        Liabilities
                                                       -----------------------     ----------------------

        Total Liabilities                                     6,024,356                  6,958,850
                                                       -----------------------     ----------------------

Shareholders' Equity
        Convertible preferred stock par value
        $.001 per share authorized 20,000,000
        shares issued and outstanding
        At June 30, 2002:  41,500 shares
        At March 31, 2003:  41,500 shares                            42                         42

        Common stock, par value $.001
        per share, authorized: 80,000,000
        shares, issued and outstanding:
        At June 30, 2002:  66,318,037 shares
        At March 31, 2003:  66,318,037 shares
                                                                 66,318                     66,318

        Capital in excess of par
        value                                                37,763,777                 37,763,777



        Accumulated deficit
                                                            (33,217,322)               (28,295,121)
                                                       -----------------------     ----------------------


        Net Shareholders' Equity
                                                              4,612,815                  9,535,016
                                                       -----------------------     ----------------------

Total Liabilities and Shareholders' Equity         $         10,637,171        $        16,493,866
                                                       =======================     ======================




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months     Three Months      Nine Months      Nine Months
                                                    Ended           Ended            Ended             Ended
                                                  March 31,        March 31,        March 31,         March 31,
                                                     2003            2002             2003              2002
                                                 (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
                                               --------------------------------------------------------------------

REVENUES
     Oil and gas sales                          $    20,161       $   262,484      $   357,062       $   810,821

     Lease operating and production costs            26,773           113,044          232,609           570,318

                                               --------------------------------------------------------------------

        Gross Profit (Loss)                          (6,612)          149,440          124,453           240,503

                                               --------------------------------------------------------------------

OTHER EXPENSES
     Legal and professional fees                     30,000            15,428          224,140           150,807

     Administrative salaries                         32,435            50,232          164,945           179,515

     Office overhead expense                          1,646            11,724           37,875            42,320

     Depreciation and amortization expense           11,277           226,653          197,884           612,739

     General and administrative expense              38,659            53,717          459,268           395,206

                                               --------------------------------------------------------------------

        Total Other Expenses                        114,017           357,754        1,084,112         1,380,587

                                               --------------------------------------------------------------------

NET OPERATING PROFIT (LOSS)                        (120,629)         (208,314)        (959,659)       (1,140,084)

                                               --------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest income                                  2,806                 -             8,301           23,744

     Interest expense                                    (8)         (135,239)          (74,009)        (417,364)

     Forgiveness of debt income                           -                 -                 -          198,080

     Debt issuance costs                                  -           (16,207)                -          (48,621)

     Unrealized gain (loss) on investment                 -                 -                 -           (1,880)

     Gain (loss) on disposition of assets        (3,896,834)                -        (3,896,834)           7,051
                                               --------------------------------------------------------------------

        Net Other Income (Expenses)              (3,894,036)          (151,446)      (3,962,542)        (238,990)

                                               --------------------------------------------------------------------

NET INCOME BEFORE TAX                            (4,014,665)          (359,760)      (4,922,201)      (1,379,074)


     Federal Income Tax                                   -                  -                -                -
                                               --------------------------------------------------------------------

NET INCOME (LOSS) FOR PERIOD                $    (4,014,665)        $ (359,760)  $   (4,922,201)   $  (1,379,074)

                                               =====================================================================

EARNINGS (LOSS) PER SHARE                   $         (0.01)        $    (0.01)  $        (0.01)   $       (0.01)

                                               =====================================================================




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine months               Nine months
                                                                     ended                     ended
                                                                    March 31,                March 31,
                                                                      2003                     2002
                                                                  (Unaudited)               (Unaudited)
                                                              ---------------------    ----------------------

Cash Flows from Operating Activities:

Net income (loss)                                              $     (4,922,201)        $ 1,379,074)

Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                         211,504              561,022
  Less amount capitalized to oil & gas properties                        (4,784)             (19,662)

  (Gain)  / loss on asset sale / disposition                          3,896,834               (7,051)

  Common stock issued for penalty fee                                         -              270,000
  Common stock issued for services rendered                                   -              271,410

  Amortization of note payable discount                                       -              270,000

  Loss on investment                                                          -                1,880

  Forgiveness of debt income                                                  -             (198,080)

Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                     87,360               (20,029)
  (Increase) decrease in deposits and other assets                            -                (3,391)
  (Increase) decrease in other current assets                            15,022               (12,759)

  Increase (decrease) in accounts payable                               106,611              (813,062)

  Increase (decrease) in accrued expenses and
    Other current liabilities                                           409,621               248,790

                                                              ---------------------    ----------------------

     Cash Provided by (Used in) Operating Activities                   (200,033)             (980,006)

                                                              ---------------------    ----------------------

Cash Flows from Investing Activities:

  Expenditures for oil and gas properties                               (59,920)             (330,469)
  Expenditures for other property and equipment                         140,000               (18,299)
  Proceeds from the sale of assets                                                             10,000

                                                              ---------------------    ----------------------

     Cash Provided By (Used in) Investing Activities                     80,080              (338,768)

                                                              ---------------------    ----------------------

Cash Flows from Financing Activities:

  Expenditures (refund) for offering costs                               50,000                50,000
  Proceeds from notes payable                                                               1,820,000

  Payments on notes payable and long-term liabilities                      (726)               (1,169)

                                                              ---------------------    ----------------------

     Cash Provided By (Used in) Financing Activities                     49,274             1,868,831

                                                              ---------------------    ----------------------

Net Increase (Decrease) in Cash                                         (70,679)              550,057

Cash and Cash Equivalents Beginning of Period                         1,318,588               923,831
                                                              ---------------------    ----------------------

Cash and Cash Equivalents End of Period                        $      1,247,909        $    1,473,888

                                                              =====================    ======================




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 30, 2002
                             THROUGH MARCH 31, 2003


                                                                     Convertible Voting          Capital in
                                         Common Stock                    Preferred Stock         Excess of         Accumulated
                                Shares              Amount        Shares         Amount          Par Value              Deficit
                           -----------------    ---------------------------    -----------------------------------------------------


Balance,                     66,318,037         $     66,318       41,499      $   42         $    37,763,777      $   (28,295,121)
June 30, 2002

Net income for
The nine months
ended March
31, 2003
(unaudited)                       -                     -            -               -                 -                (4,922,201)

                           -----------------    ---------------------------    -----------------------------------------------------

Balance,
March 31,
2003 (unaudited)                 66,318,037      $     66,318       41,499      $   42         $    37,763,777     $   (33,217,322)

                           =================    ===========================    =====================================================




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and March 31, 2002


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 audited consolidated financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessary indicative of the operating results for the full years.


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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

- The future results of drilling individual wells and other exploration and development activities;
-   Future variations in well performance as compared to initial test data;
-   Future events that may result in the need for additional capital;
-   Fluctuations in prices for oil and gas;
- Future drilling and other exploration schedules and sequences for various wells and other activities;
- Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
-  Our future ability to raise necessary operating capital.

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

Results of Operations

         Our operations for the period ending March 31, 2003 reflected a net loss of $4,014,665 on revenues from oil and gas operations of $20,161. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. As a result of the loss of these cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.

Liquidity and Capital Resources

         Our lack of liquidity and adequate capital resources as well as the need for reorganization for the several successive reporting periods through the fiscal period ending June 30, 2002, were addressed in our bankruptcy proceedings. Since emerging from bankruptcy in 2004, we have been funded solely through the private sale of convertible debt securities under commitments totaling $550,000 pursuant to Second Amended Plan of Reorganization, which if such securities are converted, will increase the outstanding Common shares by 2,750,000 shares. This is our only current source of capital. On a going forward basis, we believe that we will have sufficient cash assets to meet our needs into the first calendar quarter of 2005, but the need for additional operating capital after that time will require an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We did not submit any matters to a vote of security holders during the quarter ended March 31, 2003.

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

(b) No reports on Form 8-K were filed during the period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE AMERICAN ENERGY GROUP, LTD.
                                    (REGISTRANT)



                            By:/s/ R. Pierce Onthank
                              --------------------------------
                              R. Pierce Onthank, President, Secretary, Director
                                 and acting Chief Financial Officer


                            By:/s/ Dr. Iftihhar Zahid
                              --------------------------------
                              Dr. Iftikhar Zahid, Director



DATED:   August 18, 2004


14