Form 10KSB
period 2003-06-30
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
-----   OF 1934


----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X   No
             ----    ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment of this Form 10-K. [ ]

      The issuer's revenues for the year ended June 30, 2003 were $357,062

   The issuer's Common Stock was not traded on a public exchange or market on August 18, 2004. As a result, no stated market value of the issuer's Common
                               Stock is provided.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                 -----   -----
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  As of August 18, 2004, the number of Common shares outstanding was 23,280,456
                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-KSB

PART 1                                                                                 PAGE

Items 1 and 2.    Business and Properties.......................................        3

Item 3.           Legal Proceedings.............................................        5

Item 4.           Submission of Matters to a Vote of Security Holders...........        5

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters......        5

Item 6.           Management's Discussion and Analysis
                  or Plan of Operation..........................................        6

Item 7.           Financial Statements..........................................        8

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure......................................        8

Item 8A           Controls and Procedures.......................................        8

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.............        9

Item 10.          Executive Compensation........................................        9

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters...............................        9

Item 12.          Certain Relationships and Related Transactions................        10

PART IV

Item 13.          Exhibits and Reports on Form 8-K..............................        10

Item 14.          Principal Accountant Fees and Services........................        10

SIGNATURES......................................................................        11

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

Overview and Subsequent Events

         The American Energy Group, Ltd. was, until its calendar 2002 bankruptcy, an independent oil and natural gas company engaged in the exploration, development acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan. While the bankruptcy proceedings were pending, the Texas producing oil and gas leases in Fort Bend County, Texas were foreclosed by the secured lender. Our non-producing Galveston County, Texas oil an gas lease rights were not affected by the foreclosure. In November, 2003, we sold the capital stock of our Hycarbex-American energy, Inc. subsidiary, which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey. The Company retained an 18.0% overriding royalty interest in the production which may be derived in the future from drilling o perations by Hydro Tur (Energy) Ltd. We emerged from bankruptcy in early 2004 with these two assets intact, but without ongoing business activities other than the maintenance and management of these assets.

Pre-Bankruptcy History

         The American Energy Group, Ltd. (formerly Belize-American Corp. International and before that, Dim, Inc.)[hereinafter "Company"] was organized in the State of Nevada on July 21, 1987, as a wholly owned subsidiary of Dimension Industries, Inc. a Utah Corporation (hereinafter "Dimension"). At the time of organization, we issued 1,366,250 shares of voting Common Stock to Dimension, which was the sole stockholder. On April 28, 1989, our form S-18 filed with the Securities and Exchange Commission was declared effective. Dimension distributed the 1,366,250 shares it held to the stockholders of Dimension as a dividend. Also distributed were 1,566,250 warrants to purchase 1 share of voting Common Stock of the Company for each warrant held. The warrant offering expired on August 11, 1989. Exercise of the warrants by shareholders resulted in our issuing 1,547,872 shares of voting Common Stock. In 1987, we engaged in marketing an automobile carburetor modification kit. The efforts were not successful and were abandoned. From 1987 to 1990, we were inactive. In October, 1990, the shareholders approved a one for ten (1:10) reverse split of the voting Common Stock. In June, 1991, we obtained an Oil Prospecting License from the government of Belize. At a special meeting of shareholders, resolutions to change the name of the Company to "Belize-American Corp. International", forward split the voting Common Stock ten for one (10:1) and a vote to ratify the Oil Prospecting License received a vote of approval.

         During 1991, we attempted various means to attract sufficient capital investment to develop the oil prospect in Belize, but we were not successful. The license expired due to our lack of performance. From 1992 until 1994, our activities consisted of attempting to raise capital for a business venture and solicitation of other business enterprises for a possible merger. On September 22, 1994, we entered into an agreement with Simmons Oil Company, Inc., a Texas corporation (hereinafter "Simmons") whereby we issued 2,074,521 shares of Convertible Voting Preferred Stock to the shareholders of Simmons in order to acquire Simmons and two subsidiaries of Simmons, Simmons Drilling Company and Sequoia Operating Company. The agreement was effective September 30, 1994. Prior to the acquisition of Simmons, Simmons had acquired certain oil and gas properties located in Texas. Subsequent to the acquisition, we acquired additional oil and gas properties in the same general area through subsidiaries.

         In April 1995, we acquired all of the outstanding shares of Hycarbex, Inc., a Texas corporation (hereinafter "Hycarbex") for 120,000 shares of our voting Common Stock, a 1% Overriding Royalty Interest in the revenues generated through the development of Hycarbex's Pakistan Concession, and an agreement to pay the sole shareholder $200,000 conditioned upon the success of that development. For accounting purposes, this acquisition was treated as a pooling of interests. We changed the name of Hycarbex, Inc. to Hycarbex-American Energy, Inc. and operated it as a subsidiary until the stock was sold in November of 2003. Hycarbex holds an oil and gas Concession and Exploration License granted by the government of Pakistan in the Sindh Province. The Yasin Concession is comprised of approximately 2,200 square kilometers.

         We began producing commercial quantities of oil on our Texas-based properties and emerged from the development stage during the year ended June 30, 1997, during which month, we purchased oil and gas properties comprised of approximately 1,400 acres in Texas which contained several existing producing wells. A program of reworking the existing wells and drilling new wells on these Texas properties ensued from that point. These Texas-based properties were, at the time, the only source of cash flow from business operations. During 1997, we also acquired by purchase from a bankruptcy trustee, the rights then held by Luck Petroleum Corporation in oil and gas leases comprising approximately 593 acres in Galveston County, Texas. These rights included "after payout" interests in shallow and mid-range horizons held and operated by third parties, as well as interests in the deeper zones below approximately 10,000 feet.

         During the year ended June 30, 1998, we drilled our initial well on our Pakistan Concession, the Kharnhak #1, which indicated the presence of high BTU methane gas in the wellbore formations, but which was not completed as a commercial discovery well. During the year ended June 30, 1999, we drilled our second exploration well, the David #1 Well, and due to mechanical difficulties, abandoned it and commenced a substitute exploratory well, the David #1A Well shortly thereafter in the Spring of 1999. The David #1A likewise experienced problems, including the presence of hydrogen sulfide gas. Although both wells encountered gas shows, both were plugged and abandoned as non-commercial. No additional drilling was undertaken during the year ended June 30, 2000, and we obtained an extension from the Pakistan Government to commence a substitute well for the David #1A Well by November 30, 2000, conditioned upon the completion of additional seismic surveys on the acreage. The required seismic surveys were completed and we drilled the Jacobabad No. 3 well in January 2001. While it demonstrated hydrocarbon presence on its analytical logs, it was plugged and abandoned as non-commercial.

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

Events Preceding Bankruptcy and During Bankruptcy

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

Office Facilities

         The Company relinquished its leased office space in Houston, Texas at 9441 Sam Houston Parkway during the year ended June 30, 2003, and moved its principal office to 115 Hickory Ridge Drive, Houston, Texas 77024. We did not pay a fee for usage of the Hickory Drive address and commencing in July 2004, the principal address was temporarily moved to 120 Post Road West, Westport, Connecticut to accommodate the Company's sole officer, Pierce Onthank. We intend to research, identify and lease a suitable office facility in the Houston, Texas, area in the future.

Employees

         We did not have any remaining paid employees by June 30, 2003, as our field operations were shut down contemporaneously with the foreclosure of the producing Texas oil and gas leases. We had one executive officer on June 30, 2003, who accrued his salary.

ITEM 3 - LEGAL PROCEEDINGS

         We had numerous prepetition suits by creditors based upon nonpayment for services and goods related to our Texas-based oil and gas activities, some of which resulted in judgments. Several of these creditors asserted claims in the bankruptcy proceedings which commenced June 28, 2002, and as a result, received Common Stock in satisfaction of their claims pursuant to the Second Amended Plan of Reorganization, which plan provided for cancellation of all outstanding securities and issuance of new Common Stock to the creditors.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of the year ended June 30, 2003.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

-- The future results of drilling individual wells and other exploration and development activities;
--   Future variations in well performance as compared to initial test data;
--   Future events that may result in the need for additional capital;
--   Fluctuations in prices for oil and gas;
-- Future drilling and other exploration schedules and sequences for various wells and other activities;
-- Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
--   Our future ability to raise necessary operating capital.

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

Overview

         Prior to the Company's bankruptcy proceedings, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan overriding royalty interest and our Galveston, Texas interests and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business.

Results of Operations

         Our operations for the period ending June 30, 2003 reflected a net loss of $1,565,581 on revenues from oil and gas operations of $357,062. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. As a result of the loss of these cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.

Liquidity and Capital Resources

         Our lack of liquidity and adequate capital resources through June 30, 2003 was addressed in our bankruptcy proceedings and the need for reorganization. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities totaling $289,588 are still carried on our books post-bankruptcy, despite the inactivation of the subsidiary. The sale of our other subsidiary, Hycarbex American Energy, Inc., carried with it the assets and liabilities of the subsidiary, including prepaid restricted deposits in Pakistan of $1,116,822 which would have been forfeited with the loss of the exploration license had the subsidiary not been sold. This restricted cash is not reflected in the cash assets subsequent to the sale.

         Since emerging from bankruptcy, we have been funded solely through the private sale of convertible debt securities totaling $550,000 pursuant to Second Amended Plan of Reorganization, which if such securities are converted, will increase the outstanding Common shares by 2,750,000 shares. This is our only current source of capital. On a going forward basis, we believe that we will have sufficient cash assets to meet our needs into the first calendar quarter of 2005, but the need for additional operating capital after that time will require an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

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

ITEM 7 - FINANCIAL STATEMENTS

         The consolidated financial statements required to be filed pursuant to this item 7 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to the Company.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          We have neither changed or had disagreements with our accountants regarding accounting and financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

          In conjunction with this Annual Report on Form 10-KSB and the certification of the disclosures herein, the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Annual Report, found the disclosure controls and procedures to be effective. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Onthank.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company at June 30, 2003, included Georg von Canal, who has since resigned, and the following persons, each of whom serves on the audit committee of the Company:

          Pierce Onthank, age 44, serves as President, Secretary and one of two Directors of the Company. Mr. Onthank is currently the sole officer and succeeds Georg von Canal, William Aber and Dean Smith in that regard. Mr. Onthank received a BA in economics from Denison University. He served as the investment broker for the Company from 1998 until 2001. In addition to raising millions of dollars for American Energy Group Ltd., he has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently became a limited partner with Bear Stearns. Later he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank moved on to serve as a Senior Vice President at Paine Webber and later at Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming President of American Energy Group Ltd. he co-founded Crary Onthank & O'Neill, an Investment Banking Company, in 1998.

          Dr. Iftikhar Zahid, age 45, serves as the remaining Director of the Company. Dr. Iftikhar Zahid was educated at The Dow Medical College, Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid joined the Company as a Resident Director/Country Manager of the Pakistan Office of Hycarbex-American Energy, Inc. In June 2001, he was promoted to Vice-President and Resident Director and joined the international board of The American Energy Group Ltd. as a director. Since the sale of Hycarbex-American Energy Inc. by the Company, Dr. Zahid has been managing the Company's 18% royalty interest in the Yasin Block.

          The Company believes that during the year ended June 30, 2003, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

         The Company has adopted a Code of Ethics that is applicable to all employees of the Company and, in particular, to its senior officers. A copy of the Code of Ethics may be obtained from the Company without charge by writing to the Company at The American Energy Group, Ltd., 120 Post Road West, Suite 202, Westport, Connecticut 06880.

ITEM 10 - EXECUTIVE COMPENSATION

         Between September 2002 and December 2002, William Aber was paid $25,000 in cash and Dean Smith was paid $20,000 in cash. Each gentleman had simultaneously accrued unpaid wages of $15,000 and $12,000, respectively. Other salary accruals for the period included Georg von Canal and Michael Zabransky. Between January 1, 2003 and March 31, 2003, Mr. Aber and Mr. Smith accrued $5,000 and $4,000, respectively. Georg von Canal accrued his monthly wages for the period as well. Each such officer's accrued but unpaid wages comprised a part of such officer's monetary claims against the Company in the bankruptcy proceedings and were eventually paid with stock under the terms of the Second Amended Plan of Reorganization.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          All of the securities owned by beneficial owners and management as of June 30, 2003 were cancelled pursuant to the Second Amended Plan of Reorganization. Certain of these management members for 2003, namely Georg von Canal, William Aber and Dean Smith, received stock as creditors of the Company pursuant to the Second Amended Plan of Reorganization, but the stock issuance did not occur until calendar 2004, after all management positions had been relinquished.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For the period ended June 30, 2003, William Aber, an officer and director, was the principal officer of Zaber Investments, L.L.C., which acquired ten percent (10%) of the Texas-based oil and gas leases and equipment of the Company in 2001. Zaber Investments, L.L.C. reconveyed to the Company the 10% interest Galveston County oil and gas leases in calendar 2004.

                                     PART IV

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following documents are filed as Exhibits to this report:

                Exh. 23.1 - Consent of Independent Auditor;
                Exh. 31.1 - Certification by R. Pierce Onthank, President and acting chief financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);
                Exh. 32.1 - Certification by R. Pierce Onthank, President and acting chief financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

        (b) No reports on Form 8-K were filed during the period ended June 30, 2003.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         Audit fees billed by the Company's Principal Accountant total $13,000 as of the date of this report.

Audit Related Fees

         There have been no audit related fees billed by the Company's Principal Accountant as of the date of this report.

Tax Fees

         There have been no tax fees billed by the Company's Principal Accountant as of the date of this report.

All Other Fees

         There have been no other fees billed by the Company's Principal Accountant as of the date of this report.


The Registrant's audit committee is comprised solely of its Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE AMERICAN ENERGY GROUP, LTD.
                                        (REGISTRANT)


                                        By:/s/R. Pierce Onthank
                                           --------------------

                                           R. Pierce Onthank, President,
                                           Secretary, Director and acting Chief
                                           Financial Officer


                                        By:/s/ Dr. Iftihhar Zahid
                                           ----------------------
                                           Dr. Iftikhar Zahid, Director


DATED:   August 18, 2004

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002


                                 C O N T E N T S

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-5

Consolidated Statements of Stockholders' Equity.............................F-6

Consolidated Statements of Cash Flows.......................................F-9

Notes to the Consolidated Financial Statements............................. F-11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2001 and for the year ended June 30, 2001, was audited by other auditors whose report, dated October 8, 2001, expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about their ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
August 10, 2004

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                                           June 30,
                                                                                   2003                   2002
                                                                           ------------------   ----------------
Current Assets
   Cash (Note 1)                                                           $            7,394   $        210,481
   Restricted cash (Note 1)                                                         1,116,822          1,108,107
   Receivables                                                                      -                     87,360
   Other current assets                                                             -                     15,022
                                                                           ------------------   ----------------

     Total Current Assets                                                           1,124,216          1,420,970
                                                                           ------------------   ----------------

Oil and Gas Properties Using Full Cost Accounting
(Notes 1 and 2)
   Properties being amortized                                                       -                 17,088,619
   Accumulated amortization                                                         -                 (2,152,881)
                                                                           ------------------   ----------------

     Net Oil and Gas Properties                                                     -                 14,935,738
                                                                           ------------------   ----------------

Other Property and Equipment (Note 1)
   Drilling and related equipment                                                   -                    405,564
   Vehicles                                                                         -                    113,590
   Office equipment                                                                 -                     52,835
   Accumulated depreciation                                                         -                   (443,330)
                                                                           ------------------   ----------------

     Net Other Property and Equipment                                               -                    128,659
                                                                           ------------------   ----------------

Other Assets
   Investments                                                                      -                          8
   Deposits                                                                         -                      8,491
                                                                           ------------------   ----------------

     Total Other Assets                                                             -                      8,499
                                                                           ------------------   ----------------

     Total Assets                                                          $        1,124,216   $     16,493,866
                                                                           ==================   ================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                                           June 30,
                                                                                   2003                   2002
                                                                           ------------------   ----------------
Current Liabilities
   Accounts payable                                                        $          496,378   $      1,065,971
   Accrued liabilities                                                                218,243            957,184
   Current portion of capital lease obligations (Note 4)                                  679              1,405
   Current portion of notes payable and long-term
     debt (Note 3)                                                                  -                  3,840,000
                                                                           ------------------   ----------------
       Total Current Liabilities                                                      715,300          5,864,560

Liabilities Not Subject to Compromise
   Accrued postpetition expenses                                                      65,722            -
                                                                           ------------------   ----------------
       Total Liabilities Not Subject to Compromise                                    65,722            -

Liabilities Subject to Compromise
   Prepetition trade accounts payable                                                 565,584           -
   Prepetition notes payable (note 3)                                               3,534,371           -
   Accrued prepetition expenses                                                     1,619,679           -
                                                                           ------------------   ----------------
       Total Liabilities Subject to Compromise                                      5,719,634           -
                                                                           ------------------   ----------------
       Total Current Liabilities                                                    6,500,656         5,864,560
                                                                           ------------------   ----------------

Long-Term Liabilities
   Notes payable and long-term debt (Note 3)                                        -                  4,934,290
   Less: Current portion of notes payable and long-term
     debt (Note 3)                                                                  -                 (3,840,000)
                                                                           ------------------   ----------------
     Total Long-Term Liabilities                                                    -                  1,094,290
                                                                           ------------------   ----------------
     Total Liabilities                                                              6,500,656          6,958,850
                                                                           ------------------   ----------------

Stockholders' Equity (Notes 5, 6 and 7) Convertible voting preferred stock;
   par value $0.001
     per share; authorized 15,000,000 shares; 41,499
     shares issued and outstanding                                                         42                 42
   Common stock; par value $0.001 per share;
      authorized 80,000,000 shares; 66,318,037 shares
     issued and outstanding                                                            66,318             66,318
   Capital in excess of par value                                                  37,763,777         37,763,777
   Accumulated deficit                                                            (43,206,577)       (28,295,121)
                                                                           ------------------   ----------------
     Total Stockholders' Equity                                                    (5,376,440)         9,535,016
                                                                           ------------------   ----------------
     Total Liabilities and Stockholders' Equity                            $        1,124,216   $     16,493,866
                                                                           ==================   ================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                             For the Years Ended
                                                                                  June 30,
                                                                2003                2002                2001
                                                          -----------------     -------------   ----------------
Revenue
   Oil and gas sales                                      $         357,062     $   1,051,358   $      1,806,335
                                                          -----------------     -------------   ----------------
     Total Revenue                                                  357,062         1,051,358          1,806,335

Expenses
   Lease operating and production costs                             118,389           507,382            811,757
   Penalties                                                        262,581           636,500            540,000
   Legal and professional                                           100,423           321,909            336,597
   Depreciation and amortization expense                            351,652           645,582          6,389,705
   Warrant settlements (Note 6)                                   -                   -                1,758,000
   Other general and administrative                               1,089,598         1,217,980          4,965,120
                                                          -----------------     -------------   ----------------
     Total Expenses                                               1,922,643         3,329,353         14,801,179
                                                          -----------------     -------------   ----------------

       Net Operating Loss                                        (1,565,581)       (2,277,995)       (12,994,844)

Other Income (Expenses)
   Gain on settlement of debt (Note 2)                            -                   255,902             -
   Interest income                                                    9,765            15,738             15,466
   Interest expense                                                (110,228)         (488,432)          (229,887)
   Debt issuance costs                                            -                   (48,620)           (64,827)
   Gain (loss) on sale of assets                                  -                     5,159             -
                                                          -----------------     -------------   ----------------
     Total Other Income (Expenses)                                 (100,463)         (260,253)          (279,248)
                                                          -----------------     -------------   ----------------

     Income (loss) before Reorganization Items
     and Income Taxes                                            (1,666,044)       (2,538,248)       (13,274,092)

Reorganization (Expenses)
   Loss on foreclosure of properties and assets                  (3,813,506)         -                   -
   Loss on abandonment of leases                                 (9,226,614)         -                   -
   Legal fees                                                      (205,292)         -                   -
                                                          -----------------     -------------   ----------------
     Total Reorganization (Expenses)                            (13,245,412)         -                   -
                                                          -----------------     -------------   ----------------

       Net Loss                                           $     (14,911,456)    $  (2,538,248)  $    (13,274,092)
                                                          =================     =============   ================

       Basic Loss per Common Share                        $           (0.22)    $       (0.04)  $          (0.25)
                                                          =================     =============   ================

       Weighted Average Number of
       Shares Outstanding                                        66,318,037        65,006,780         52,566,109
                                                          =================     =============   ================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2003, 2002 and 2001

                                                                           Convertible Voting
                                                   Common Stock             Preferred Stock
                                                   ------------             ---------------        Capital in Excess   Accumulated
                                                Shares          Amount        Shares      Amount       of Par Value      Deficit
                                                ----------     --------       ------      ------       ----------      -------------

Balance, June 30, 2000                          35,297,881       35,298       41,499          42       25,403,069       (12,482,781)

Common   stock   issued   for   cash  and       13,780,083       13,780         -             -         4,120,245             -
warrants at $0.30 per share

Common  stock issued in  satisfaction  of          711,740          712         -             -           359,288             -
penalty fee at an average  price of $0.51
per share (Notes 3 and 6)

Common  stock issued upon  retirement  of        2,197,500        2,197         -             -         1,755,803             -
warrants at $0.80 per share (Note 6)

Common  stock  issued  to  directors  for        6,050,000        6,050         -             -         2,607,948             -
services   and  expenses  at  an  average
price of $0.43 per share

Common  stock  issued  in  conversion  of        1,293,661        1,294         -             -           520,392             -
debt at an  average  price of  $0.40  per
share

Common    stock   issued   for   services          457,500          457         -             -           198,143             -
rendered  at an  average  price  of $0.43
per share

Common  stock  issued  in  conversion  of        4,692,746        4,693         -             -         3,092,518             -
debt and services at $0.66 per share

Common stock  canceled  pursuant to court         (321,146)        (321)        -             -           235,321             -
decree (Note 6)

Common  stock  repurchased  and  canceled       (4,168,300)      (4,168)        -             -        (1,090,122)            -
(Note 6)

Offering  costs related to sale of common           -               -           -             -          (478,502)            -
stock

Net  (loss)  for the year  ended June 30,           -               -           -             -                -        (13,274,092)
2001
                                                ----------     --------       ------      ------       ----------      -------------

Balance, June 30, 2001                          59,991,665       59,992       41,499          42       36,724,103       (25,756,873)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2003, 2002 and 2001

                                                                           Convertible Voting
                                                   Common Stock             Preferred Stock
                                                   ------------             ---------------        Capital in Excess   Accumulated
                                                Shares          Amount        Shares      Amount       of Par Value      Deficit
                                                ----------     --------       ------      ------       ----------      -------------
Common   stock  issued  to  officers  for          950,000          950         -             -           230,050             -
services  rendered at an average price of
$0.24 per share

Common    stock   issued   for   services          250,000          250         -             -            49,750              -
rendered  at an  average  price  of $0.20
per share
Common   stock   re-issued   for   shares           40,750           41         -             -               (41)               -
previously  canceled  in  error  at $0.00
per share

Common  stock issued in  satisfaction  of        4,085,622        4,085         -             -           670,915             -
penalty fee at an average  price of $0.17
per share (Notes 3 and 6)

Common   stock   issued   as   additional        1,000,000        1,000         -             -           249,000             -
interest  on a note  payable at $0.25 per
share

Common  stock  issued  in  conversion  of        2,544,768        2,545         -             -         1,091,745            -
debt at $0.43 per share (Note 6)

Common  stock  issued  in  conversion  of        6,400,000        6,400         -             -           633,600             -
debt at $0.10 per share (Note 6)

Repurchase  of  common  stock  previously       (8,944,768)      (8,945)        -             -        (1,885,345)           -
issued (Note 6)

Net  (loss)  for the year  ended June 30,           -               -           -             -                -         (2,538,248)
2002
                                                ----------     --------       ------      ------       ----------      -------------

Balance, June 30, 2002                          66,318,037       66,318       41,499          42       37,763,777       (28,295,121)

Net  (loss)  for the year  ended June 30,           -               -           -             -                -        (14,911,456)
2003
                                                ----------     --------       ------      ------       ----------      -------------

Balance, June 30, 2003                          66,318,037       66,318       41,499          42       37,763,777        43,206,577

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      For the Years Ended
                                                                                           June 30,
                                                                         2003                2002                2001
                                                                  --------------   -----------------   -----------------
Cash Flows from Operating Activities
   Net loss                                                       $  (14,911,456)  $      (2,538,248)  $     (13,274,092)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                       351,652             686,685           6,436,152
     Less amount capitalized to oil and gas properties                    (4,784)            (41,103)            (46,447)
     Common stock issued for services rendered                    -                          281,000           5,909,809
     Common stock issued for penalty fee                          -                          540,000        -
     Common stock issued for retirement of warrants               -                   -                       1,758,000
     Common stock issued for interest                             -                          250,000        -
     Amortization of note payable discount                        -                          120,000             174,843
     (Gain) loss on sale/disposal of asset                            13,040,120              (7,051)       -
     (Gain) loss on investment                                                 8               1,892        -
     Note payable exchanged for liabilities                               25,000      -                     -
     Liabilities reduced on foreclosed properties                         97,329      -                     -
     Gain on settlement of debt                                   -                         (255,902)       -
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                   87,360              16,748              59,839
     (Increase) decrease in other current assets                          15,022               1,053               3,585
     (Increase) decrease in other assets                          -                           48,620              64,827
     (Increase) decrease in deposits                                       8,491              (3,391)       -
     Increase (decrease) in accounts payable                              (4,009)           (643,559)           963,584
     Increase (decrease) in accrued liabilities and
      other current liabilities                                          946,460             157,627            (264,692)
                                                                  --------------   -----------------   -----------------
       Net Cash Provided (Used) by Operating Activities                 (348,807)         (1,385,629)          1,785,408
                                                                  --------------   -----------------   -----------------

Cash Flows from Investing Activities
   Proceeds from sale of assets                                          140,000             295,000        -
   Expenditures for oil and gas property development                     (59,920)           (644,974)         (5,717,022)
   Expenditures for other property and equipment                  -                          (18,136)             (2,589)
                                                                  --------------   -----------------   -----------------
       Net Cash Provided (Used) by Investing Activities                   80,080            (368,110)         (5,719,611)
                                                                  --------------   -----------------   -----------------

Cash Flows from Financing Activities
   Proceeds from notes payable and long-term liabilities                  75,081            2,150,000                -
   Proceeds from issuance of preferred and common stock           -                   -                       4,134,025
   Expenditures for offering costs                                -                   -                        (478,502)
   Payments on notes payable and long-term liabilities                      (726)             (1,504)            (142,002)
                                                                  ------------      ---------------     ----------------
       Net Cash Provided by Financing Activities                          74,355           2,148,496           3,513,521
                                                                  -------------     ----------------    ----------------

       Net Increase (Decrease) in Cash                                  (194,372)            394,757            (420,682)

       Cash and Cash Equivalents at Beginning of Year                  1,318,588             923,831           1,344,513
                                                                  --------------   -----------------   -----------------

       Cash and Cash Equivalents at End of Year                   $    1,124,216   $       1,318,588   $        923,831
                                                                  ==============   =================   =================
Cash Paid for:
   Interest                                                       $        1,586   $          14,095   $           9,601
   Income taxes                                                   $-               $  -                $    -

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

Non-Cash Financing Activities:
------------------------------
   Common stock issued to retire notes payable,
     accounts payable and accrued liabilities                     $-               $  -                $         756,686
   Notes payable and capital lease obligations
     for acquisition of other property and equipment              $-               $  -                $           3,901
   Common stock issued in satisfaction of accrued
     penalty fees                                                 $-               $         135,000   $         360,000
   Common stock issued for services rendered                      $-               $         260,000   $       5,909,809
   Common stock repurchased for note payable                      $-               $         160,000   $       1,094,290
   Note payable exchanged for liabilities                         $       25,000   $  -                $    -

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

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

          During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see Note 2) and a future $200,000 production payment if certain conditions are met. The acquisition was accounted for as a pooling-of-interests on the date of the acquisition. The fair value of the assets and liabilities assumed approximated the fair value of the 120,000 shares issued of $60,000 as of the date of the acquisition. Accordingly, book value of the assets and liabilities assumed was $60,000. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. The American Energy Group, Ltd., The American Energy Operating Corp. and Hycarbex-American Energy, Inc., were the only operating entities during the years ended June 30, 2003 and 2002. The Company and its subsidiaries were principally in the business of acquisition, exploration, development and production of oil and gas properties.

          On June 28, 2002, the Company was placed into involuntary Chapter 7 bankruptcy by three creditors, including Georg von Canal, an officer and director who was then involved in litigation with the Company to invalidate an attempt to remove him from his management positions. The bankruptcy filing followed an unsuccessful effort by management to resolve both the litigation and the need for a substantial cash infusion through a stock sale to a German-based investor which would have simultaneously resulted in a restructure of management. Shortly after this bankruptcy filing, the secured creditor holding a first lien on the Company's only producing oil and gas leases in Fort Bend County, Texas, sought permission from the bankruptcy court to foreclose on those assets. The Company responded by converting the Chapter 7 bankruptcy court to foreclose on those assets. The Company responded by converting the Chapter 7 bankruptcy proceedings to a Chapter 11 reorganization proceeding. The company obtained approval of a plan or reorganization in September 2002, but the secured creditor was nevertheless permitted to foreclose upon the Fort Bend County oil and gas leases. Subsequent to the approval of the foreclosure of the oil and gas producing properties, the Company abandoned the remaining oil and gas properties except for one lease in southeast Texas. For the year ended June 30, 2003, the Company recognized a loss of $13,040,120 on the foreclosure and abandonment of the oil and gas properties and the sale of the fixed assets.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          On October 26, 2003, the Company sold its wholly-owned subsidiary, Hycarbex-American Energy, Inc., for an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001, of the Yasin Exploration Block.

          On January 29, 2004, the Company was released from bankruptcy. Pursuant to the plan, all of the existing 66,318,037 shares of common stock and 41,499 shares of preferred stock were cancelled. The Company issued 17,790,884 new shares of common stock to creditors for settlement of approximately $5,700,000 of liabilities at June 30, 2003.

          As of August 10, 2004, the company has no operations.

          b. Going Concern

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as going concerns. The Company has no operations and is dependent upon financing to continue its operations. It is management's plan to manage and maintain its two core assets and to develop these assets where possible to generate cash for further investment and growth. In the case of the southeast Texas oil and gas lease, generation of cash will likely require an outright sale or a partial sale with a retained interest in production, as the company does not have sufficient cash assets to conduct drilling operations or the bonding capacity to obtain operating authority under Texas regulations. With regard to the Pakistan royalty, the company does not have development rights or obligations and must await the results of drilling by Hydro Tur (Energy) Ltd, in the latter part of calendar 2004. If either activity is successful in generating cash assets, management plans to seek out investment opportunities compatible with its focus upon oil and gas properties.

          The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and their ability to generate revenues sufficient to continue pursuing their business purpose. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          c. Accounting Methods

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

          d. Oil and Gas Properties

          The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and  development  activities are capitalized in accordance with full cost accounting. In addition, depreciation capitalized during the years ended June 30, 2003 and 2002 totaled $4,784 and $41,103, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2003, no proved oil and gas reserves had been identified on the one remaining oil and gas property in Southeast Texas. As of June 30, 2002, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $13,040,120 and $637,710 have been recognized in the accompanying consolidated financial statements for the years ended June 30, 2003 and 2002, respectively, on proved and impaired or abandoned oil and gas properties.

          e. Principles of Consolidation

          The consolidated financial statements include the Company and its wholly-owned subsidiaries as detailed previously. All significant intercompany accounts and transactions have been eliminated in consolidation.

          f. Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          g. Property and Equipment and Depreciation

          Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2003, 2002 and 2001, the Companies incurred total depreciation of $6,506, $48,975 and $63,738, respectively.

          In accordance with full cost accounting,$4,784, $41,103 and $46,447 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 2003, 2002 and 2001, respectively, as previously discussed.

          h. Basic Loss Per Share of Common Stock

                                                    June 30,
                                               2003             2002
                                        --------------   ------------------
         Loss (numerator)               $  (14,911,456)  $       (2,538,248)

         Shares (denominator)               66,318,037          65,006,780
                                        --------------   ------------------

         Per share amount               $        (0.22)  $            (0.04)
                                        ==============   ==================

          The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          i. Concentrations of Risk

          From time to time, the cash balances in the Companies U.S. bank accounts exceed Federally insured limits. In addition, the Company had balances held in Pakistan banks that are not federally insured. The balances of $1,108,107 and $1,240,282 as of June 30, 2003 and 2002,
          respectively, held in Pakistan are subject to potential risks based on government intervention.

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

          k. Debt Issuance Costs

          In connection with the receipt of a $1,100,000 note payable, the Company incurred costs of $162,067. The Company capitalized these costs and amortized these costs over the term of the note payable (2.5 years) as follows:



                                                        June 30,
                                                2003                2002
                                        -----------------   -----------------
         Total costs incurred           $         162,067   $         162,067
         Accumulated amortization                (162,067)           (162,067)
                                        -----------------   -----------------
         Net Debt Issuance Costs        $           -       $        -
                                        =================   =================


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

          m. Recent Accounting Pronouncements

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment for FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28,

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148, is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148, did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

          In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

          In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No.46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characeristics of both Liabilities and Equity. SFAS No. 150, changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

          n. Equity Securities

          Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          o. Restricted Cash

          The Company was required under the concession  agreement  discussed in
          Note 2 to commit $2,400,000 over the next three years to explore and test the concession. As of June 30, 2003, $1,116,822 was on deposit with the bank in Pakistan that was to be used for these purposes, which was classified as restricted cash in the accompanying consolidated balance sheet as of June 30, 2003.

          p. Income Taxes

          At June 30, 2003, the Company had net operating loss carryforwards of approximately $40,000,000 that may be offset against future taxable income from the year 2004 through 2023. No tax benefit has been reported in the June 30, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:



                                                    June 30,
                                            2003                2002
                                        -----------------  ----------------
    Income tax benefit at statutory rate    $   1,520,000  $        608,000
    Change in valuation allowance              (1,520,000)         (608,000)
                                        -----------------  ----------------
                                            $        -     $        -
                                        =================  ================

    Deferred tax assets are comprised of the following:

                                June 30,
                                            2003                2002
                                        -----------------  ----------------
    Income tax benefit at statutory rate    $  15,200,000  $     13,680,000
    Valuation allowance                       (15,200,000)      (13,680,000)
                                        -----------------  ----------------
                                            $        -     $        -
                                        =================  ================

Note 2 - Oil and Gas Properties

          At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 2003 and 2002, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years. As described in Note 1, as of June 30, 2003, the Company has one lease remaining in Southeast Texas.

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

          At June 30, 1997, the Companies had been unable to satisfy this obligation and the financial guaranty bond securing the payment of the Drilling Investor Notes had not been enforced, although the Companies intended to satisfy this obligation. Most of the obligation was settled during the year ended June 30, 1998 by issuing 140,383 shares of common stock valued at $325,278. Accordingly, the value of the acquisition of these working interest has been included in the accompanying consolidated financial statements as part of

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 2 - Oil and Gas Properties (continued)
-------------------------------

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

          On August  11,  2001,  the  Companies  were  awarded a new  Concession
          Agreement and Exploratory License in Pakistan known as the Yasin Concession, in the Sindh Providence of Pakistan. During the year ended June 30, 2003, this agreement was terminated by the Company.

          In May 1997, the Companies entered into an agreement to acquire certain oil and gas properties and equipment in the state of Texas for a total of $1,000,000 from an unrelated party. $75,000 cash was paid with the balance of $925,000 to be paid over a maximum of four years with a minimum of $175,000 the first year and $250,000 per year thereafter until paid in full (see Note 3). As described in Note 1, the secured creditor foreclosed on the property and purchased the equipment pursuant to approval from the bankruptcy court.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 2 - Oil and Gas Properties (continued)
-------------------------------

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

          As described in Note 1, as of June 30, 2003, the Company has one remaining lease for oil and gas properties located in Southeast Texas.

Note 3 - Notes Payable and Long-Term Debt
-----------------------------------------

          The following is a summary of notes payable and long-term debt as of June 30, 2003 and 2002:

                                                                                    2003                2002
                                                                                ---------------   -----------------

         10% note payable, due on demand, unsecured                             $        50,000   $          50,000

         Note payable to Company's former President,
          non-interest bearing, due on demand, unsecured.                                30,000              30,000

         Original issue discount note payable with a face value of $1,500,000 bearing no interest, originally due March 17, 2002, past due, secured by certain
          oil and gas properties (see note below)                                        -                1,500,000

         Note payable to a partner in a related company, non-
          interest bearing, due January 2003, unsecured                               1,360,000           1,360,000

         7% note payable to a former Director of the Company,
         due January 2003, unsecured                                                    775,000             775,000

         10% note payable to an officer of the Company, due
          on demand, unsecured                                                           75,000              75,000

         10% note payable to an officer of the Company, due
          on demand, unsecured                                                           50,000              50,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 3 - Notes Payable and Long-Term Debt (continued)
-----------------------------------------
                                                                                    2003                2002
                                                                                ---------------   -----------------

         Convertible subordinated promissory note due to a related company, interest at 6% per annum due annually on January 1, principal due
          April 30, 2011, convertible into shares of common stock at $0.43 per share, prepayment premiums of 1) 8% of principal balance if paid between 2nd and 5th anniversary date, 2) 5% of principal balance if paid between 6th and 8th anniversary date and 3) 2% of principal
          balance if paid after the 8th anniversary date.                             1,094,290           1,094,290

         Note payable to an individual, due on demand,
         unsecured                                                                       75,081           -

         Note payable to a company, due on demand,
         unsecured                                                                       25,000           -
                                                                                ---------------   -----------------

         Total notes payable and long-term debt                                       3,534,371           4,934,290

         Less: current portion                                                       (3,534,371)         (3,840,000)
                                                                                ---------------   -----------------
         Long-Term Debt                                                         $-                $       1,094,290
                                                                                ===============   =================

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

          On August 12, 2002, the Companies and the note holder entered into an agreement to forego foreclosure proceeding on the properties, conditional upon the note holder receiving certain prescribed payments thru October 2002. If the $1,500,000 was not paid by November 10, 2002, the note holder had the right to pursue all of his legal remedies with respect to the property in order to receive the full $1,500,000. As described in Note 1 the $1,500,000 note payable was settled through the foreclosure of the oil and gas properties located in Texas.

Note 4 - Capital Lease Obligations
----------------------------------

          The Company entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease has a term of 36 months with a total monthly lease payment of $122.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

          The following are the scheduled annual payments on the capital lease:

                Year Ending June 30,
                        2004                            $            709
                                                        -----------------
         Total minimum lease commitments                              709
         Less: amount representing interest                           (30)
                                                        -----------------
         Total capital lease obligations                              679
         Less: current portion                                       (679)
                                                        -----------------
         Total Long-Term Capital Lease Obligations      $       -
                                                        =================

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

          As described in Note 1, pursuant to the bankruptcy proceedings, the preferred stock was canceled.

Note 6 - Common Stock

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 6 - Common Stock (continued)
---------------------

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

          As described in Note 1, all of the outstanding  shares of common stock
          as  of  June  30,  2003,   were   cancelled   pursuant  to  bankruptcy
          proceedings.

Note 7 - Common Stock Warrants
------------------------------

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

          Under the provisions of SFAS No. 123 for warrants granted to employees, the Company's net loss for the years ended June 30, 2003, 2002 and 2001 would have been unchanged from the reported net loss.

          A summary of the status of the Company's stock warrants as of June 30, 2003 and changes during the year ended June 30, 2003 are presented below:

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 7 - Warrants (continued)
-----------------------------


                                                                              Weighted          Weighted
                                                                               Average           Average
                                                            Stock             Exercise          Grant Date
                                                           Warrants            Price             Fair Value
                                                          ------------    --------------      -----------------
         Outstanding, June 30, 2002                          3,351,929    $         1.37      $            0.17
              Granted                                             -                   -                   -
              Expired/Canceled                                    -                   -                   -
              Exercised                                           -                   -                   -
                                                          ------------    --------------      -----------------

         Outstanding, June 30, 2003                          3,351,929              1.37                   0.17
                                                          ------------    --------------      -----------------

         Exercisable, June 30, 2003                          3,351,929    $         1.37      $            0.17
                                                          ============    ==============      =================


         The following summarizes the exercise price per share and expiration date of the Company's outstanding warrants to purchase common stock at June 30, 2003;

                                         Number of SharesExpiration Date                       Exercise Price
                                         -------------------------------                       --------------
                                                   150,000                 9/17/04             $         0.360
                                                    50,000                 11/4/04                       2.310
                                                    80,000                  5/1/05                       1.250
                                                    80,000                 6/18/05                       3.970
                                                   168,530                 7/24/05                       0.360
                                                    28,166                 7/29/05                       0.360
                                                    25,000                  8/4/05                       4.000
                                                   187,333                 9/29/05                       0.360
                                                    22,500                 10/1/05                       0.360
                                                   135,000                 12/9/05                       4.030
                                                   390,400                  1/5/06                       0.360
                                                   450,000                  1/6/06                       3.000
                                                   185,000                  5/4/06                       1.560
                                                   125,000                 5/17/06                       1.500
                                                 1,200,000                12/27/06                       1.000
                                                    75,000                 2/14/07                       0.750
                                         -----------------
               Balance outstanding,
               June 30, 2003                     3,351,929
                                         =================

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

          During the year ended June 30, 2002, 525,000 warrants expired. The total outstanding warrants at June 30, 2003 is 3,351,929.

          As described in Note 1, all of the outstanding warrants as of June 30, 2003, were cancelled pursuant to bankruptcy proceedings.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001

Note 8 - Direct Method Cash Flow Statement
------------------------------------------

          Pursuant to SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the following statement of cash flows has been prepared for the year ended June 30, 2003 using the direct method.

                                                                      2003
                                                                ----------------
         Cash Flows from Operating Activities:
              Cash received from customers                      $       443,118
              Cash paid for general and administrative expenses        (791,925)
                                                                ---------------

                  Net cash used by Operating Activities                (348,807)

         Cash Flows from Investing Activities:
              Cash received from sale of assets                         140,000
              Cash paid for capital leases                              (59,920)
                                                                ---------------

                  Net cash provided by Investing Activities              80,080

         Cash Flows from Financing Activities
              Cash received from notes payable                           75,081
              Cash paid for capital leases                                 (726)
                                                                ---------------

                  Net cash provided by Financing Activities              74,355
                                                                ---------------

              Net Increase (Decrease) in Cash                          (194,372)

              Cash and cash equivalents at Beginning of Year          1,318,588
                                                                ---------------

              Cash and cash equivalents at End of Year          $     1,124,216
                                                                ===============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2003 and 2002

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

         (1)      Capitalized Costs Relating to Oil and Gas Producing Activities
                                                                                            June 30,
                                                                                    2003            2002
                                                                                ---------       ---------
         Proved oil and gas producing properties and related
           lease and well equipment                                             $  -            $ 704,333
         Accumulated depreciation and depletion                                    -            (637,710)
                                                                                ---------       ---------

         Net Capitalized Costs                                                  $  -            $  66,623
                                                                                =========       =========

          (2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

                                                                                       For the Years Ended
                                                                                            June 30,
                                                                                    2003            2002
                                                                                ---------       ---------
         Acquisition of Properties
              Proved                                                            $  -              $  -
              Unproved                                                             -                 -
         Exploration Costs                                                         -                 -
         Development Costs                                                         -              704,333

          The Company does not have any investments accounted for by the equity method.

         (3)  Results of Operations for Producing Activities
                                                                                    For the Years Ended
                                                                                            June 30,
                                                                                    2003            2002
                                                                                ---------       ----------
         Sales                                                                  $ 357,062       $1,051,358
         Production costs                                                         (34,082)        (507,382)
         Depreciation and depletion                                              (351,652)        (637,710)
                                                                                ---------       ----------

         Results of operations for producing activities
          (excluding corporate overhead and interest costs)                     $ (28,672)      $  (93,734)
                                                                                =========       ==========

         (4)      Reserve Quantity Information
                                                                                     Oil          Gas
                                                                                     BBL          MCF
                                                                                ---------       ---------
         Proved developed and undeveloped reserves:

         Balance, June 30, 2002                                                 2,338,099       -
           10% of reserves sold during year                                      (233,810)      -
           Change in estimates                                                 (2,104,289)      -
           Production                                                                 -         -
                                                                                ---------       ---------
         Balance, June 30, 2003                                                       -         -
                                                                                =========       =========

         Proved developed reserves:
                                                          Oil            Gas
                                                          BBL            MCF
                                                       ---------       ---------

           Beginning of the year ended June 30, 2002     483,247         -

           End of the year ended June 30, 2003               -           -


          During the year ended June 30, 2003, the Company did not have reserve studies and estimates prepared on the one remaining oil and gas property located in Southeast Texas. Therefore, the balance of the proved reserves and underdeveloped reserves should be $0.

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

                                At June 30, 2003

                                                                The American
                                                                Energy Group
                                                                  Ltd. and
                                                                Subsidiaries

       Future cash inflows                                       $        -
       Future production and development costs                            -
                                                                 --------------
       Future net inflows before income taxes                             -
       Future income tax expense                                          -
                                                                 --------------
       Future net cash flows                                              -
       10% interest held by related company                               -
       10% annual discount for estimated timing of cash flows             -
                                                                 --------------

       Standardized measure of discounted future net cash flows  $        -
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

          Since the Company did not complete a reserve study at June 30, 2003, the standardized measure of discounted future net cash flows is $0.