Form 10QSB
period 2003-09-30
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X__     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934
___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934

                For the quarterly period ended September 30, 2003

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

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB


PART I-FINANCIAL INFORMATION                                                            PAGE

Item 1.           Financial Statements.................................................    3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation.................................................   10

Item 3.           Controls and Procedures..............................................   12

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings....................................................   12

Item 2.           Changes in Securities................................................   12

Item 3.           Defaults Upon Senior Securities......................................   13

Item 4.           Submission of Matters to a Vote of Security Holders..................   13

Item 5.           Other Information....................................................   13

Item 6.           Exhibits and Reports on Form 8-K.....................................   14


SIGNATURES.............................................................................   14

                          PART I-FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                    September 30,     June 30,
                                                       2003             2003
                                                    (Unaudited)      (Audited)
                                                    ------------    ------------
ASSETS

Current Assets
        Cash                                        $      5,376    $      7,394
        Restricted Cash
                                                       1,116,822       1,116,822
                                                    ------------    ------------
        Total Current Assets
                                                       1,122,198       1,124,216
                                                    ------------    ------------
Total Assets                                        $  1,122,198    $  1,124,216
                                                    ============    ============
LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
        Accounts payable                            $    498,806    $    496,378
        Accrued liabilities
                                                         218,243         218,243
        Capital lease obligations
                                                             679             679
                                                    ------------    ------------
        Total Current Liabilities
                                                         717,728         715,300
                                                    ------------    ------------
Liabilities not subject to Compromise
                                                          65,722          65,722
                                                    ------------    ------------
Liabilities subject to Compromise
        Prepetion trade account payable
                                                         565,584         565,584
        Prepetition notes payable
                                                       3,534,371       3,534,371
        Accrued prepetion expenses
                                                       1,615,679       1,619,679
                                                    ------------    ------------
        Total Liabilities Subject to Compromise
                                                       5,715,634       5,719,634
                                                    ------------    ------------
        Total Liabilities
                                                       6,499,084       6,500,656
                                                    ------------    ------------
Shareholders' Equity
        Convertible preferred stock par value
        $.001 per share authorized 20,000,000
        shares issued and outstanding
        At June 30, 2003:  41,500 shares
        At September 30, 2003:  41,500 shares
                                                              42              42

        Common stock, par value $.001
        per share, authorized: 80,000,000
        shares, issued and outstanding:
        At June 30, 2003:  66,318,037 shares
        At September 30, 2003:  66,318,037 shares
                                                          66,318          66,318

        Capital in excess of par value                37,763,777      37,763,777

        Accumulated deficit                          (43,207,023)    (43,206,577)
                                                    ------------    ------------
        Net Shareholders' Equity
                                                      (5,376,886)     (5,376,440)
                                                    ------------    ------------
Total Liabilities and Shareholders' Equity          $  1,122,198    $  1,124,216
                                                    ============    ============



                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended     Three Months Ended
                                               September 30,          September 30,
                                                   2003                  2002
                                               (Unaudited)            (Unaudited)
                                                ---------             ----------
REVENUES
        Oil and gas sales                       $    --                $ 278,342
        Lease operating and production costs         --                   91,810
                                                ---------              ---------
           Gross Profit                              --                  186,532
                                                ---------              ---------

OTHER EXPENSES
        Legal and professional fees                  --                  139,536
        Administrative salaries                       249                 67,369
        Office overhead expense                       583                 15,422
        Depreciation and amortization expense        --                  159,853
        General and administrative expense        276,350
                                                                           5,182
                                                ---------              ---------
           Total Other Expenses                     6,014                658,530
                                                ---------              ---------
NET OPERATING PROFIT (LOSS)                        (6,014)              (471,998)
                                                ---------              ---------
OTHER INCOME (EXPENSE)
        Interest income
                                                     --                    5,495
        Interest expense
                                                     --                   (6,673)
        Miscellaneous income
                                                    5,568                   --
                                                ---------              ---------
           Net Other Income (Expenses)
                                                     (446)                (1,178)
                                                ---------              ---------
NET INCOME BEFORE TAX                            (473,176)
                                                                            (446)
        Federal Income Tax                           --                     --
                                                ---------              ---------
NET INCOME (LOSS) FOR PERIOD                    $    (446)             $(473,176)
                                                =========              =========

EARNINGS (LOSS) PER SHARE                       $   (0.01)             $   (0.01)
                                                =========              =========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Three months                Three months
                                                           ended                        ended
                                                       September 30,                September 30,
                                                           2003                         2002
                                                        (Unaudited)                  (Unaudited)
                                                        -----------                  -----------
Cash Flows from Operating Activities:

Net income (loss)                                       $      (446)                 $  (473,176)

Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                --                        170,442
  Less amount capitalized to oil & gas properties              --                         (1,754)

Changes in operating assets and liabilities:
  (Increase) decrease in receivables                           --                          2,124

  (Increase) decrease in other current assets                  --                          9,343
  Increase (decrease) in accounts payable                     2,428                       74,773

  Increase (decrease) in accrued expenses and
    Other current liabilities                                (4,000)                     185,590
                                                        -----------                  -----------
     Cash Provided by (Used in) Operating Activities         (2,018)                     (32,658)
                                                        -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for oil and gas properties                      --                        (59,920)
                                                        -----------                  -----------
     Cash Provided By (Used in) Investing Activities           --                        (59,920)
                                                        -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on notes payable and long-term liabilities          --                           (341)
                                                        -----------                  -----------

     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                           (341)
                                                        -----------                  -----------

Net Increase (Decrease) in Cash                              (2,018)                     (92,919)

Cash and Cash Equivalents Beginning of Period             1,124,216
                                                                                       1,318,588
                                                        -----------                  -----------

Cash and Cash Equivalents End of Period                 $ 1,122,198                  $ 1,225,669
                                                        ===========                  ===========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR
               THE PERIOD JUNE 30, 2003 THROUGH SEPTEMBER 30, 2003

                                                           Convertible Voting         Capital in
                                         Common Stock        Preferred Stock           Excess of     Accumulated
                             Shares          Amount        Shares         Amount       Par Value       Deficit
                          ------------   ------------   -----------    ------------  -------------   ------------
Balance,
June 30, 2003               66,318,037   $     66,318         41,499   $        423   $ 37,763,777   $(43,206,577)

Net income for
the three months  ended
September
30, 2003 (unaudited)              --             --             --             --             --
                                                                                                             (446)
                          ------------   ------------   ------------   ------------   ------------   ------------
Balance,
September 30,
2003 (unaudited)            66,318,037   $     66,318         41,499   $         42   $ 37,763,777   $(43,207,023)
                          ============   ============   ============   ============   ============   ============




                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and September 30, 2002


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited consolidated financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessary indicative of the operating results for the full years.


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

Results of Operations

     Our operations for the period ending September 30, 2003 reflected a net loss of $446 on no revenues from oil and gas operations. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. As a result of the loss of these cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.


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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We did not submit any matters to a vote of security holders during the quarter ended September 30, 2003.

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

          (b) No reports on Form 8-K were filed during the period ended September 30, 2003.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE AMERICAN ENERGY GROUP, LTD.
                                      (REGISTRANT)



                             By:/s/ R. Pierce Onthank
                               -------------------------------
                               R. Pierce Onthank, President, Secretary, Director
                                  and acting Chief Financial Officer


                             By:/s/ Dr. Iftihhar Zahid
                               ------------------------------
                               Dr. Iftikhar Zahid, Director



DATED:   August 18, 2004