Form 10QSB
period 2003-12-31
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
      OF 1934
---

---   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
      OF 1934

                For the quarterly period ended December 31, 2003

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

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                              PAGE

Item 1.           Financial Statements.................................     3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation.................................     9

Item 3.           Controls and Procedures..............................    11

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings....................................    11

Item 2.           Changes in Securities................................    11

Item 3.           Defaults Upon Senior Securities......................    12

Item 4.           Submission of Matters to a Vote of Security Holders..    12

Item 5.           Other Information....................................    12

Item 6.           Exhibits and Reports on Form 8-K.....................    13


SIGNATURES.............................................................    13

                          PART I-FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                               December 31,       June 30, 2003
                                                   2003
                                               (Unaudited)         (Audited)
                                            ----------------  ------------------

ASSETS

Current Assets
            Cash                                    $59,407              $7,394
            Restricted Cash                               -           1,116,822
                                            ----------------  ------------------

            Total Current Assets                     59,407           1,124,216
                                            ----------------  ------------------

Other Assets
            Deposits and other assets                     -                   -
                                            ----------------  ------------------

            Total Other Assets                            -                   -
                                            ----------------  ------------------

Total Assets                                        $59,407          $1,124,216
                                            ================  ==================


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
            Accounts payable                       $238,588            $496,378
            Accrued liabilities                     155,728             218,243
            Capital lease obligations                   679                 679
                                            ----------------  ------------------

            Total Current Liabilities               394,995             715,300
                                            ----------------  ------------------

Liabilities not subject to Compromise                65,722              65,722
                                            ----------------  ------------------

Liabilities subject to Compromise
            Prepetion trade account payable         565,584             565,584
            Prepetition notes payable             3,534,371           3,534,371
            Accrued prepetion expenses            1,351,874           1,619,679
                                            ----------------  ------------------

            Total Liabilities Subject to
             Compromise                           5,451,829           5,719,634
                                            ----------------  ------------------


Noncurrent Liabilities
            Convertible debt                        150,000                   -
                                            ----------------  ------------------

            Total Liabilities                     6,062,546           6,500,656
                                            ----------------  ------------------

Shareholders' Equity
            Convertible preferred stock par
             value $.001 per share authorized
             20,000,000 shares issued and
             outstanding At June 30, 2003:
             41,500 shares At December 31,
             2003:  41,500 shares                        42                  42

            Common stock, par value $.001
             per share, authorized: 80,000,000
             shares, issued and outstanding:
             At June 30, 2003:  66,318,037
             shares At December 31, 2003:
             66,318,037 shares                       66,318              66,318

            Capital in excess of par value       37,763,777          37,763,777


            Accumulated deficit                 (43,833,276)        (43,206,577)
                                            ----------------  ------------------


            Net Shareholders' Equity             (6,003,139)         (5,376,440)
                                            ----------------  ------------------

Total Liabilities and Shareholders' Equity          $59,407          $1,124,216
                                            ================  ==================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Months     Three Months     Six Months     Six Months
                                           Ended            Ended           Ended          Ended
                                       December 31,     December 31,     December 31,   December 31,
                                           2003             2002            2003           2002
                                        (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
                                   ----------------------------------------------------------------
REVENUES
  Oil and gas sales                              $-          $58,559             $-       $336,901
  Lease operating and production
   costs                                          -          114,026              -        205,836
                                   ----------------------------------------------------------------

     Gross Profit (Loss)                          -          (55,467)             -        131,065
                                   ----------------------------------------------------------------

OTHER EXPENSES
  Legal and professional fees                     -           54,604              -        194,140
  Administrative salaries                         -           65,141            249        132,510
  Office overhead expense                       136           20,807            719         36,229
  Depreciation and amortization
   expense                                        -           26,754              -        186,607
  General and administrative
   expense                                    6,383          144,259         11,565        420,609
                                   ----------------------------------------------------------------

     Total Other Expenses                     6,519          311,565         12,533        970,095
                                   ----------------------------------------------------------------

NET OPERATING PROFIT (LOSS)                  (6,519)        (367,032)       (12,533)      (839,030)
                                   ----------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                 -                -              -          5,495
  Interest expense                                -          (67,328)             -        (74,001)
  Miscellaneous income                            -                -          5,568              -
  Forgiveness of debt income                      -                -              -              -
  Gain (loss) on asset sales               (619,734)               -       (619,734)             -
                                   ----------------------------------------------------------------

     Net Other Income (Expenses)           (619,734)         (67,328)      (614,166)       (68,506)
                                   ----------------------------------------------------------------

NET INCOME BEFORE TAX                      (626,253)        (434,360)      (626,699)      (907,536)

  Federal Income Tax                              -                -              -              -
                                   ----------------------------------------------------------------

NET INCOME (LOSS) FOR PERIOD              $(626,253)       $(434,360)     $(626,699)     $(907,536)
                                   ================================================================

EARNINGS (LOSS) PER SHARE                    $(0.01)          $(0.01)        $(0.01)        $(0.01)
                                   ================================================================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six months      Six months
                                                           ended          ended
                                                        December 31,   December 31,
                                                           2003           2002
                                                        (Unaudited)    (Unaudited)
                                                      --------------- --------------
Cash Flows from Operating Activities:

Net income (loss)                                          $(626,699)     $(907,536)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                    -        198,950
  Less amount capitalized to oil & gas properties                           ( 3,507)
Changes in operating assets and liabilities
 (Increase) decrease in receivables                                -         87,360
  (Increase) decrease in other current assets                      -         14,822
  Increase (decrease) in accounts payable                   (257,790)        93,944
  Increase (decrease) in accrued expenses and
    Other current liabilities                               (330,320)       349,462
                                                      --------------- --------------

     Cash Provided by (Used in) Operating Activities      (1,214,809)      (166,505)
                                                      --------------- --------------

Cash Flows from Investing Activities:
Expenditures for oil and gas properties                            -        (59,920)
                                                      --------------- --------------

     Cash Provided By (Used in) Investing Activities               -        (59,920)
                                                      --------------- --------------

Cash Flows from Financing Activities:
  Proceeds from notes payable                                150,000         50,000
  Payments on notes payable and long-term liabilities              -           (597)
                                                      --------------- --------------

     Cash Provided By (Used in) Financing Activities         150,000         49,403
                                                      --------------- --------------

Net Increase (Decrease) in Cash                           (1,064,809)      (177,022)

Cash and Cash Equivalents Beginning of Period              1,124,216      1,318,588
                                                      --------------- --------------

Cash and Cash Equivalents End of Period                      $59,407     $1,141,566
                                                      =============== ==============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 30, 2003 THROUGH DECEMBER 31, 2003


                                                               Convertible Voting      Capital in
                                       Common Stock             Preferred Stock         Excess of    Accumulated
                                    Shares       Amount      Shares        Amount       Par Value      Deficit
                                -------------- ------------------------ ------------------------------------------


Balance,
June 30, 2002                      66,318,037     $66,318       41,499           $42    $37,763,777  $(43,206,577)

Net income for
the six months  ended December
31, 2003 (unaudited)                        -           -            -             -              -      (626,699)
                                -------------- ------------------------ ------------------------------------------

Balance,
December 31,
2003 (unaudited)                   66,318,037     $66,318       41,499           $42    $37,763,777  $(43,833,276)
                                ============== ======================== ==========================================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     December 31, 2003 and December 31, 2002

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 audited consolidated financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessary indicative of the operating results for the full years.


NOTE 2 -      SUBSEQUENT EVENTS

              On June 28, 2002, The American Energy Group, Ltd (Parent) was placed into involuntary bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. The proceeding was converted to a Chapter 11 proceeding on December 20, 2002. On September 3, 2003, the United States Bankruptcy Court confirmed the Second Amended Plan of Reorganization which became final on September 14, 2003. Under this Second Amended Plan of Reorganization, the pre-bankruptcy creditors were issued newly authorized shares of Common stock in exchange for their credit balances and all shares of stock issued and outstanding to pre-bankruptcy shareholders were cancelled. During the quarter ended March 31, 2004, the Company issued 20,280,456 shares in satisfaction of $4,924,298 of debt owed to its creditors and to obtain the Hydro Tur (Energy) Ltd. amendment described below.

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

              In November, 2003, the Parent sold the stock of its wholly owned subsidiary, Hycarbex-American Energy, Inc. The Parent retained an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001 of the Yasin Exploration Block. During the quarter ended December 31, 2003, the Company reported a loss of $619,734 related to the disposition of this wholly-owned subsidiary. In the first two quarters of calendar 2003, the Parent and its remaining wholly-owned subsidiary, American Energy Operating Corp., have either abandoned or surrendered through the foreclosure discussed above, all of their leasehold properties with the exception of one lease in Galveston County, Texas. Furthermore, the retained Galveston County, Texas lease was ultimately written down to no value as the Companies did not conduct a reserve study, thus the ceiling limitations necessary to carry the capitalized costs were not obtained. During the quarter ended June 30, 2003, the Companies wrote off $154,149 of capitalized oil and gas costs related to the ceiling test limitation and $9,226,614 related to abandoned leasehold properties.

NOTE 3-CONVERTIBLE DEBT

              Pursuant to the convertible debt authorized by the United States Bankruptcy Court under the Company's Second Amended Plan of Reorganization, the Company received $550,000 in loan commitments from various lenders. The loans are documented by promissory notes bearing interest at the prime interest rate charge by Chase Manhattan Bank, N.A., until the note is converted into common shares of the company. The notes have a twenty four (24) month term and are secured by one half of the net future oil and gas production, if any, of the Company. At any time prior to the maturity dates of the notes, the company shall have the absolute right to convert the principal plus accrued interest balance of the loans advanced to common shares of the company at a conversion rate of five (5) common shares for each (1) US dollar of debt so converted. As of December 31, 2003, the Company received $150,000 related to these convertible notes.

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

Results of Operations

         Our operations for the period ending December 31, 2003 reflected a net loss of $626,699 on no revenues from oil and gas operations. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities totaling $289,588 are still carried on our books post-bankruptcy, despite the inactivation of the subsidiary. The sale of our other subsidiary, Hycarbex American Energy, Inc., carried with it the assets and liabilities of the subsidiary, including prepaid restricted deposits in Pakistan of $1,116,822 which would have been forfeited with the loss of the exploration license had the subsidiary not been sold. This restricted cash is not reflected in the cash assets subsequent to the sale.

         As a result of the loss of our cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.

Liquidity and Capital Resources

         Our lack of liquidity and adequate capital resources as well as the need for reorganization for the several successive reporting periods through the fiscal period ending June 30, 2002, were addressed in our bankruptcy proceedings. Since emerging from bankruptcy in 2004, we have been funded solely through the private sale of convertible debt securities under commitments totaling $550,000 pursuant to Second Amended Plan of Reorganization, which if such securities are converted, will increase the outstanding Common shares by 2,750,000 shares. For the period ended December 30, 2003, we received convertible debt loans of $150,000. This was our only source of capital. On a going forward basis, we believe that we will have sufficient cash assets to meet our needs into the first calendar quarter of 2005, but the need for additional operating capital after that time will require an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         We did not submit any matters to a vote of security holders during the quarter ended December 31, 2003.

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

(b) No reports on Form 8-K were filed during the period ended December 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          THE AMERICAN ENERGY GROUP, LTD.
                                   (REGISTRANT)



                          By:/s/ R. Pierce Onthank
                             -----------------------------
                             R. Pierce Onthank, President, Secretary, Director
                                and acting Chief Financial Officer


                          By:/s/ Dr. Iftihhar Zahid
                             ------------------------------
                             Dr. Iftikhar Zahid, Director



DATED:   August 18, 2004


13