Form 10QSB
period 2004-03-31
AMERICAN ENERGY GROUP LTD
filed 2004-08-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X__     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934
___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934

                  For the quarterly period ended March 31, 2004

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

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB


PART I-FINANCIAL INFORMATION                                                            PAGE

Item 1.           Financial Statements..................................................   3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation..................................................  11

Item 3.           Controls and Procedures...............................................  13

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................  13

Item 2.           Changes in Securities.................................................  13

Item 3.           Defaults Upon Senior Securities.......................................  14

Item 4.           Submission of Matters to a Vote of Security Holders...................  14

Item 5.           Other Information.....................................................  14

Item 6.           Exhibits and Reports on Form 8-K......................................  15

                          PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  March 31, 2004         June 30, 2003
                                                    (Unaudited)            (Audited)
                                              ---------------------  --------------------

ASSETS

Current Assets
    Cash                                                   $55,491                $7,394
    Restricted Cash                                              -             1,116,822
                                              ---------------------  --------------------

    Total Current Assets                                    55,491             1,124,216
                                              ---------------------  --------------------

Other Assets
    Prepaid Salaries                                        30,000                     -
                                              ---------------------  --------------------

    Total Other Assets                                      30,000                     -
                                              ---------------------  --------------------

Total Assets                                               $85,491            $1,124,216
                                              =====================  ====================

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Accounts payable                                      $238,588              $496,378
    Accrued liabilities                                     53,350               218,243
    Capital lease obligations                                  679                   679
                                              ---------------------  --------------------

    Total Current Liabilities                              292,617               715,300
                                              ---------------------  --------------------

Liabilities not subject to Compromise                            -                65,722
                                              ---------------------  --------------------

Liabilities subject to Compromise
    Prepetion trade account payable                              -               565,584
    Prepetition notes payable                                    -             3,534,371
    Accrued prepetion expenses                                   -             1,619,679
                                              ---------------------  --------------------

    Total Liabilities Subject to Compromise                      -             5,719,634

Noncurrent Liabilities
    Convertible debt                                       250,000

    Total Liabilities                                      542,617             6,500,656
                                              ---------------------  --------------------

Shareholders' Equity
    Convertible preferred stock par value
    $.001 per share authorized 20,000,000
    shares issued and outstanding
    At June 30, 2003:  41,500 shares
    At December 31, 2003:  41,500 shares                         -                    42

    Common stock, par value $.001
    per share, authorized: 80,000,000
    shares, issued and outstanding:
    At June 30, 2003:  66,318,037 shares
    At March 31, 2004:  23,280,456 shares                   23,280                66,318

    Capital in excess of par value                       1,019,309            37,763,777

    Accumulated deficit                                 (1,499,715)          (43,206,577)
                                              ---------------------  --------------------


    Net Shareholders' Equity                              (457,126)           (5,376,440)
                                              ---------------------  --------------------

Total Liabilities and Shareholders' Equity                 $85,491            $1,124,216
                                              =====================  ====================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Three Months Three Months Nine Months Nine Months
                                                                             Ended      Ended       Ended       Ended
                                                                           March 31,  March 31,   March 31,   March 31,
                                                                              2004        2003       2004        2003
                                                                          (Unaudited)(Unaudited) (Unaudited)(Unaudited)
                                                                          ----------------------------------------------
REVENUES
  Oil and gas sales                                                               $-     $20,161         $-    $357,062
  Lease operating and production costs                                             -      26,773          -     232,609
                                                                          ----------------------------------------------

     Gross Profit (Loss)                                                           -      (6,612)         -     124,453
                                                                          ----------------------------------------------

OTHER EXPENSES
  Legal and professional fees                                                  5,600      30,000      5,600     224,140
  Administrative salaries                                                    140,000      32,435    140,249     164,945
  Office overhead expense                                                          -       1,646        719      37,875
  Depreciation and amortization expense                                            -      11,277          -     197,884
  General and administrative expense                                             261      38,659     11,826     459,268
                                                                          ----------------------------------------------

     Total Other Expenses                                                   145, 861     114,017    158,394   1,084,112
                                                                          ----------------------------------------------

NET OPERATING PROFIT (LOSS)                                                 (145,861)   (120,629)  (158,394)   (959,659)
                                                                          ----------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                                  -       2,806          -       8,301
  Interest expense                                                           ( 2,250)         (8)    (2,250)    (74,009)


  Miscellaneous income                                                             -           -      5,568           -
  Gain (loss) on disposition of assets                                             -  (3,896,834)  (619,734) (3,896,834)
                                                                          ----------------------------------------------

     Net Other Income (Expenses)                                                   -  (3,894,036)  (616,416) (3,962,542)
                                                                          ----------------------------------------------

NET INCOME BEFORE TAX                                                       (148,111) (4,014,665)  (774,810) (4,922,201)

  Federal Income Tax                                                               -           -          -           -
                                                                          ----------------------------------------------

NET INCOME (LOSS) FOR PERIOD                                               $(148,111)$(4,014,665) $(774,810)$(4,922,201)
                                                                          ==============================================

EARNINGS (LOSS) PER SHARE                                                     $(0.01)     $(0.01)    $(0.01)     $(0.01)
                                                                          ==============================================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Nine months Nine months
                                                                                                   ended       ended
                                                                                                 March 31,    March 31,
                                                                                                    2004         2003
                                                                                                (Unaudited) (Unaudited)
                                                                                                ----------- ------------
Cash Flows from Operating Activities:

Net income (loss)                                                                                $(774,810) $(4,922,201)
Adjustments to Reconcile Net Loss to Cash
  Provided by (Used in) Operating Activities:
  Depreciation and amortization                                                                          -      211,504
  Less amount capitalized to oil & gas properties                                                        -       (4,784)
  (Gain)  / loss on asset sale / disposition                                                             -    3,896,834
  Forgiveness of debt income                                                                             -
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                                                     -       87,360
  (Increase) decrease in other current assets                                                      (30,000)      15,022
  Increase (decrease) in accounts payable                                                         (257,790)     106,611
  Increase (decrease) in accrued expenses and
    Other current liabilities                                                                     (256,125)     409,621
                                                                                                ----------- ------------

     Cash Provided by (Used in) Operating Activities                                            (1,318,725)    (200,033)
                                                                                                ----------- ------------

Cash Flows from Investing Activities:

  Expenditures for oil and gas properties                                                                -      (59,920)
  Expenditures for other property and equipment
            Proceeds from the sale of assets                                                             -      140,000
                                                                                                ----------- ------------

     Cash Provided By (Used in) Investing Activities                                                     -       80,080
                                                                                                ----------- ------------

Cash Flows from Financing Activities:

  Expenditures (refund) for offering costs
  Proceeds from notes payable                                                                      250,000       50,000
  Payments on notes payable and long-term liabilities                                                    -        ( 726)
                                                                                                ----------- ------------

     Cash Provided By (Used in) Financing Activities                                               250,000       49,274
                                                                                                ----------- ------------

Net Increase (Decrease) in Cash                                                                 (1,068,725)     (70,679)

Cash and Cash Equivalents Beginning of Period                                                    1,124,216    1,318,588
                                                                                                ----------- ------------

Cash and Cash Equivalents End of Period                                                            $55,491   $1,247,909
                                                                                                =========== ============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 30, 2003
                             THROUGH MARCH 31, 2004



                                                                           Convertible Voting Capital in
                                                           Common Stock      Preferred Stock  Excess of    Accumulated
                                                        Shares     Amount    Shares    Amount Par Value      Deficit
                                                     ------------ -------- ----------- ------ ------------ -------------


Balance,  June 30, 2003                               66,318,037  $66,318      41,499    $42  $37,763,777  $(43,206,577)

Liquidation of stock under
  Chapter 11 bankruptcy                              (66,318,037) (66,318)    (41,499)   (42) (37,763,777)   42,481,672

New stock issued to creditors
  under Chapter 11 bankruptcy                         20,280,456   20,280           -      -      922,309             -

Common stock
Issued to officers
For services
Rendered                                               3,000,000    3,000                          97,000
Net (loss) for the period 7/1/03 through
  emergence from bankruptcy on 1/29/04                         -        -           -      -            -      (727,699)

Net (loss) for the period 1/30/04 through
  March 31, 2004 (unaudited)                                   -        -           -      -            -       (47,111)
                                                     ------------ -------- ----------- ------ ------------ -------------

Balance, March 31 2004 (unaudited)                    23,280,456  $23,280           0     $-   $1,019,309   $(1,499,715)
                                                     ============ ======== =========== ====== ============ =============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        March 31, 2004 and March 31, 2003

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

NOTE 2 - SUBSEQUENT EVENTS

         On June 28, 2002, The American Energy Group, Ltd (Parent) was placed into involuntary bankruptcy protection under Chapter 7 of the United States Bankruptcy Code. The proceeding was converted to a Chapter 11 proceeding on December 20, 2002. On September 3, 2003, the United States Bankruptcy Court confirmed the Second Amended
         Plan of Reorganization which became final on September 14, 2003. Under this Second Amended Plan of Reorganization, the pre-bankruptcy creditors were issued newly authorized shares of Common stock in exchange for their credit balances and all shares of stock issued and outstanding to pre-bankruptcy shareholders were cancelled. During the quarter ended March 31, 2004, the Company issued 20,280,456 shares in satisfaction of $4,924,298 of debt owed to its creditors and to obtain the Hydro Tur (Energy), Ltd. amendment described below.

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

         In November, 2003, the Parent sold the stock of its wholly owned subsidiary, Hycarbex-American Energy, Inc. The Parent retained an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001 of the Yasin Exploration Block. During the quarter ended December 31, 2003, the Company reported a loss of $619,734 related to the disposition of this wholly-owned subsidiary. During the first two quarters of 2003, the Parent and its remaining wholly-owned subsidiary, American Energy Operating Corp., have either abandoned or surrendered through the foreclosure discussed above, all of their leasehold properties with the exception of one lease in Galveston County, Texas. Furthermore, the retained Galveston County, Texas lease was ultimately written down to no value as the Companies did not conduct a reserve study, thus the ceiling limitations necessary to carry the capitalized costs were not obtained. During the quarter ended June 30, 2003, the Companies wrote off $154,149 of capitalized oil and gas costs related to the ceiling test limitation and $9,226,614 related to abandoned leasehold properties.

NOTE 3-CONVERTIBLE DEBT

         Pursuant to the convertible debt authorized by the United States Bankruptcy Court under the Company's Second Amended Plan of Reorganization, the Company received $525,000 in loan commitments from various lenders. The loans are documented by promissory notes bearing interest at the prime interest rate charge by the Chase Manhattan Bank, N.A., until the note is converted into common shares of the company. The notes have a twenty four (24) month term and are secured by one half of the net future oil and gas production, if any, of the Company. At any time prior to the maturity dates of the notes, the company shall have the absolute right to convert the principal plus accrued interest balance of the loans advanced to common shares of the company at a conversion rate of five (5) common shares for each (1) US dollar of debt so converted. As of March 31, 2004, the Company received $250,000 related to these convertible notes.

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

Results of Operations

     Our operations for the period ending March 31, 2004 reflected a net loss of $148,111 attributable to salaries paid to the directors in the form of stock ($100,000 attributed value) and cash of $40,000. There were no revenues from operations. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities totaling $289,588 are still carried on our books post-bankruptcy, despite the inactivation of the subsidiary. The sale of our other subsidiary, Hycarbex American Energy, Inc., carried with it the assets and liabilities of the subsidiary, including prepaid restricted deposits in Pakistan of $1,116,822 which would have been forfeited with the loss of the exploration license had the subsidiary not been sold. This restricted cash is not reflected in the cash assets subsequent to the sale.

     As a result of the loss of our cash producing assets through foreclosure, we have purposely omitted a detailed discussion of operational results and their ramifications.

     During the bankruptcy proceedings and immediately thereafter, We received $550,000 in commitments for convertible debt funding from third parties which was authorized under the Second Amended Plan of Reorganization. We collected $250,000 through March 31, 2004. We have used such funds to finance salaries, legal expenses and nominal administrative overhead.

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

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We did not submit any matters to a vote of security holders during the quarter ended March 31, 2004.

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

          (b) No reports on Form 8-K were filed during the period ended March 31, 2004.

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


                             THE AMERICAN ENERGY GROUP, LTD.
                                      (REGISTRANT)


                             By:/s/ R. Pierce Onthank
                                -----------------------------
                              R. Pierce Onthank, President, Secretary, Director
                                            and acting Chief Financial Officer


                             By:/s/ Dr. Iftihhar Zahid
                                ----------------------------
                               Dr. Iftikhar Zahid, Director



DATED:   August 18, 2004