Form 10-K
period 2004-06-30
AMERICAN ENERGY GROUP LTD
filed 2004-10-12
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

_X__     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
         1934
___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934

                     For the fiscal year ended June 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment of this Form 10-K. [ ]

          The issuer had no revenues for the year ended June 30, 2004.

   The issuer's Common Stock was not traded on a public exchange or market on October 1, 2004. As a result, no stated market value of the issuer's Common
                               Stock is provided.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

   Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X__ No ___
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  As of October 1, 2004, the number of Common shares outstanding was 24,698,518
                           __________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-KSB


PART 1                                                                                           PAGE

Items 1and 2.     Business and Properties.........................................................  3

Item 3.           Legal Proceedings...............................................................  5

Item 4.           Submission of Matters to a Vote of Security Holders.............................  5

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters........................  5

Item 6.           Management's Discussion and Analysis
                  or Plan of Operation............................................................  6

Item 7.           Financial Statements ...........................................................  8

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................  8

Item 8A           Controls and Procedures.........................................................  8

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act...............................  9

Item 10.          Executive Compensation..........................................................  9

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters.................................................  9

Item 12.          Certain Relationships and Related Transactions.................................. 10

PART IV

Item 13.          Exhibits and Reports on Form 8-K................................................ 10

Item 14.          Principal Accountant Fees and Services.......................................... 10

SIGNATURES........................................................................................ 11

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

Office Facilities

     The Company relinquished its leased office space in Houston, Texas at 9441 Sam Houston Parkway during the year ended June 30, 2003, and moved its principal office to 115 Hickory Ridge Drive, Houston, Texas 77024. We did not pay a fee for usage of the Hickory Drive address and commencing in July 2004, the principal address was moved to 120 Post Road West, Westport, Connecticut to accommodate the Company's sole officer, Pierce Onthank.

Employees

     We did not have any paid employees on June 30, 2004, other than the Directors and Executive Officers, Pierce Onthank and Dr. Iftihhar Zahid.

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

     During the period ended June 30, 2004, the Company's former operating subsidiary, American Energy Operating Corp. ("AEOC"), received notice from the enforcement division of the Railroad Commission of Texas that three (3) abandoned wells in the North Dayton Field previously operated by AEOC years ago are required to be plugged in accordance with Commission procedures and rules. The Company is currently investigating the extent of its responsibilities, if any, to comply with the Commission's demands upon AEOC.

     Subsequent to June 30, 2004, the Company was joined in a lawsuit by Alief Independent School District for the collection of alleged unpaid school district taxes on office equipment and personal property for calendar year 2002. The liability claimed by the District for the period is $6,099.05. The Company is currently investigating the extent of its responsibilities, if any.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of the year ended June 30, 2004.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common Stock previously traded on the National Association of Securities Dealers Bulletin Board quotation system under the symbol "AMEL". Although an active trading market for our Common Stock existed prior to bankruptcy, currently our shares are not trading due to our failure to file the annual and quarterly reports for the periods ending September 30, 2002; December 31, 2002; March 31, 2003, June 30, 2003, September 30, 2003; December 31, 2003,
and March 31, 2004. These delinquent reports have been filed, but our application on Form 211 to the National Association of Securities Dealers for resumption of trading is pending as of the date of this report. Additionally, our shares are not currently traded because the outstanding securities prior to bankruptcy were cancelled and new Common Stock issued solely to creditors, pursuant to the Second Amended Plan of Reorganization. Upon emergence from bankruptcy, we obtained a new CUSIP number and issued the new share certificates. The number of record holders of the Company's $0.001 par value Common Stock at October 1, 2004 was forty eight (48). Of the 24,698,518 shares outstanding, 4,500,000 are restricted shares and the balance are unrestricted shares.

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

Results of Operations

     Our operations for the period ending June 30, 2004 reflected a net loss of $928,389 on no operational revenues, all of the Company's income being derived solely from the placement of convertible debt authorized by the Bankruptcy Court. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. As a result of the loss of these cash producing assets, we have purposely omitted a detailed discussion of operational results and their ramifications.

Liquidity and Capital Resources

     Our recent history of a lack of liquidity and adequate capital resources was the primary reason that the Company reorganized through bankruptcy proceedings. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities totaling $289,588 are still carried on our books post-bankruptcy, despite the inactivation of the subsidiary. The sale of our other subsidiary, Hycarbex American Energy, Inc., carried with it the assets and liabilities of the subsidiary, including prepaid restricted deposits in Pakistan of $1,116,822 which would have been forfeited with the loss of the exploration license had the subsidiary not been sold. This restricted cash is not reflected in the cash assets subsequent to the sale.

     Since emerging from bankruptcy, we have been funded solely through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization, $450,000 of which was received after January 1, 2004, which if such $450,000 in securities are converted, will increase the outstanding Common shares by 1,875,000 shares. This is our only current source of capital. On a going forward basis, we believe that we will have sufficient cash assets to meet our needs into the first calendar quarter of 2005, but the need for additional operating capital after that time will require an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

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

ITEM 7-FINANCIAL STATEMENTS

     The consolidated financial statements required to be filed pursuant to this item 7 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to the Company.

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have neither changed or had disagreements with our accountants regarding accounting and financial disclosure.

ITEM 8A-CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company at June 30, 2004, included the following persons, each of whom serves on the audit committee of the Company:

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

     For the year ended June 30, 2004, the directors of the Company incurred filing requirements pursuant to Section 16(a) of the Securties Exchange Act of 1934 by virtue of their receipt of 1,500,000 restricted shares, each. Each director will file a Form 5 on the EDGAR system to meet these reporting requirements.

Code of Ethics

     The Company has adopted a Code of Ethics that is applicable to all employees of the Company and, in particular, to its senior officers. A copy of the Code of Ethics may be obtained from the Company without charge by writing to the Company at The American Energy Group, Ltd., 120 Post Road West, Suite 202, Westport, Connecticut 06880.

ITEM 10-EXECUTIVE COMPENSATION

     There was no executive compensation paid by the Company between July 1, 2003, and January 31, 2004. Commencing February, 2004, Pierce Onthank and Dr. Iftikhar Zahid began receiving a $10,000 per month salary. Commencing April 2004, the Onthank salary was adjusted to $16,000 and the Zahid salary was adjusted to $15,000. The resulting totals for the period ending June 30, 2004, are $68,000 paid to Pierce Onthank and $65,000 paid to Dr. Iftikhar Zahid.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Each of Pierce Onthank and Dr. Iftikhar Zahid were issued for officer and directors services rendered, 1,500,000 restricted Common shares during the period ended June 30, 2004. Neither individual owned at the time or has since acquired any other securities of the Company.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the period ended June 30, 2004, there were no related transactions.

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

               (b) No reports on Form 8-K were filed during the period ended June 30, 2004.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Audit fees billed by the Company's Principal Accountant total $3,000 as of the date of this report.



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


                                 THE AMERICAN ENERGY GROUP, LTD.
                                          (REGISTRANT)



                                 By:/s/ R. Pierce Onthank
                                    --------------------------------------------
                                    R. Pierce Onthank, President, Secretary,
                                    Director and acting Chief Financial Officer


                                 By:/s/ Dr. Iftihhar Zahid
                                    --------------------------------------------
                                    Dr. Iftikhar Zahid, Director


DATED:   October 8, 2004

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                 C O N T E N T S



Independent Auditors' Reports......................................F-3

Consolidated Balance Sheets........................................F-4

Consolidated Statements of Operations..............................F-5

Consolidated Statements of Stockholders' Equity....................F-6

Consolidated Statements of Cash Flows..............................F-8

Notes to the Consolidated Financial Statements.....................-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Westport, CT.

We have audited the accompanying consolidated balance sheet of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2004, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2004, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with the standards of the Public Company Accounting Oversight Board (United States).





Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 1, 2004

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                                             June 30,
                                                                           ---------------------------------------
                                                                                      2004                2003
                                                                           -----------------   ------------------
Current Assets
--------------
   Cash (Note 1)                                                           $         257,899   $            7,394
   Restricted cash (Note 1)                                                                -            1,116,822
   Prepaid expenses                                                                   35,000            -
                                                                           -----------------   ------------------

     Total Current Assets                                                            292,899            1,124,216
                                                                           -----------------   ------------------

     Total Assets                                                          $         292,899   $        1,124,216
                                                                           =================   ==================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
-------------------
   Accounts payable                                                        $         251,088   $          496,378
   Accrued liabilities                                                                69,739              218,243
   Current portion of capital lease obligations (Note 5)                                 679                  679
                                                                           -----------------   ------------------
       Total Current Liabilities                                                     321,506              715,300

Liabilities Not Subject to Compromise
-------------------------------------
   Accrued postpetition expenses                                                           -               65,722
                                                                           -----------------   ------------------
       Total Liabilities Not Subject to Compromise                                         -                65,722

Liabilities Subject to Compromise
---------------------------------
   Prepetition trade accounts payable                                                      -              565,584
   Prepetition notes payable (Note 3)                                                      -            3,534,371
   Accrued prepetition expenses                                                            -            1,619,679
                                                                           -----------------   ------------------
       Total Liabilities Subject to Compromise                                             -            5,719,634
                                                                           -----------------   ------------------
       Total Current Liabilities                                                           -            6,500,656
                                                                           -----------------   ------------------

Long-Term Liabilities
---------------------
   Convertible debt (Note 4)                                                         375,000                    -
                                                                           -----------------   ------------------
     Total Long-Term Liabilities                                                     375,000                    -
                                                                           -----------------   ------------------
     Total Liabilities                                                               696,506            6,500,656
                                                                           -----------------   ------------------

Stockholders' Equity (Notes 6,7 and 8)
--------------------------------------
   Convertible voting preferred stock; par value $0.001
     per share; authorized 15,000,000 shares; none and
     41,499 shares issued and outstanding, respectively                                    -                   42
   Common stock; par value $0.001 per share;
      authorized 80,000,000 shares; 24,698,518 and
      66,318,037 shares issued and outstanding, respectively                          24,699               66,318
   Capital in excess of par value                                                  1,312,490           37,763,777
   Accumulated deficit                                                            (1,740,796)         (43,206,577)
                                                                           -----------------   ------------------
     Total Stockholders' Equity                                                     (403,607)           (5,376,440)
                                                                           -----------------   ------------------
     Total Liabilities and Stockholders' Equity                            $         292,899   $        1,124,216
                                                                           =================   ==================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                             For the Years Ended
                                                                                  June 30,
                                                          ----------------------------------------------------------
                                                                2004                2003                2002
                                                          ----------------   ------------------   ------------------
Revenue
-------
   Oil and gas sales                                      $              -   $          357,062   $        1,051,358
                                                          ----------------   ------------------   ------------------
     Total Revenue                                                       -              357,062            1,051,358

Expenses
--------
   Lease operating and production costs                                  -              118,389              507,382
   Penalties                                                             -              262,581              636,500
   Legal and professional                                                -              100,423              321,909
   Depreciation and amortization expense                                 -              351,652              645,582
   Other general and administrative                                273,323            1,089,598            1,217,980
                                                          ----------------   ------------------   ------------------
     Total Expenses                                                273,323            1,922,643            3,329,353
                                                          ----------------   ------------------   ------------------

       Net Operating Loss                                         (273,323)          (1,565,581)          (2,277,995)

Other Income (Expenses)
-----------------------
   Loss on sale of investment in subsidiary                       (621,234)                   -                    -
   Gain on settlement of debt (Note 2)                                   -                    -              255,902
   Interest income                                                       -                9,765               15,738
   Interest expense                                                 (5,480)            (110,228)            (488,432)
   Debt issuance costs                                                   -                    -              (48,620)
   Gain (loss) on sale of assets                                         -                    -                5,159
                                                          ----------------   ------------------   ------------------
     Total Other Income (Expenses)                                (626,714)            (100,463)            (260,253)
                                                          ----------------   ------------------   ------------------

     Income (loss) before Reorganization Items
     and Income Taxes                                             (900,037)          (1,666,044)          (2,538,248)

Reorganization (Expenses)
-------------------------
   Loss on foreclosure of properties and assets                          -           (3,813,506)                   -
   Loss on abandonment of leases                                         -           (9,226,614)                   -
   Legal fees                                                      (28,352)            (205,292)                   -
                                                          ----------------   ------------------   ------------------
     Total Reorganization (Expenses)                               (28,352)         (13,245,412)                   -
                                                          ----------------   ------------------   ------------------

       Net Loss                                           $       (928,389)  $      (14,911,456)  $       (2,538,248)
                                                          ================   ==================   ==================

       Basic Loss per Common Share                        $          (0.04)  $            (0.22)  $           (0.04)
                                                          ================   ==================   ==================

       Weighted Average Number of
       Shares Outstanding                                       23,528,518           66,318,037           65,006,780
                                                          ================   ==================   ==================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2004, 2003 and 2002

                                                                          Convertible Voting         Capital In
                                                 Common Stock               Preferred Stock           Excess of      Accumulated
                                                 ------------               ---------------           ---------      -----------
                                          Shares            Amount      Shares           Amount       Par Value         Deficit
                                          ------            ------      ------           ------       ---------         -------
Balance, June 30, 2001                  59,991,665 $         59,992      41,499   $          42  $     36,724,103 $  (25,756,873)

Common stock issued to officers
for services rendered at an
average price of $0.24 per share           950,000              950           -               -           230,050              -

Common stock issued for
services rendered at an average
price of $0.20 per share                   250,000              250           -               -            49,750              -

Common stock re-issued for
shares previously canceled in
error at $0.00 per share                    40,750               41           -               -               (41)             -

Common stock issued in
satisfaction of penalty fee at an
average price of $0.17 per share
(Notes 3 and 6)                          4,085,622            4,085           -               -           670,915              -

Common stock issued as
additional interest on a note
payable at $0.25 per share               1,000,000            1,000           -               -           249,000              -

Common stock issued in
conversion of  debt at $0.43
per share (Note 6)                       2,544,768            2,545           -               -         1,091,745              -

Common stock issued in
conversion of debt at $0.10
per share (Note 6)                       6,400,000            6,400           -               -           633,600              -

Repurchase of common
stock previously issued
(Note 6)                                (8,944,768)          (8,945)          -               -        (1,885,345)             -

Net (loss) for the year ended
June 30, 2002                                    -                -           -               -                 -     (2,538,248)
                                        ---------- ----------------      ------   -------------  ---------------- --------------

Balance, June 30, 2002                  66,318,037           66,318      41,499              42        37,763,777    (28,295,121)

Net (loss) for the year ended
June 30, 2003                                    -                -           -               -                 -    (14,911,456)
                                        ---------- ----------------      ------   -------------  ---------------- --------------

Balance, June 30, 2003                  66,318,037           66,318      41,499              42        37,763,777    (43,206,577)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2004, 2003 and 2002

                                                                          Convertible Voting         Capital In
                                                 Common Stock               Preferred Stock           Excess of      Accumulated
                                                 ------------               ---------------           ---------      -----------
                                          Shares            Amount      Shares           Amount       Par Value         Deficit
                                          ------            ------      ------           ------       ---------         -------

Balance, June 30, 2003                  66,318,037 $         66,318      41,499   $          42  $     37,763,777 $  (43,206,577)

January 2004, reorganization
adjustment                             (66,318,037)        (66,318)     (41,499)            (42)      (36,728,088)    42,394,170

January 2004, new shares issued
pursuant to bankruptcy settlement       18,898,518           18,899           -               -           (18,899)             -

February 2004, shares issued for
royalty interest at par value            1,500,000            1,500           -               -                 -              -

February 2004, shares issued for
services at $0.03 per share              3,000,000            3,000           -               -            97,000              -

June 2004, shares issued for
convertible debt at $0.15 per share      1,300,000            1,300           -               -           198,700              -

Net (loss) for the year ended
June 30, 2004                                    -                -           -               -                 -       (928,389)
                                        ---------- ----------------               ------------    --------------- --------------

Balance, June 30, 2004                  24,698,518 $         24,699           -   $           -   $     1,312,490 $   (1,740,796)
                                        ========== ================               ============    =============== ==============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      For the Years Ended
                                                                                           June 30,
                                                                           -----------------------------------------------

                                                                             2004                2003                2002
                                                                           ---------           ---------           -------
Cash Flows from Operating Activities
------------------------------------
   Net loss                                                       $        (928,389)  $        (14,911,456)     (2,538,248)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                                -                351,652         686,685
     Less amount capitalized to oil and gas properties                            -                 (4,784)        (41,103)
     Common stock issued for services rendered                              100,000                      -         281,000
     Common stock issued for penalty fee                                          -                      -         540,000
     Common stock issued for retirement of warrants                               -                      -               -
     Common stock issued for interest                                             -                      -         250,000
     Amortization of note payable discount                                        -                      -         120,000
     (Gain) loss on sale/disposal of asset                                        -             13,040,120          (7,051)
     (Gain) loss on investment                                              621,234                      8           1,892
     Note payable exchanged for liabilities                                       -                 25,000               -
     Liabilities reduced on foreclosed properties                                 -                 97,329               -
     Gain on settlement of debt                                                   -                      -        (255,902)
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses                                (35,000)                     -               -
     (Increase) decrease in receivables                                           -                 87,360          16,748
     (Increase) decrease in other current assets                                  -                 15,022           1,053
     (Increase) decrease in other assets                                          -                      -          48,620
     (Increase) decrease in deposits                                              -                  8,491          (3,391)
     Increase (decrease) in accounts payable                                 10,737                 (4,009)       (643,559)
     Increase (decrease) in accrued liabilities and
      other current liabilities                                             (88,018)               946,460         157,627
                                                                           ---------           ---------           -------
       Net Cash Provided (Used) by Operating Activities                    (319,436)              (348,807)     (1,385,629)

Cash Flows from Investing Activities
   Cash disposed of in sale of subsidiary                                (1,121,881)
   Proceeds from sale of assets                                                   -                140,000         295,000
   Expenditures for oil and gas property development                              -                (59,920)       (644,974)
   Expenditures for other property and equipment                                  -                      -         (18,136)
                                                                           ---------           ---------           -------
       Net Cash Provided (Used) by Investing Activities                  (1,121,881)                80,080        (368,110)
                                                                           ---------           ---------           -------

Cash Flows from Financing Activities
   Proceeds from notes payable and long-term liabilities                          -                 75,081       2,150,000
   Proceeds from convertible debt                                           575,000                      -               -
   Payments on notes payable and long-term liabilities                            -                   (726)         (1,504)
                                                                           ---------           ---------           -------
       Net Cash Provided by Financing Activities                            575,000                 74,355       2,148,496
                                                                           ---------           ---------           -------
       Net Increase (Decrease) in Cash                                     (866,317)              (194,372)        394,757

       Cash and Cash Equivalents at Beginning of Year                      1,124,216           1,318,588           923,831
                                                                           ---------           ---------           -------

 The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                      For the Years Ended
                                                                                           June 30,
                                                                  --------------------------------------------------------
                                                                         2004                2003                2002
                                                                  -----------------   ----------------    ----------------
Cash Paid for:
--------------
   Interest                                                       $               -   $           1,586   $         14,095
   Income taxes                                                   $               -   $               -   $              -

Non-Cash Financing Activities:
------------------------------
   Common stock issued in satisfaction of accrued
     penalty fees                                                 $               -   $               -   $        135,000
   Common stock issued for services rendered                      $         100,000   $               -   $        260,000
   Common stock repurchased for note payable                      $               -   $               -   $        160,000
   Note payable exchanged for liabilities                         $               -   $          25,000   $              -
   Common stock issued for royalty interest                       $           1,500   $               -   $              -
   Common stock issued for convertible debt                       $         200,000   $               -   $              -


 The accompanying notes are an integral part of these consolidated financial statements.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

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

     During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy,
     Inc. and Nash Dome Field-American Energy, Inc. In addition, in May
     1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see Note 2) and a future $200,000 production payment if certain conditions are met. The acquisition was accounted for as a pooling-of-interests on the date of the acquisition. The fair value of the assets and liabilities assumed approximated the fair value of the 120,000 shares issued of $60,000 as of the date of the acquisition. Accordingly, book value of the assets and liabilities assumed was $60,000. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. The American Energy Group, Ltd., The American Energy Operating Corp. and Hycarbex-American Energy, Inc., were the only operating entities during the years ended June 30, 2004 and 2003. The Company and its subsidiaries were principally in the business of acquisition, exploration, development and production of oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

     On October 26, 2003, the Company sold its wholly-owned subsidiary, Hycarbex-American Energy, Inc., for an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001, of the Yasin Exploration Block.

     On January 29, 2004, the Company was released from bankruptcy. Pursuant to the plan, all of the existing 66,318,037 shares of common stock and 41,499 shares of preferred stock were cancelled. The Company issued 18,898,518 new shares of common stock to creditors. Also, the Company adopted the provisions for fresh-start reporting. Accordingly, the accumulated deficit accumulated through January 29, 2004 has been eliminated. The Company is considered to have a fresh-start due to the cancellation of the prior shareholders' common stock and the subsequent issuance of common stock to creditors, the new shareholders.

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

     d.   Oil and Gas Properties

     The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. In addition, depreciation capitalized during the years ended June 30, 2004, 2003 and 2002 totaled $0, $4,784 and $41,103, respectively. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

     be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2004 and 2003, no proved oil and gas reserves had been identified on the one remaining oil and gas property in Southeast
     Texas. As of June 30, 2002, proved oil and gas reserves had been identified on some of the Companies oil and gas properties with revenues generated and barrels of oil produced from those properties. Accordingly, amortization totaling $0, $13,040,120 and $637,710 have been recognized in the accompanying consolidated financial statements for the years ended June 30, 2004, 2003 and 2002, respectively, on proved and impaired or abandoned oil and gas properties.

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

     g.   Property and Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2004, 2003 and 2002, the Companies incurred total depreciation of $0, $6,506, and $48,975, respectively.

     In accordance with full cost accounting, $0, $4,784 and $41,103 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 2004, 2003 and 2002, respectively, as previously discussed.

     h. Basic Loss Per Share of Common Stock
                                                          June 30,
                                             ----------------------------------
                                                    2004                2003
                                             -----------    -------------------
         Loss (numerator)                    $   (928,389)  $       (14,911,456)

         Shares (denominator)                  23,528,518            66,318,037
                                             -----------    -------------------

         Per share amount                    $     (0.04)   $             (0.22)
                                             ===========    ===================

     The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

     i.   Use of Estimates

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

     j.   Long Lived Assets

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

     k.   Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment for FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148, is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148, did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

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

     l.   Equity Securities

     Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

     m.   Restricted Cash

     The Company was required under the concession agreement discussed in Note 2 to commit $2,400,000 over the next three years to explore and test the concession. As of June 30, 2003, $1,116,822 was on deposit with the bank in Pakistan that was to be used for these purposes, which was classified as restricted cash in the accompanying consolidated balance sheet as of June 30, 2003.

     n.   Income Taxes

     At June 30, 2004, the Company had net operating loss carryforwards of approximately $40,900,000 that may be offset against future taxable income from the year 2004 through 2023. No tax benefit has been reported in the June 30, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             -----------------   ------------------
         Income tax benefit at statutory rate                                $         342,000   $        1,520,000
         Change in valuation allowance                                                (342,000)          (1,520,000)
                                                                             -----------------   ------------------
                                                                             $               -   $                -
                                                                             =================   ==================

         Deferred tax assets are comprised of the following:                                June 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             -----------------   ------------------
         Income tax benefit at statutory rate                                $      15,542,000   $       15,200,000
         Valuation allowance                                                       (15,542,000)         (15,200,000)
                                                                             -----------------   ------------------
                                                                             $               -   $                -
                                                                             =================   ==================

Note 2 - Oil and Gas Properties
-------------------------------

     At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 2003 and 2002, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years. As described in Note 1, as of June 30, 2004, the Company has one lease remaining in Southeast Texas.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 2 - Oil and Gas Properties (continued)
-------------------------------------------

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 2 - Oil and Gas Properties (continued)
-------------------------------------------

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

     As described in Note 1, as of June 30, 2004, the Company has one remaining lease for oil and gas properties located in Southeast Texas.

Note 3 - Notes Payable and Long-Term Debt
-----------------------------------------

     The following is a summary of notes payable and long-term debt as of June 30, 2004 and 2003:

                                                                                    2004                2003
                                                                                    ----                ----

         10% note payable, due on demand, unsecured                          $        -          $           50,000

         Note payable to Company's former President,
          non-interest bearing, due on demand, unsecured.                             -                      30,000

         Note payable to a partner in a related company, non-
          interest bearing, due January 2003, unsecured                               -                   1,360,000

         7% note payable to a former Director of the Company,
         due January 2003, unsecured                                                  -                     775,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 3 - Notes Payable and Long-Term Debt (continued)
-----------------------------------------------------

                                                                                    2004                2003
                                                                                    ----                ----
         10% note payable to an officer of the Company, due
          on demand, unsecured                                               $        -          $           75,000

         10% note payable to an officer of the Company, due
          on demand, unsecured                                                        -                      50,000

         Convertible subordinated promissory note due to
          a related company, interest at 6% per annum due
          annually on January 1, principal due April 30,
          2011, convertible into shares of common stock at
          $0.43 per share, prepayment premiums of 1) 8%
          of principal balance if paid between 2nd and 5th
          anniversary date, 2) 5% of principal balance if
          paid between 6th and 8th anniversary date and
          3) 2% of principal balance if paid after the 8th
          anniversary date.                                                           -                   1,094,290

         Note payable to an individual, due on demand,
         unsecured                                                                    -                      75,081

         Note payable to a company, due on demand,
         unsecured                                                                    -                      25,000
                                                                              ---------           -----------------
         Total notes payable and long-term debt                                       -                   3,534,371

         Less: current portion                                                        -                  (3,534,371)
                                                                              ---------           -----------------
         Long-Term Debt                                                      $        -          $                -
                                                                              =========           =================

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 4 - Convertible debt
-------------------------

                                                                                        2004             2003
                                                                                        ----             ----
     Convertible  promissory  notes due to  individuals,  interest  at prime plus 1.0% per annum,  principals  due from  December  31, 2005  through
     June 2006,  convertible into shares of common stock at $0.20 per share, secured by ? of the note  future  production,  if any  received  by the company on its retained  onverriding  royalty  interest in its Republic of Pakistan Yasin block and its retained  interest in its Maco-Stewart,
     Gillock Field Oil and Gas leases in Galveston County.
                                                                                  $      375,000   $       -

                   Total Convertible Debt                                                375,000           -

                   Less Current Portion                                                        -           -

                   Long-Term Debt                                                 $      375,000   $       -

Note 5 - Capital Lease Obligations
----------------------------------

     The Company entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease has a term of 36 months with a total monthly lease payment of $122.

     The following are the scheduled annual payments on the capital lease:

                Year Ending June 30,
                --------------------
                        2005                                                    $            709
                                                                                ----------------
         Total minimum lease commitments                                                     709
         Less: amount representing interest                                                  (30)
                                                                                ----------------
         Total capital lease obligations                                                     679
         Less: current portion                                                              (679)
                                                                                ----------------
         Total Long-Term Capital Lease Obligations                              $              -
                                                                                ================

Note 6 - Convertible Voting Preferred Stock
-------------------------------------------

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 6 - Convertible Voting Preferred Stock (continued)
-------------------------------------------------------

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

Note 7 - Common Stock
---------------------

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

     During January 2004, as described in Note 1, the Company cancelled 66,318,037 shares of existing common stock and issued 18,898,518 new shares of common stock to creditors.

     During February 2004, the Company issued 1,500,000 shares of common stock at par value for an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001 of the Yasin Exploration
     Block.

     During February 2004, the Company issued 3,000,000 shares of common stock for services valued at $100,000.

     During June 2004, the Company issued 1,300,000 shares of common stock for convertible debt of $200,000.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 8 - Common Stock Warrants
------------------------------

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

     Under the provisions of SFAS No. 123 for warrants granted to employees, the Company's net loss for the years ended June 30, 2004, 2003 and 2002 would have been unchanged from the reported net loss.

     A summary of the status of the Company's stock warrants as of June 30, 2003 and changes during the year ended June 30, 2004 are presented below:

                                                                                  Weighted            Weighted
                                                                                   Average             Average
                                                                Stock             Exercise           Grant Date
                                                              Warrants              Price            Fair Value
                                                              --------              -----            ----------
         Outstanding, June 30, 2003                                3,351,929  $      1.37   $            0.17
              Granted                                                      -            -                   -
              Expired/Canceled                                    (3,351,929)       (1.37)              (0.17)
              Exercised                                                    -            -                   -
                                                                  ----------        -----               -----
         Outstanding, June 30, 2004                                        -            -                   -
                                                                  ----------        -----               -----
         Exercisable, June 30, 2004                                        -  $         -   $               -
                                                                  ==========        =====               =====


     As described in Note 1, all of the outstanding warrants were cancelled pursuant to the bankruptcy settlement.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002

Note 9 - Direct Method Cash Flow Statement
------------------------------------------

     Pursuant to SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the following statement of cash flows has been prepared for the year ended June 30, 2003 using the direct method.

                                                                                                        2003
                                                                                                        ----
         Cash Flows from Operating Activities:
              Cash received from customers                                                       $         443,118
              Cash paid for general and administrative expenses                                           (791,925)
                                                                                                 ------------------

                  Net cash used by Operating Activities                                                   (348,807)

         Cash Flows from Investing Activities:
              Cash received from sale of assets                                                            140,000
              Cash paid for capital leases                                                                 (59,920)
                                                                                                 ------------------

                  Net cash provided by Investing Activities                                                 80,080

         Cash Flows from Financing Activities
              Cash received from notes payable                                                              75,081
              Cash paid for capital leases                                                                    (726)

                  Net cash provided by Financing Activities                                                 74,355
                                                                                                 ------------------

              Net Increase (Decrease) in Cash                                                             (194,372)

              Cash and cash equivalents at Beginning of Year                                              1,318,588
                                                                                                 ------------------

              Cash and cash equivalents at End of Year                                           $        1,124,216
                                                                                                 ==================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2004 and 2003

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


         (1)      Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                            June 30,
                                                                                    ------------------------
                                                                                    2004                2003
                                                                                    ----                ----
         Proved oil and gas producing properties and related
           lease and well equipment                                          $        -          $        -
                                                                                    ----                ----
         Accumulated depreciation and depletion                                       -                   -

         Net Capitalized Costs                                               $        -          $        -
                                                                                    ====                ====

         (2)      Costs Incurred in Oil and Gas Property Acquisition,
                   Exploration, and Development Activities
                                                                                       For the Years Ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                    2004                2003
                                                                                    ----                ----
         Acquisition of Properties
              Proved                                                         $        -          $        -
              Unproved                                                                -                   -
         Exploration Costs                                                            -                   -
         Development Costs                                                            -                   -

         The Company does not have any investments accounted for by the equity method.

         (3)  Results of Operations for Producing Activities
                                                                                       For the Years Ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                    2004                2003
                                                                                    ----                ----
         Sales                                                               $        -          $   357,062
         Production costs                                                             -              (34,082)
         Depreciation and depletion                                                   -             (351,652)

         Results of operations for producing activities
          (excluding corporate overhead and interest costs)                  $        -          $   (28,672)

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2004 and 2003

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

         (4)      Reserve Quantity Information
                                                                                     Oil                 Gas
                                                                                     BBL                 MCF
                                                                                     ---                 ---
         Proved developed and undeveloped reserves:

         Balance, June 30, 2003                                                       -                   -
           10% of reserves sold during year                                           -                   -
           Change in estimates                                                        -                   -
           Production                                                                 -                   -
                                                                                     ---                 ---
         Balance, June 30, 2004                                                       -                   -
                                                                                     ===                 ===

         Proved developed reserves:
                                                                                     Oil                 Gas
                                                                                     BBL                 MCF
                                                                                     ---                 ---

           Beginning of the year ended June 30, 2003                                  -                   -
           End of the year ended June 30, 2004                                        -                   -

     During the year ended June 30, 2004, the Company did not have reserve studies and estimates prepared on the one remaining oil and gas property located in Southeast Texas. Therefore, the balance of the proved reserves and underdeveloped reserves should be $0.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2004 and 2003

S.F.A.S.  69 SUPPLEMENTAL DISCLOSURES (Continued)

         (5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Continued)

                                                  At June 30, 2004

                                                                    The American
                                                                    Energy Group
                                                                      Ltd. and
                                                                    Subsidiaries
                                                                    ------------
         Future cash inflows                                         $        -
         Future production and development costs                              -
                                                                    ------------
         Future net inflows before income taxes                               -
         Future income tax expense                                            -
         Future net cash flows                                                -
                                                                    ------------
         10% interest held by related company                                 -
         10% annual discount for estimated timing of cash flows               -

                                                                    ------------
         Standardized measure of discounted future net cash flows    $        -
                                                                    ============

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

     Since the Company did not complete a reserve study at June 30, 2004, the standardized measure of discounted future net cash flows is $0.