Form 10QSB
period 2004-09-30
AMERICAN ENERGY GROUP LTD
filed 2004-11-15
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X_    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
       OF 1934
___    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
       OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

 As of November 10, 2004, the number of Common shares outstanding was 24,698,518

      Transitional Small Business Issuer Format (Check one) Yes ___  No _X_

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.      Financial Statements .....................................       3

Item 2.      Management's Discussion and Analysis
              or Plan of Operation.....................................       6

Item 3.      Controls and Procedures...................................       9


PART II-OTHER INFORMATION

Item 1.      Legal Proceedings.........................................       9

Item 2.      Changes in Securities.....................................       9

Item 3.      Defaults Upon Senior Securities...........................       9

Item 4.      Submission of Matters to a Vote of Security Holders.......      10

Item 5.      Other Information.........................................      10

Item 6.      Exhibits and Reports on Form 8-K..........................      11

                          PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                      September 30, 2004        June 30, 2004
                                          (Unaudited)             (Audited)
                                     --------------------   --------------------


ASSETS

Current Assets
    Cash                                 $     103,434          $     257,899
    Prepaid Expenses                            40,000                 35,000
                                     --------------------   --------------------

    Total Current Assets                       143,434                292,899
                                     --------------------   --------------------

Total Assets                             $     143,434          $     292,899
                                     ====================   ====================

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Accounts payable                     $     266,588          $     251,088
    Accrued liabilities                         65,812                 69,739
    Capital lease obligations                      679                    679
                                     --------------------   --------------------

    Total Current Liabilities                  333,079                321,506
                                     --------------------   --------------------


Long-Term Liabilities
    Convertible Debt                           375,000                375,000
                                     --------------------   --------------------

    Total Liabilities                          708,079                696,506
                                     --------------------   --------------------

Shareholders' Equity

    Common stock, par value $.001
     per share, authorized:
     80,000,000 shares, issued and
     outstanding:
     At June 30, 2004: 24,698,518
     shares
     At September 30, 2004:
     24,698,518 shares                          24,699                 24,699

    Capital in excess of par value           1,312,490              1,312,490

    Accumulated deficit                     (1,901,834)            (1,740,796)
                                     --------------------   --------------------

    Net Shareholders' Equity                  (564,645)              (403,607)
                                     --------------------   --------------------

Total Liabilities and Shareholders'
 Equity                                  $     143,434          $     292,899
                                     ====================   ====================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended     Three Months Ended
                                         September 30,          September 30,
                                             2004                   2003
                                          (Unaudited)            (Unaudited)
                                     --------------------   --------------------

REVENUES                                 $           -          $           -

OTHER EXPENSES
    Legal and professional fees                 41,154                      -

    Administrative salaries                     90,000                    249

    Office overhead expense                     12,773                    583

    General and administrative
     expense                                    12,836                  5,182
                                     --------------------   --------------------

       Total Other Expenses                    156,763                  6,014
                                     --------------------   --------------------

NET OPERATING PROFIT (LOSS)                   (156,763)                (6,014)
                                     --------------------   --------------------

OTHER INCOME (EXPENSE)
    Interest expense                            (4,275)                     -

    Miscellaneous income                             -                  5,568
                                     --------------------   --------------------

       Net Other Income (Expenses)              (4,275)                 5,568
                                     --------------------   --------------------

NET INCOME BEFORE TAX                         (161,038)                  (446)

    Federal Income Tax                               -                      -
                                     --------------------   --------------------

NET INCOME (LOSS) FOR PERIOD             $    (161,038)         $        (446)
                                     ====================   ====================

EARNINGS (LOSS) PER SHARE                $       (0.01)         $       (0.01)
                                     ====================   ====================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three months           Three months
                                            ended                  ended
                                         September 30,          September 30,
                                             2004                   2003
                                          (Unaudited)            (Unaudited)
                                     --------------------   --------------------
Cash Flows from Operating Activities:

Net income (loss)                        $    (161,038)         $        (446)
Changes in operating assets and
 liabilities:
   (Increase) decrease in other
    current assets                              (5,000)                     -
   Increase (decrease) in accounts
    payable                                     15,500                 (4,186)
   Increase (decrease) in accrued
    expenses and other current
    liabilities                                 (3,927)                 7,293
                                     --------------------   --------------------
     Cash Provided by (Used in)
      Operating Activities                    (154,465)                 2,661
                                     --------------------   --------------------


Cash Flows from Financing Activities:

   Payments on notes payable and
    long-term liabilities                            -                   (679)
                                     --------------------   --------------------

     Cash Provided By (Used in)
      Financing Activities                           -                   (679)
                                     --------------------   --------------------

Net Increase (Decrease) in Cash               (154,465)                 1,982

Cash and Cash Equivalents Beginning
 of Period                                     257,899              1,124,216
                                     --------------------   --------------------

Cash and Cash Equivalents End of
 Period                                  $     103,434          $   1,126,198
                                     ====================   ====================

                                           THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD JUNE 30, 2004 THROUGH SEPTEMBER 30, 2004


                                                                                       Capital in
                                                    Common Stock                        Excess of             Accumulated
                                            Shares                  Amount               Par Value               Deficit
                                      ------------------     ------------------     ------------------     ------------------

Balance, June 30, 2004                  $    24,698,518        $        24,699        $     1,312,490        $    (1,740,796)


Net income for the three months
 Ended September 30, 2004
 (unaudited)                                    -                      -                      -                     (161,038)
                                      ------------------     ------------------     ------------------     ------------------

Balance, September 30, 2004
 (unaudited)                            $    24,698,518        $        24,699        $     1,312,490        $    (1,901,834)
                                      ==================     ==================     ==================     ==================



                 Notes to the Consolidated Financial Statements
                               September 30, 2004


GENERAL
-------

The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2004.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

     Our operations for the period ending September 30, 2004 reflected a net loss of $161,038 attributable to salaries paid to the directors, legal and professional fees, office overhead and administrative expense and payment of interest. There were no revenues from operations. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is again a development stage company as it emerges from bankruptcy, solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities totaling $284,767 are still carried on our books post-bankruptcy, despite the inactivation of the subsidiary.

     As a result of the loss of our cash producing assets through foreclosure, we have purposely omitted a detailed discussion of operational results and their ramifications.

     During the bankruptcy proceedings and immediately thereafter, We received $575,000 in commitments for convertible debt funding from third parties which was authorized under the Second Amended Plan of Reorganization, all of which has been collected. We have used such funds to finance salaries, legal expenses and nominal administrative overhead.

Liquidity and Capital Resources

     Since emerging from bankruptcy, we have been funded solely through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization of which $200,000 has been converted to common stock. The remaining $375,000 in debt securities, if converted to common stock, would increase the outstanding Common shares by 1,875,000 shares. This is our only current source of capital. On a going forward basis, we believe that we will have sufficient cash assets to meet our needs into the first calendar quarter of 2005, but the need for additional operating capital after that time will require an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

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

Pakistan Overriding Royalty

     The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have been encouraged by the technical data derived from the drilling and seismic activities. We believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest would likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues, if any, could be used by the Company for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by the Company because an overriding royalty interest is not subject to such costs. While successful production and favorable hydrocarbon prices are necessary for the overriding royalty interest to demonstrate real value, we are optimistic that the additional seismic and technical data generated by the Company prior to sale and further expanded and refined after the sale by Hydro Tur (Energy) Ltd. will enhance the chances of a commercial discovery by Hydro Tur (Energy) Ltd. Under the terms of the stock purchase agreement with the Company, Hydro Tur (Energy) Ltd. is required to commence its initial well prior to November 16, 2004, but a modest delay to the beginning of calendar 2005 is currently anticipated to accommodate both drillsite mobilization and governmental approvals. Absent successful drilling by Hydro Tur (Energy) Ltd., the reserved overriding royalty interest is likely to have little or no value.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

ITEM 1 - LEGAL PROCEEDINGS

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

     During the quarter, the Company was joined in a lawsuit by Alief Independent School District for the collection of alleged unpaid school district taxes on office equipment and personal property for calendar year 2002. The liability claimed by the District for the period is $6,099.05. The Company is currently investigating the extent of its responsibilities, if any.

ITEM 2 - CHANGES IN SECURITIES

     Our Common Stock previously traded on the National Association of Securities Dealers Bulletin Board quotation system under the symbol "AMEL". Although an active trading market for our Common Stock existed prior to bankruptcy, currently our shares are not trading, although an application to resume trading has been filed with NASDAQ. Additionally, our shares are not currently traded because the outstanding securities prior to bankruptcy were cancelled and new Common Stock issued solely to creditors, pursuant to the Second Amended Plan of Reorganization. Upon emergence from bankruptcy, we obtained a new CUSIP number [025636-20-0] and issued the new share certificates. The number of record holders of the Company's $0.001 par value Common Stock at November 10, 2004 was fifty (50). Of the 24,698,518 shares outstanding, 4,500,000 are restricted shares and the balance are unrestricted shares.

     To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We did not submit any matters to a vote of security holders during the quarter ended September 30, 2004.

ITEM 5 - OTHER INFORMATION

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

     (b) No reports on Form 8-K were filed during the period ended September 30, 2004.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE AMERICAN ENERGY GROUP, LTD.
                                                   (REGISTRANT)


                                           By: /s/ R. Pierce Onthank
                                               ---------------------------------
                                               R. Pierce Onthank, President,
                                               Secretary, Director and acting
                                               Chief Financial Officer


                                           By: /s/ Dr. Iftihhar Zahid
                                               ---------------------------------
                                               Dr. Iftikhar Zahid, Director



DATED: November 10, 2004