Form 10QSB
period 2004-12-31
AMERICAN ENERGY GROUP LTD
filed 2005-02-22
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

                For the quarterly period ended December 31, 2004

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

 As of February 9, 2005, the number of Common shares outstanding was 26,881,000

      Transitional Small Business Issuer Format (Check one) Yes____ No__X__

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.  Financial Statements ...........................................    3

Item 2.  Management's Discussion and Analysis
         or Plan of Operation............................................    6

Item 3.  Controls and Procedures.........................................    9

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    9

Item 2.  Changes in Securities...........................................    9

Item 3.  Defaults Upon Senior Securities.................................    9

Item 4.  Submission of Matters to a Vote of Security Holders.............   10

Item 5.  Other Information...............................................   10

Item 6.  Exhibits and Reports on Form 8-K................................   11

                          PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                December 31, 2004  June 30, 2004
                                                   (Unaudited)        (Audited)
                                                -----------------  -------------

ASSETS

Current Assets
    Cash                                          $     28,656     $    257,899
    Prepaid Expenses                                         -           35,000
                                                -----------------  -------------

    Total Current Assets                                28,656          292,899
                                                -----------------  -------------

Total Assets                                      $     28,656     $    292,899
                                                =================  =============

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Accounts payable                              $    238,588     $    251,088
    Accrued liabilities                                 60,019           69,739
    Capital lease obligations                              679              679
                                                -----------------  -------------

    Total Current Liabilities                          299,286          321,506
                                                -----------------  -------------


Long-Term Liabilities
    Convertible Debt                                         -          375,000
                                                -----------------  -------------

    Total Liabilities                                  299,286          696,506
                                                -----------------  -------------

Shareholders' Equity

    Common stock, par value $.001
    per share, authorized: 80,000,000
    shares, issued and outstanding:
    At June 30, 2004:  24,698,518 shares
    At December 31, 2004:  26,707,250 shares            26,708           24,699

    Capital in excess of par value                   1,721,977        1,312,490

    Accumulated deficit                             (2,019,315)      (1,740,796)
                                                -----------------  -------------

    Net Shareholders' Equity                          (270,630)        (403,607)
                                                -----------------  -------------

Total Liabilities and Shareholders' Equity        $     28,656     $    292,899
                                                =================  =============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three Months Ended    Three Months Ended    Six Months Ended    Six Months Ended
                                        December 31,          December 31,         December 31,        December 31,
                                           2004                  2003                 2004                2003
                                        (Unaudited)           (Unaudited)          (Unaudited)         (Unaudited)
                                    ------------------    ------------------    ----------------    ----------------

Revenues                            $               -     $               -     $             -     $             -


Legal and professional fees
                                                  281                     -              41,435                   -
Administrative salaries
                                               90,000                     -             180,000                 249
Office overhead expense
                                                4,929                   136              17,702                 719
General and administrative expense
                                               20,531                 6,383              33,367              11,565
                                    ------------------    ------------------    ----------------    ----------------


Total Other Expenses                          115,741                 6,519             272,504              12,533
                                    ------------------    ------------------    ----------------    ----------------


Net Operating Profit (Loss)                  (115,741)               (6,519)           (272,504)            (12,533)
                                    ------------------    ------------------    ----------------    ----------------



Interest expense                               (1,740)                    -              (6,015)                  -

Miscellaneous income                                -                     -                   -               5,568

Gain (Loss) on asset sales                          -              (619,734)                  -            (619,734)
                                    ------------------    ------------------    ----------------    ----------------


Net Other Income (Expenses)                    (1,740)             (619,734)             (6,015)           (614,166)
                                    ------------------    ------------------    ----------------    ----------------

Net Loss Before Federal Income Tax           (117,481)             (626,253)           (278,519)           (626,699)


Federal Income Tax                                  -                     -                   -                   -
                                    ------------------    ------------------    ----------------    ----------------

NET (LOSS) FOR PERIOD               $        (117,481)    $        (626,253)    $      (278,519)    $      (626,699)
                                    ==================    ==================    ================    ================


(LOSS) PER SHARE                    $           (0.01)    $           (0.01)    $         (0.01)    $         (0.01)
                                    ==================    ==================    ================    ================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six months       Six months
                                                       ended            ended
                                                   December 31,     December 31,
                                                       2004             2003
                                                    (Unaudited)      (Unaudited)
                                                   ------------     ------------
Cash Flows from Operating Activities:

Net income (loss)                                  $  (278,519)     $  (626,699)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Common stock issued for services rendered             25,000                -
  Common stock issued for accrued expenses              11,496
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets           35,000                -
  Increase (decrease) in accounts payable              (12,500)        (257,790)
  Increase (decrease) in accrued expenses and
   other current liabilities                            (9,720)        (330,320)
                                                   ------------     ------------

   Cash Provided by (Used in) Operating Activities    (229,243)      (1,214,809)
                                                   ------------     ------------


Cash Flows from Financing Activities:

 Proceeds from notes payable                                 -          150,000
                                                   ------------     ------------

   Cash Provided By (Used in) Financing Activities           -          150,000
                                                   ------------     ------------

Net Increase (Decrease) in Cash                       (229,243)      (1,064,809)

Cash and Cash Equivalents Beginning of Period          257,899        1,124,216
                                                   ------------     ------------

Cash and Cash Equivalents End of Period            $    28,656      $    59,407
                                                   ============     ============

                 Notes to the Consolidated Financial Statements
                                December 31, 2004

GENERAL
-------

The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ended December 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2004.

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

Overview

     Prior to the Company's bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan overriding royalty interest and our Galveston, Texas interests and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business. Drilling of the first well in Pakistan as to which our overriding royalty pertains is scheduled for the first quarter of calendar 2005.

Results of Operations

     Our operations for the period ending December 31, 2004 reflected a net loss of $117,481 attributable to salaries paid to the directors, legal and professional fees, office overhead, administrative expense and interest. There were no revenues from operations. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is solely dependent upon cash infusion from the sale of securites and loans until business operations which generate an income stream can be developed. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities are still carried on our books post-bankruptcy, despite the inactivation of the subsidiary.

     As a result of the loss of our cash producing assets through foreclosure, we have purposely omitted a detailed discussion of operational results and their ramifications.

     During the bankruptcy proceedings and immediately thereafter, We received $575,000 in commitments for convertible debt funding from third parties which was authorized under the Second Amended Plan of Reorganization, all of which was collected and converted to Common stock. We have used such funds to finance salaries, legal expenses and nominal administrative overhead.

Liquidity and Capital Resources

     Since emerging from bankruptcy, we have been funded solely through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to Common stock. Subsequent to the end of the quarter ending December 31, 2004, we obtained a loan from a private party for $200,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. During the quarter ended December 31, 2004, we issued 76,520 shares of restricted Common stock to pay for $25,416.67 in accounting services through December 31, 2004. On a going forward basis, we believe that we will need additional operating capital and anticipate seeking an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. We anticipate that some critical services rendered by third parties during the 2005 calendar year will be paid with Common Stock, instead of cash assets. Successful drilling on the Pakistan Concession by Hydro Tur (Energy) Ltd. will also result in the generation of operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

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

Pakistan Overriding Royalty

     The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have been encouraged by the technical data derived from the drilling and seismic activities. We believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest would likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues, if any, could be used by the Company for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by the Company because an overriding royalty interest is not subject to such costs. While successful production and favorable hydrocarbon prices are necessary for the overriding royalty interest to demonstrate real value, we are optimistic that the additional seismic and technical data generated by the Company prior to sale and further expanded and refined after the sale by Hydro Tur (Energy) Ltd. will enhance the chances of a commercial discovery by Hydro Tur (Energy) Ltd. The drilling of the first well is scheduled during the first quarter of calendar 2005. Absent successful drilling by Hydro Tur (Energy) Ltd., the reserved overriding royalty interest is likely to have little or no value.

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

ITEM 2-CHANGES IN SECURITIES

     Our Common Stock previously traded on the National Association of Securities Dealers Bulletin Board quotation system under the symbol "AMEL". Although an active trading market for our Common Stock existed prior to bankruptcy, currently our shares are not trading, although an application to resume trading has been filed with NASDAQ. Additionally, our shares are not currently traded because the outstanding securities prior to bankruptcy were cancelled and new Common Stock issued solely to creditors, pursuant to the Second Amended Plan of Reorganization. Upon emergence from bankruptcy, we obtained a new CUSIP number [025636-20-0] and issued the new share certificates. The number of record holders of the Company's $0.001 par value Common Stock at February 9, 2005 was fifty two (52). Of the 26,881,000 shares outstanding, 4,576,512 are restricted shares and the balance are unrestricted shares.

     To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We did not submit any matters to a vote of security holders during the quarter ended September 30, 2004.

ITEM 5-OTHER INFORMATION

     Subsequent to the quarter ending December 31, 2004, we obtained a loan from a private party for $200,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. During the quarter ended December 31, 2004, we issued 76,520 shares of restricted Common stock to pay for $25,416.67 in accounting services through December 31, 2004.

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

                                     THE AMERICAN ENERGY GROUP, LTD.
                                             (REGISTRANT)


                                     By: /s/ R. Pierce Onthank
                                         ---------------------
                                     R. Pierce Onthank, President, Secretary,
                                     Director and acting Chief Financial Officer


                                     By: /s/ Dr. Iftihhar Zahid
                                         ----------------------
                                     Dr. Iftikhar Zahid, Director


DATED: February 17, 2005