Form 10QSB/A
period 2004-12-31
AMERICAN ENERGY GROUP LTD
filed 2005-02-23
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                         THE AMERICAN ENERGY GROUP, LTD.
                             INDEX TO FORM 10-QSB/A

PART I-FINANCIAL INFORMATION                                                       PAGE

Item 1.           Financial Statements ..............................................3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation...............................................6

Item 3.           Controls and Procedures............................................9

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings..................................................9

Item 2.           Changes in Securities..............................................9

Item 3.           Defaults Upon Senior Securities....................................9

Item 4.           Submission of Matters to a Vote of Security Holders...............10

Item 5.           Other Information.................................................10

Item 6.           Exhibits and Reports on Form 8-K..................................11

                          PART I-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  December 31, 2004       June 30, 2004
                                                     (Unaudited)            (Audited)
                                                --------------------  -------------------



ASSETS

Current Assets
    Cash                                                    $28,656             $257,899
    Prepaid Expenses                                              -               35,000
                                                --------------------  -------------------

    Total Current Assets                                     28,656              292,899
                                                --------------------  -------------------

Total Assets                                                $28,656             $292,899
                                                ====================  ===================

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Accounts payable                                       $238,588             $251,088
    Accrued liabilities                                      60,019               69,739
    Capital lease obligations                                   679                  679
                                                --------------------  -------------------

    Total Current Liabilities                               299,286              321,506
                                                --------------------  -------------------


Long-Term Liabilities
    Convertible Debt                                              -              375,000
                                                --------------------  -------------------

    Total Liabilities                                       299,286              696,506
                                                --------------------  -------------------

Shareholders' Equity

    Common stock, par value $.001
    per share, authorized: 80,000,000
    shares, issued and outstanding:
    At June 30, 2004:  24,698,518 shares
    At December 31, 2004:  26,707,250 shares                 26,708               24,699

    Capital in excess of par
     value                                                1,721,977            1,312,490

    Accumulated deficit                                  (2,019,315)          (1,740,796)
                                                --------------------  -------------------

    Net Shareholders' Equity                               (270,630)            (403,607)
                                                --------------------  -------------------

Total Liabilities and Shareholders' Equity                  $28,656             $292,899
                                                ====================  ===================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended       Three Months Ended        Six Months Ended      Six Months Ended
                                           December 31,             December 31,            December 31,           December 31,
                                              2004                     2003                     2004                  2003
                                           (Unaudited)              (Unaudited)             (Unaudited)            (Unaudited)
                                       --------------------    ----------------------    -------------------    ------------------

Revenues                                        $        -                $        -             $        -             $       -


Legal and professional fees
                                                       281                         -                 41,435                     -
Administrative salaries
                                                    90,000                         -                180,000                   249
Office overhead expense
                                                     4,929                       136                 17,702                   719
General and administrative expense
                                                    20,531                     6,383                 33,367                11,565
                                       --------------------    ----------------------    -------------------    ------------------


Total Other Expenses                               115,741                     6,519                272,504                12,533
                                       --------------------    ----------------------    -------------------    ------------------


Net Operating Profit (Loss)                      (115,741)                   (6,519)              (272,504)              (12,533)
                                       --------------------    ----------------------    -------------------    ------------------



Interest expense                                   (1,740)                         -                (6,015)                     -

Miscellaneous income                                     -                         -                      -                 5,568

Gain (Loss) on asset sales                               -                 (619,734)                      -             (619,734)
                                       --------------------    ----------------------    -------------------    ------------------


Net Other Income (Expenses)                        (1,740)                 (619,734)                (6,015)             (614,166)
                                       --------------------    ----------------------    -------------------    ------------------

Net Loss Before Federal Income Tax
                                                 (117,481)                 (626,253)              (278,519)             (626,699)


Federal Income Tax                                       -                         -                      -                     -
                                       --------------------    ----------------------    -------------------    ------------------

NET (LOSS) FOR PERIOD                        $   (117,481)            $    (626,253)           $  (278,519)          $  (626,699)
                                       ====================    ======================    ===================    ==================


(LOSS) PER SHARE                              $     (0.01)            $       (0.01)           $     (0.01)          $     (0.01)
                                       ====================    ======================    ===================    ==================

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months             Six months
                                                                                   ended                   ended
                                                                                December 31,            December 31,
                                                                                    2004                    2003
                                                                                (Unaudited)             (Unaudited)
                                                                                -----------             -----------
Cash Flows from Operating Activities:

Net income (loss)                                                                        $(278,519)           $(626,699)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Common stock issued for services rendered                                                 25,000                    -
  Common stock issued for accrued expenses                                                  11,496
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets                                               35,000                    -
  Increase (decrease) in accounts payable                                                  (12,500)            (257,790)
  Increase (decrease) in accrued expenses and
    other current liabilities                                                               (9,720)            (330,320)
                                                                                         ---------            ---------

     Cash Provided by (Used in) Operating Activities                                      (229,243)          (1,214,809)
                                                                                         ---------            ---------


Cash Flows from Financing Activities:

  Proceeds from notes payable                                                                    -              150,000
                                                                                         ---------            ---------

     Cash Provided By (Used in) Financing Activities                                             -              150,000
                                                                                         ---------            ---------

Net Increase (Decrease) in Cash                                                           (229,243)          (1,064,809)

Cash and Cash Equivalents Beginning of Period                                              257,899            1,124,216
                                                                                         ---------            ---------

Cash and Cash Equivalents End of Period                                                    $28,656              $59,407
                                                                                         =========            =========



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

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as Exhibits to this report:

          Exh. 31.1 - Certification by R. Pierce Onthank, President, chief executive and chief financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

          Exh. 32.1 - Certification by R. Pierce Onthank, President, chief executive and chief financial and accounting officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and
          (b).

     (b) No reports on Form 8-K were filed during the period ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          THE AMERICAN ENERGY GROUP, LTD.
                                   (REGISTRANT)


                          By:/s/ R. Pierce Onthank
                          -------------------------
                          R. Pierce Onthank, President, Secretary, Director and Chief Financial Officer


                          By:/s/ Dr. Iftihhar Zahid
                          -------------------------
                          Dr. Iftikhar Zahid, Director



DATED:  February 23, 2005