Form 10QSB
period 2005-03-31
AMERICAN ENERGY GROUP LTD
filed 2005-05-13
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X_    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
       OF 1934
___    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
       OF 1934

                  For the quarterly period ended March 31, 2005

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

  As of May 15, 2005, the number of Common shares outstanding was 27,019,280

      Transitional Small Business Issuer Format (Check one)  Yes ___  No _X_

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements ......................................      3

Item 2.    Management's Discussion and Analysis
            or Plan of Operation......................................      6

Item 3.    Controls and Procedures....................................      8


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..........................................      8

Item 2.    Changes in Securities......................................      9

Item 3.    Defaults Upon Senior Securities............................      9

Item 4.    Submission of Matters to a Vote of Security Holders........      9

Item 5.    Other Information..........................................      9

Item 6.    Exhibits and Reports on Form 8-K...........................      9

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,         June 30,
                                                     2005              2004
                                                  (Unaudited)        (Audited)
                                                 --------------   --------------
ASSETS
Current Assets
    Cash                                           $    48,298      $   257,899
    Prepaid Expenses                                    91,712           35,000
                                                 --------------   --------------
    Total Current Assets                               140,010          292,899
                                                 --------------   --------------
Fixed Assets
    Office Equipment                                     3,286                -
    Less Accumulated Depreciation                          (82)               -
                                                 --------------   --------------
    Total Fixed Assets                                   3,204                -
                                                 --------------   --------------
Total Assets                                       $   143,214      $   292,899
                                                 ==============   ==============

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
    Accounts payable                               $   238,588      $   251,088
    Accrued liabilities                                 54,659           69,739
    Capital lease obligations                              679              679
                                                 --------------   --------------
    Total Current Liabilities                          293,926          321,506
                                                 --------------   --------------

Long-Term Liabilities
    Convertible Debt                                   220,000          375,000
                                                 --------------   --------------
    Total Liabilities                                  513,926          696,506
                                                 --------------   --------------

Shareholders' Equity

    Common stock, par value $.001 per share,
     authorized: 80,000,000 shares, issued and
     outstanding:
    At June 30, 2004:  24,698,518 shares
    At March 31, 2005:  26,733,520 shares               26,734           24,699
    Capital in excess of par value                   1,754,451        1,312,490
    Accumulated deficit                             (2,151,897)      (1,740,796)
                                                 --------------   --------------
    Net Shareholders' Equity                          (370,712)        (403,607)
                                                 --------------   --------------
Total Liabilities and Shareholders' Equity         $   143,214      $   292,899
                                                 ==============   ==============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Three Months     Three Months      Nine Months      Nine Months
                                        Ended            Ended            Ended            Ended
                                       March 31,        March 31,        March 31,        March 31,
                                         2005             2004             2005             2004
                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                    ---------------  ---------------  ---------------  ---------------
REVENUES                              $        -       $        -       $        -       $        -
OTHER EXPENSES
  Legal and professional fees             18,812            5,600           60,247            5,600
  Administrative salaries                 92,760          140,000          272,760          140,249
  Office overhead expense                  5,011                -           22,713              719
  General and administrative
   expense                                14,476              261           47,843           11,826
                                    ------------------------------------------------------------------
     Total Other Expenses                131,059          145,861          403,563          158,394
                                    ---------------  ---------------  ---------------  ---------------

NET OPERATING PROFIT (LOSS)             (131,059)        (145,861)        (403,563)        (158,394)
                                    ---------------  ---------------  ---------------  ---------------
OTHER INCOME (EXPENSE)
  Interest expense                       (1,441)          (2,250)          (7,456)          (2,250)
  Depreciation expense                      (82)               -              (82)               -
  Miscellaneous income                        -                -                -            5,568
  Gain (Loss) on asset sales                  -                -                -         (619,734)
                                    ---------------  ---------------  ---------------  ---------------
     Net Other Income (Expenses)         (1,523)          (2,250)          (7,538)        (616,416)
                                    ---------------  ---------------  ---------------  ---------------
NET INCOME BEFORE TAX                  (132,582)        (148,111)        (411,101)        (774,810)

     Federal Income Tax                       -                -                -                -
                                    ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) FOR PERIOD          $(132,582)       $(148,111)       $(411,101)       $(774,810)
                                    ===============  ===============  ===============  ===============

EARNINGS (LOSS) PER SHARE                $(0.01)          $(0.01)          $(0.01)          $(0.01)
                                    ===============  ===============  ===============  ===============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine Months      Nine Months
                                                     ended            ended
                                                    March 31,        March 31,
                                                      2005             2004
                                                  (Unaudited)      (Unaudited)
                                                 --------------   --------------
Cash Flows from Operating Activities:
Net income (loss)                                  $  (411,101)     $  (774,810)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Depreciation                                              82                -
  Common stock issued for services rendered             30,788                -
  Common stock issued for prepaid services              26,712
  Common stock issued for accrued expenses              11,496                -
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets          (56,712)         (30,000)
  Increase (decrease) in accounts payable              (12,500)        (257,790)
  Increase (decrease) in accrued expenses and
   other current liabilities                           (15,080)        (256,125)
                                                 --------------   --------------
     Cash Provided by (Used in) Operating
      Activities                                      (426,315)      (1,318,725)
                                                 --------------   --------------
Cash Flows from Investing Activities:
  Cash payments for the purchase of equipment           (3,286)               -
                                                 --------------   --------------
     Cash (Used in) Investing Activities                (3,286)               -
                                                 --------------   --------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                          220,000          250,000
                                                 --------------   --------------
     Cash Provided By Financing Activities             220,000          250,000
                                                 --------------   --------------
Net Increase (Decrease) in Cash                       (209,601)      (1,068,725)

Cash and Cash Equivalents Beginning of Period          257,899        1,124,216
                                                 --------------   --------------
Cash and Cash Equivalents End of Period            $    48,298      $    55,491
                                                 ==============   ==============


                 Notes to the Consolidated Financial Statements
                                 March 31, 2005


GENERAL
-------

The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and nine months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2004.

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

Overview

     Prior to the Company's bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan overriding royalty interest and our Galveston, Texas interests and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business. Drilling of the first well in Pakistan as to which our overriding royalty pertains was commenced on March 25, 2005 with an approximate target depth of 4,921 feet. The well is named Haseeb No. 1 well. Additional wells are likewise intended by the operating entity but have not been scheduled.

Results of Operations

     Our operations for the period ending March 31, 2005 reflected a net loss of $132,582 attributable to salaries paid to the directors, legal and professional fees, office overhead, administrative expense and interest. There were no revenues from operations. All of our producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, the Company is solely dependent upon cash infusion from the sale of securities and loans until business operations which generate an income stream can be developed. Securities have not been sold to date but during the quarter, we obtained a $220,000 loan from a private party with a one-year maturity and the right to extend the maturity date by one-year with the payment of an extension fee of $20,000. The loan proceeds have been used to finance salaries, legal expenses and nominal administrative overhead. Our operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities were carried on our books post-bankruptcy, despite the inactivation of the subsidiary. On April 14, 2005, Chapter 7 bankruptcy proceedings were initiated for The American Energy Operating Corp. in the Southern District of Texas with the intended purpose of liquidating this inactive subsidiary and eliminating these liabilities from the books of the Company.

     As a result of the loss of our cash producing assets through the 2003 foreclosure, we have purposely omitted a detailed discussion of operational results and their ramifications.

Liquidity and Capital Resources

     Since emerging from bankruptcy, we have been funded through the private sale of convertible debt securities totaling $575,000 pursuant to the Second Amended Plan of Reorganization, all of which has been converted to Common stock. During the quarter ending March 31, 2005, we obtained a loan from a private party for $220,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. The loan agreement originally provided for a $200,000 loan, but was amended to increase the loan to $220,000.00. On a going forward basis, we believe that we will need additional operating capital and anticipate seeking an infusion of cash through loans, sales of securities, a sale or partial sale of the Galveston County, Texas assets or successful resolution of the Smith Energy litigation. We anticipate that some critical services rendered by third parties during the 2005 calendar year will be paid with Common Stock, instead of cash assets. If successful drilling results on the Pakistan Concession, we may realize operating capital once sales into the existing pipeline infrastructure begin. However, there can be no assurance that we will be successful in obtaining sufficient operating capital to meet future needs from any of these potential sources.

     In light of our current lack of revenue-generating business operations and our need to further capitalize future overhead, operations and growth, our viability as a going concern is uncertain. There can be no assurance that we will be successful in our efforts to improve the Company's financial position and to develop its assets.

Business Strategy and Prospects

     We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty-seven million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets. However, the Company does not currently enjoy a revenue stream from any business operation or asset. We must continue to raise operating capital through other means until a revenue stream is developed, if at all.

Pakistan Overriding Royalty

     The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have been encouraged by the technical data derived from the drilling and seismic activities. We believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest would likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues, if any, could be used by the Company for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by the Company because an overriding royalty interest is not subject to such costs. While successful production and favorable hydrocarbon prices are necessary for the overriding royalty interest to demonstrate real value, we are optimistic that the additional seismic and technical data generated by the Company prior to sale and further expanded and refined after the sale of the subsidiary will enhance the chances of a commercial discovery. The drilling of the first well, Haseeb No. 1, commenced on March 25, 2005. Absent successful drilling, the reserved overriding royalty interest is likely to have little or no value.

Galveston County, Texas Leases

     In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an "after-payout" 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We succeeded to the interests of Luck Petroleum Corporation as a result of the 1997 purchase from the bankruptcy trustee. With regard to the mid-range zones, our research to date has given rise to the belief that "payout" has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy. If we are correct, then we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. Based upon our research, we believe that the deeper zones also have development potential. We are exploring the various opportunities to realize value from these deep rights, including potential sale. We have not yet determined the best course for these assets. These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date. We believe that we will be able to continue our research and conduct future negotiations toward a development path which best suits our goals and our cash flow position. We are compelled to focus on these efforts for the near term in order to generate additional working capital.


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


PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On January 22, 2004, we filed lawsuit in the United States Bankruptcy Court, Southern District of Texas, as an adversary proceeding against Smith Energy 1986-A Partnership, Smith Energy Company, Inc. and Howard Smith. The basis of the lawsuit is a claim for unpaid working interest proceeds claimed by The American Energy Group, Ltd. as the owner of a 15% "after payout" working interest in certain producing zones under our Galveston County, Texas assets. The basis of our claim is that payout may have actually been achieved resulting in a possible wrongful retention of revenues by the named defendants. If successful, we believe that we will recoup proceeds which should have been paid previously as well as obtain a revenue stream from future production from these zones. This lawsuit is pending as of the date of filing of this report. The suit was subsequently dismissed and the Company intends to pursue the accounting from Smith Energy in a venue which is outside the bankruptcy court.

     Due to the fact that the Company's subsidiary, The American Energy Operating Corp. ("AEOC"), was not a party to the bankruptcy proceedings initiated June 28, 2002, the accounts payable attributed to the subsidiary have been carried on the Company's books through the quarter ending March 31, 2005, even though this subsidiary is inactive. During the period ended June 30, 2004, AEOC, received notice from the enforcement division of the Railroad Commission of Texas that three (3) abandoned wells in the North Dayton Field previously operated by AEOC many years ago are required to be plugged in accordance with Commission procedures and rules. The plugging costs are potentially very high. These uncertain plugging costs, together with the high liabilities carried on the Company's books related to AEOC's prior operations on the Fort Bend County, Texas oil and gas leases (which were foreclosed in 2003), formed the basis for AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. We believe that eliminating the negative financial impacts and potential impacts caused by this totally inactive subsidiary will be positive for the Company.

     The Company is a party to a lawsuit initiated by Alief Independent School District for the collection of alleged unpaid school district taxes on office equipment and personal property for calendar year 2002. The liability claimed by the District for the period is $6,099.05. The Company is currently investigating the extent of its responsibilities, and intends to pay the taxes if responsible.


ITEM 2 - CHANGES IN SECURITIES

     During the quarter, the Company issued 35,760 shares to B.W. Fishing Tools, Inc. ("BWFT"), an original creditor in the Company's prior bankruptcy proceedings. In those proceedings, each creditor was issued stock for its debt pursuant to the Second Amended Plan of Reorganization. In the case of BWFT, its stock issuance was inadvertently omitted and the issuance of the 35,760 shares corrects the omission. Also, during the quarter, the Company issued 26,000 shares for consulting services.

     To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     We did not submit any matters to a vote of security holders during the quarter ended March 31, 2005.


ITEM 5 - OTHER INFORMATION

     On April 27, 2005, we filed a Form S-8 registration statement to register 2,000,000 shares for potential issuance to third party consultants who qualify under the Company's 2005 Consultant Equity Participation Plan. We believe that this plan will facilitate the Company's ability to acquire valuable third party services with Company stock rather than cash assets, thereby preserving cash assets for other critical needs.


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

     (b) No reports on Form 8-K were filed during the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE AMERICAN ENERGY GROUP, LTD.
                                            (REGISTRANT)


                                   By: /s/ R. Pierce Onthank
                                       -----------------------------------------
                                       R. Pierce Onthank, President, Secretary,
                                       Director and Chief Financial Officer


                                   By: /s/ Dr. Iftihhar Zahid
                                       -----------------------------------------
                                       Dr. Iftikhar Zahid, Director



DATED: May 12, 2005