Form 10KSB
period 2005-06-30
AMERICAN ENERGY GROUP LTD
filed 2005-10-14
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

                                                 Commission file number: 0-22149

                         THE AMERICAN ENERGY GROUP, LTD.
                 (Name of small business issuer in its charter)

                      Nevada                                   87-0448843
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

       120 Post Road West, Suite 202
      Westport, Connecticut                                       06880
     (Address of principal executive offices)                   (Zip code)

(Issuer's telephone number 203/222-7315)
---------------------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None

              Securities registered under section 12(g) of the Act:
                     Common Stock, Par Value $.001 Per Share
                           ---------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

          The issuer had no revenues for the year ended June 30, 2005.

 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of May 2, 2005 was $23,897,997.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  As of October 3, 2005, the number of Common shares outstanding was 27,139,584
                            -------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-KSB


PART 1                                                                                              PAGE
Items 1and 2.     Business and Properties.........................................................    3

Item 3.           Legal Proceedings...............................................................    3

Item 4.           Submission of Matters to a Vote of Security Holders.............................    4

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters........................    4

Item 6.           Management's Discussion and Analysis
                  or Plan of Operation............................................................    5

Item 7.           Financial Statements ...........................................................    7

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure........................................................    7

Item 8A           Controls and Procedures.........................................................    7

Item 8B           Other Information...............................................................    8

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act...............................    8

Item 10.          Executive Compensation..........................................................    8

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters.................................................    9

Item 12.          Certain Relationships and Related Transactions..................................    9

PART IV

Item 13.          Exhibits .......................................................................    9

Item 14.          Principal Accountant Fees and Services..........................................    9

SIGNATURES........................................................................................   10


                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

Overview and Subsequent Events

     The American Energy Group, Ltd. was, until its calendar 2002 bankruptcy, an independent oil and natural gas company engaged in the exploration, development acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan. While the bankruptcy proceedings were pending, the Texas producing oil and gas leases in Fort Bend County, Texas were foreclosed by the secured lender. Our non-producing Galveston County, Texas oil an gas lease rights were not affected by the foreclosure. In November, 2003, we sold the capital stock of our Hycarbex-American Energy, Inc. subsidiary, which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey. The Company retained an 18.0% overriding royalty interest in the production which may be derived in the future from drilling operations. We emerged from bankruptcy in early 2004 with these two assets intact and with our sole business being the maintenance and management of these assets.

Office Facilities

     In July 2004, the principal address was moved to 120 Post Road West, Suite 202, Westport, Connecticut. The office space is on a month-to-month lease providing for monthly rental of $1,170.25. For the year ending June 30, 2005, office rentals totaled $15,796.25.

Employees

     We did not have any paid employees on June 30, 2005, other than the Directors and Executive Officers, Pierce Onthank and Dr. Iftihhar Zahid. Director, Karl Welser, who was appointed in June, 2005, does not currently receive a salary or other Director compensation.

ITEM 3 - LEGAL PROCEEDINGS

     We had numerous prepetition suits by creditors based upon nonpayment for services and goods related to our Texas-based oil and gas activities, some of which resulted in judgments. Several of these creditors asserted claims in the bankruptcy proceedings which commenced June 28, 2002, and as a result, received Common Stock in satisfaction of their claims pursuant to the Second Amended Plan of Reorganization, which plan provided for cancellation of all outstanding securities and issuance of new Common Stock solely to the creditors.

     On January 22, 2004, we filed lawsuit in the United States Bankruptcy Court, Southern District of Texas, as an adversary proceeding against Smith Energy 1986-A Partnership, Smith Energy Company, Inc. and Howard Smith. The basis of the lawsuit was a claim for unpaid working interest proceeds claimed by The American Energy Group, Ltd. as the owner of a 15% "after payout" working interest in certain producing zones under our Galveston County, Texas assets. The basis of our claim is that payout may have actually been achieved resulting in a possible wrongful retention of revenues by the named defendants. This lawsuit was voluntarily dismissed in order to facilitate a refiling outside of the bankruptcy court venue. We anticipate a filing in a state court venue in the fiscal year commencing July 1, 2005.

     Due to the fact that the Company's subsidiary, The American Energy Operating Corp. ("AEOC"), was not a party to the bankruptcy proceedings initiated June 28, 2002, the accounts payable attributed to the subsidiary were carried on the Company's books into the current fiscal year, even though this subsidiary is inactive. During the period ended June 30, 2004, AEOC, received notice from the enforcement division of the Railroad Commission of Texas that three (3) abandoned wells in the North Dayton Field previously operated by AEOC many years ago are required to be plugged in accordance with Commission procedures and rules. The plugging costs are potentially very high. These uncertain plugging costs, together with the high liabilities carried on the Company's books related to AEOC's prior operations on the Fort Bend County, Texas oil and gas leases (which were foreclosed in 2003), formed the basis for AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. We believe that eliminating the negative financial impacts and potential impacts caused by this totally inactive subsidiary will be positive for the Company.

     After the commencement of the current fiscal year, the Company was joined in a lawsuit by Alief Independent School District for the collection of alleged unpaid school district taxes on office equipment and personal property for calendar year 2002. The liability claimed by the District for the period is $6,099.05 excluding court costs and interest. The Company's prior bankruptcy proceedings did not affect this liability and therefore the debt was paid subsequent to the end of the current fiscal year.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of the year ended June 30, 2005.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common stock is traded on the over-the-counter bulletin board under the symbol AEGG. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The trading market began during the quarter ending December 31, 2004, and the low and high prices for that quarter were $0.20 and $1.01, respectively. For the quarter ending March 31, 2005, the low and high prices were $0.75 and $1.50, respectively. For the quarter ending June 30, 2005, the low and high prices were $0.46 and $3.24, respectively.

     During the quarter we issued 250,000 restricted shares to Brian Perry for website consulting services performed in calendar 2004 and to be performed in 2005. At the time of his consulting agreement, the stock had no trading value.

     During the quarter ending March 31, 2005, we issued 35,760 shares to B.W. Fishing Tools, Inc. ("BWFT"), an original creditor in the Company's prior bankruptcy proceedings. In those proceedings, each creditor was issued stock for its debt on a three shares for one dollar of debt basis pursuant to the Second Amended Plan of Reorganization. In the case of BWFT, its stock issuance was inadvertently omitted and the issuance of the 35,760 shares corrects the omission.

     On April 27, 2005, we filed a Form S-8 registration statement to register 2,000,000 shares for potential issuance to third party consultants who qualify under the Company's 2005 Consultant Equity Participation Plan. We believe that this plan will facilitate the Company's ability to acquire valuable third party services with Company stock rather than cash assets, thereby preserving cash assets for other critical needs. Under this plan, we issued during the fourth quarter 17,620 shares to Consultant, Clay Mahaffey for stock valuation research, and 26,000 shares to Consultant, David Wenger, for shareholder research

     To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

     On April 12, 2005, each of Pierce Onthank and Iftikhar Zahid were issued 1,000,000 warrants to purchase Common shares. The warrants are exercisable during the five year period ending April 12, 2010 and contain cashless exercise provisions. One half of the warrants are exercisable as of April 12, 2005, their issuance date, at an exercise price of $0.75. Commencing October 13, 2005, 250,000 warrants are exercisable at $1.00 per share and commencing January 12, 2006, 250,000 warrants are exercisable at $1.50 per share.


                      Equity Compensation Plan Information
========================================================================================================
      Plan category        Number of securities to      Weighted-average        Number of securities
                           be issued upon exercise      exercise price of     remaining available for
                           of outstanding options,    outstanding options,     future issuance under
                             warrants and rights       warrants and rights   equity compensation plans
                                                                               (excluding securities
                                     (a)                       (b)              reflected in column (a))

                                                                                        (c)
========================================================================================================
Equity compensation plans
approved by security
holders
========================================================================================================
Equity compensation plans    2,000,000 Common                  $1.00                       -0-
not approved by security
holders
========================================================================================================
          Total
========================================================================================================


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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

..   The future results of drilling individual wells and other exploration and development activities;
..   Future variations in well performance as compared to initial test data; .
    Future events that may result in the need for additional capital; . Fluctuations in prices for oil and gas; . Future drilling and other exploration schedules and sequences for various wells and other activities;
..  Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
..  Our future ability to raise necessary operating capital.

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

     Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed in the fourth quarter of the current fiscal year. All testing to date indicates that the Haseeb No. 1 well will be a significant commercial gas well and such gas sales are expected to begin during the quarter ending March 31, 2006. Additional wells are currently planned by Hycarbex-American Energy, Inc., the operating entity holding the exploration license.

Results of Operations

     Our operations for the period ending June 30, 2005 reflected a net loss of $694,264 attributable to salaries paid to the directors, legal and professional fees, office overhead, and administrative expense. There were no revenues from operations and our sole business during the fiscal year consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, subsequent to emerging from bankruptcy, the Company had no recurring income stream and was solely dependent upon cash infusion from the sale of securities and loans. The loans and securities sales which occurred during the fiscal year and subsequent to the end of the fiscal year have been used and will continue to be used to finance salaries, legal expenses and nominal administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are expected to begin during the quarter ending March 31, 2006.

     Our prior operating company, The American Energy Operating Corp. did not participate in the bankruptcy proceedings and its accounts payable and accrued liabilities were carried on our books post-bankruptcy, despite the inactivation of the subsidiary. On April 14, 2005, Chapter 7 bankruptcy proceedings were initiated for The American Energy Operating Corp. in the Southern District of Texas with the intended purpose of liquidating this inactive subsidiary and eliminating these liabilities from the books of the Company.

Liquidity and Capital Resources

     Since emerging from bankruptcy, we have been funded through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to Common stock. During the fiscal year ending June 30, 2005, we obtained a loan facility from a private party for $300,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. The loan agreement originally provided for a $200,000 loan, but was amended twice to increase the available principal under the loan to $300,000.00, of which $292,000.00 is currently outstanding. We likewise obtained from a private party a separate $25,000 loan due and payable December 31, 2005, and which was to accrue interest at JP Morgan Chase Bank Prime plus three percent. This $25,000 loan was converted to 50,000 warrants at an exercise price of $1.75 after the end of the fiscal year.

     Subsequent to the end of the fiscal year, we raised $130,000.00 (including the $25,000 loan referenced in teh preceding paragraph) through the placement with private parties of 260,000 warrants to purchase our Common Stock. The warrants have a three year term and provide for the purchase of the stock during the term, if exercised, at a price of $1.50 per share as to 160,000 warrants, and a price of $1.75 per share as to 100,000 warrants. Also subsequent to the end of the fiscal year we obtained a commitment from an existing shareholder to purchase 122,222 Common shares at $0.90 per share, or a total of $110,000.00. We anticipate that the capital obtained from these transactions will provide sufficient working capital through early calendar 2006. If the gas sales from Haseeb No. 1 begin in 2006 as expected, we may be able to rely upon actual production revenues for future working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs.

     During the fourth quarter of the current fiscal year, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants to the Company. We anticipate that some critical services rendered by third party consultants during the 2006 fiscal year will be paid with Common Stock, instead of cash assets.

Business Strategy and Prospects

     We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty-seven million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated.

Pakistan Overriding Royalty

     The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well drilled in the fourth quarter of the current year based upon all available test results. We further announced subsequent to the end of the current year the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. which should provide valuable data for selection of the next well on the concession expected to be drilled prior to the end of the first quarter of calendar 2006. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues are expected to be used by the Company for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by the Company because an overriding royalty interest is not subject to such costs.

     While continuous production and favorable hydrocarbon prices are necessary for the overriding royalty interest to demonstrate real value, we are optimistic that the recent successful drilling of the Haseeb No. 1 Well, the proximity of a pipeline for gas sales and the additional seismic and technical data collected will enhance the chances of continued success on the concession despite the customary risks inherent with oil and gas drilling in general.

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

ITEM 8B-OTHER INFORMATION

                  None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company at June 30, 2005, included the following persons, each of whom serves on the audit committee of the Company:

     Pierce Onthank, age 45, serves as President, Secretary and one of two Directors of the Company. Mr. Onthank is currently the sole officer and succeeds Georg von Canal, William Aber and Dean Smith in that regard. Mr. Onthank received a BA in economics from Denison University. He served as the investment broker for the Company from 1998 until 2001. In addition to raising millions of dollars for American Energy Group Ltd., he has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently became a limited partner with Bear Stearns. Later he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank moved on to serve as a Senior Vice President at Paine Webber and later at Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming President of American Energy Group Ltd. he co-founded Crary Onthank & O'Neill, an Investment Banking Company, in 1998.

     Dr. Iftikhar Zahid, age 47, serves as a Director of the Company. Dr. Iftikhar Zahid was educated at The Dow Medical College, Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid joined the Company as a Resident Director/Country Manager of the Pakistan Office of Hycarbex-American Energy, Inc. In June 2001, he was promoted to Vice-President and Resident Director and joined the international board of The American Energy Group Ltd. as a director. Since the sale of Hycarbex-American Energy Inc. by the Company, Dr. Zahid has been managing the Company's 18% royalty interest in the Yasin Block.

     Karl Welser, age 51, serves as a Director of the Company. Mr. Welser has been actively involved in private real estate and finance ventures since 1999. After attending business school in Zurich, Mr. Welser joined Bank J. Vontobel in 1971 which specialized in private financial management. In the late 1970s Mr. Welser attended the Zurich Management School where he obtained his Economist KSZH degree. From 1980 through 1998, while employed at Zurcher Kantonalbank, Bankinstitut and UBS in Zurich, Switzerland, respectively, Mr. Welser's primary activities included analysis of the securities markets.

     The Company believes that for the year ended June 30, 2005, its officers and directors have complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934. The filing of the Form 5 for each such officer and director was filed after the due date.

Code of Ethics

     The Company has adopted a Code of Ethics that is applicable to all employees of the Company and, in particular, to its senior officers. A copy of the Code of Ethics may be obtained from the Company without charge by writing to the Company at The American Energy Group, Ltd., 120 Post Road West, Suite 202, Westport, Connecticut 06880.

ITEM 10-EXECUTIVE COMPENSATION

     There was no executive compensation paid by the Company between July 1, 2003, and January 31, 2004. Commencing February, 2004, Pierce Onthank and Dr. Iftikhar Zahid began receiving a $10,000 per month salary. Commencing April 2004, the Onthank salary was adjusted to $16,000 and the Zahid salary was adjusted to $15,000. The resulting totals for the period ending June 30, 2005, are $192,000 paid to Pierce Onthank and $ 180,000 paid to Dr. Iftikhar Zahid. On April 12, 2005, each of Pierce Onthank and Iftikhar Zahid were issued 1,000,000 warrants to purchase Common shares. The warrants are exercisable during the five year period ending April 12, 2010 and contain cashless exercise provisions. One half of the warrants are exercisable as of April 12, 2005, their issuance date, at an exercise price of $0.75. Commencing October 13, 2005, 250,000 warrants are exercisable at $1.00 per share and commencing January 12, 2006, 250,000 warrants are exercisable at $1.50 per share. Director Karl Welser receives no compensation for serving as a Director.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pierce Onthank and Dr. Iftikhar Zahid each own 1,500,000 Common shares and 1,000,000 warrants to purchase Common shares. The warrants are exercisable during the five year period ending April 12, 2010 and contain cashless exercise provisions. One half of the warrants are exercisable as of April 12, 2005, their issuance date, at an exercise price of $0.75. Commencing October 13, 2005, each gentleman may exercise another 250,000 warrants at $1.00 per share and commencing January 12, 2006, each gentleman may exercise the remaining 250,000 warrants at $1.50 per share. Karl Welser holds 159,000 shares of the Company's Common Stock purchased prior to becoming a Director.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the period ended June 30, 2005, there were no related transactions.

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

     (b) No reports on Form 8-K were filed during the period ended June 30, 2005.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Audit fees billed by the Company's Principal Accountant were $16,000.00 during the year ended June 30, 2005.

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


                            THE AMERICAN ENERGY GROUP, LTD.
                                     (REGISTRANT)



                            By:/s/ R. Pierce Onthank
                              ---------------------------------
                               R. Pierce Onthank, President, Secretary, Director and Chief Financial Officer


                            By:/s/ Dr. Iftihhar Zahid
                              ---------------------------------
                                Dr. Iftikhar Zahid, Director



                            By:/s/ Karl Welser
                              ---------------------------------
                                Karl Welser, Director


DATED:   October 13, 2005

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                 C O N T E N T S


Independent Auditors' Reports............................................... F-3

Consolidated Balance Sheets................................................. F-4

Consolidated Statements of Operations....................................... F-5

Consolidated Statements of Stockholders' Equity............................. F-6

Consolidated Statements of Cash Flows....................................... F-7

Notes to the Consolidated Financial Statements.............................. F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Westport, CT.

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2005, 2004 and the consolidated results of their operations and their cash flows for the years ended June 30, 2005, 2004 and 2003, in conformity accounting principles generally accepted in the United States of America.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 13, 2005

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                       Assets
                                                       ------


                                                                                           June 30,
                                                                           -------------------------------------
                                                                                  2005                2004
                                                                           ------------------  -----------------
Current Assets
--------------
   Cash (Note 1)                                                           $              227  $         257,899
   Prepaid expenses                                                                    91,560             35,000
                                                                           ------------------  -----------------

     Total Current Assets                                                              91,787            292,899
                                                                           ------------------  -----------------

Property and Equipment
----------------------
   Office equipment                                                                     3,286          -
   Accumulated depreciation                                                              (246)         -
                                                                           ------------------  -----------------

     Net Property and Equipment                                                         3,040          -
                                                                           ------------------  -----------------

        Total Assets                                                       $           94,827  $         292,899
                                                                           ==================  =================

                                        Liabilities and Stockholders' Equity
                                        ------------------------------------

Current Liabilities
-------------------
   Accounts payable                                                        $           17,632  $          12,500
   Accrued liabilities                                                                 35,209             24,239
   Convertible Debt                                                                    25,000
   Current portion of long term debt                                                  292,000           -
                                                                           ------------------  -----------------

       Total Current Liabilities                                                      369,841             36,739
                                                                           ------------------  -----------------

Liabilities Subject to Compromise
---------------------------------
   Prepetition trade accounts payable                                      $          238,588  $         238,588
   Prepetition accrued liabilities                                                     45,500             45,500
   Current portion of capital lease obligations (Note 5)                                  679                679
                                                                           ------------------  -----------------

       Total Liabilities Subject to Compromise                                        284,767            284,767
                                                                           ------------------  -----------------

Long-Term Liabilities
   Convertible debt (Note 4)                                                        -                    375,000
                                                                           ------------------  -----------------
     Total Long-Term Liabilities                                                    -                    375,000
                                                                           ------------------  -----------------

     Total Liabilities                                                                654,608            696,506
                                                                           ------------------  -----------------


Stockholders' Equity (Notes 6,7 and 8)
--------------------
   Common stock; par value $0.001 per share;
      authorized 80,000,000 shares; 24,698,518 and
      27,139,584 shares issued and outstanding, respectively                           27,140             24,699
   Capital in excess of par value                                                   1,860,545          1,312,490
   Accumulated deficit                                                             (2,447,466)        (1,740,796)
                                                                           ------------------  -----------------

     Total Stockholders' Equity                                                      (559,781)          (403,607)
                                                                           ------------------  -----------------

     Total Liabilities and Stockholders' Equity                            $           94,827  $         292,899
                                                                           ==================  =================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                             For the Years Ended
                                                                                  June 30,
                                                          ----------------------------------------------------------
                                                                2005                2004                2003
                                                          -----------------  ------------------  -------------------
Revenue
-------
   Oil and gas sales                                      $       -          $        -          $          357,062
                                                          -----------------  ------------------  ------------------

     Total Revenue                                                -                   -                     357,062

Expenses
--------
   Lease operating and production costs                           -                   -                     118,389
   Penalties                                                      -                   -                     262,581
   Legal and professional                                          180,550            -                     100,423
   Depreciation and amortization expense                               246            -                     351,652
   Other general and administrative                                513,468             273,323            1,089,598
                                                          -----------------  ------------------  -------------------

     Total Expenses                                                694,264             273,323            1,922,643
                                                          -----------------  ------------------  -------------------

       Net Operating Loss                                         (694,264)           (273,323)          (1,565,581)

Other Income (Expenses)
-----------------------
   Loss on sale of investment in subsidiary                       -                   (621,234)           -
   Gain on settlement of debt (Note 2)                            -                   -                   -
   Interest income                                                -                   -                      9,765
   Interest expense                                                (12,406)             (5,480)           (110,228)
                                                          -----------------  ------------------  -------------------

     Total Other Income (Expenses)                                 (12,406)           (626,714)           (100,463)
                                                          -----------------  ------------------  -------------------

     Income (loss) before Reorganization Items
     and Income Taxes                                             (706,670)           (900,037)         (1,666,044)

Reorganization (Expenses)
-------------------------
   Loss on foreclosure of properties and assets                   -                   -                 (3,813,506)
   Loss on abandonment of leases                                  -                   -                 (9,226,614)
   Legal fees                                                     -                    (28,352)           (205,292)
                                                          -----------------  ------------------  -------------------

     Total Reorganization (Expenses)                              -                    (28,352)        (13,245,412)
                                                          -----------------  ------------------  -------------------

       Net Loss                                           $       (706,670)  $        (928,389)  $     (14,911,456)
                                                          =================  ==================  ===================

       Basic Loss per Common Share                        $          (0.03)  $           (0.04)  $           (0.22)
                                                          =================  ==================  ===================

       Weighted Average Number of
       Shares Outstanding                                       25,319,754          23,528,518          66,318,037
                                                          =================  ==================  ===================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2005, 2004 and 2003


                                                                      Convertible Voting
                                              Common Stock              Preferred Stock       Capital In
                                      --------------------------  --------------------------   Excess of     Accumulated
                                         Shares        Amount        Shares        Amount      Par Value       Deficit
                                      ------------  ------------  -----------  -------------  ------------   -------------
Balance, June 30, 2002                  66,318,037        66,318       41,499             42    37,763,777     (28,295,121)

Net (loss) for the year ended
June 30, 2003                             -             -             -             -              -           (14,911,456)
                                      ------------  ------------  -----------  -------------  ------------   -------------

Balance, June 30, 2003                  66,318,037        66,318       41,499             42    37,763,777      43,206,577)
                                      ------------  ------------  -----------  -------------  ------------   -------------

January 2004, reorganization
adjustment                             (66,318,037)      (66,318)     (41,499)           (42)  (36,728,088)     42,394,170

January 2004, new shares issued
pursuant to bankruptcy settlement       18,898,518        18,899      -             -              (18,899)       -

February 2004, shares issued for
royalty interest at par value            1,500,000         1,500      -             -              -              -

February 2004, shares issued for
services at $0.03 per share              3,000,000         3,000      -             -               97,000        -

June 2004, shares issued for
convertible debt at $0.15 per share      1,300,000         1,300      -             -              198,700        -

Net (loss) for the year ended
June 30, 2004                             -             -             -             -              -              (928,389)
                                      ------------  ------------  -----------  -------------  ------------   -------------

Balance, June 30, 2004                  24,698,518        24,699      -             -            1,312,490      (1,740,796)
                                      ------------  ------------  -----------  -------------  ------------   -------------

July 2004, new shares issued
for services at $0.10 per share            250,000           250      -             -               24,750        -

December 2004, new shares issued
for services at $0.32 per share             76,520            77      -             -               24,923        -

December 2004, shares issued for
convertible debt at $0.20 per share      1,932,482         1,932      -             -              384,564        -

March 2005, new shares issued
for services at $1.25 per share             26,000            26      -             -               32,474        -

March 2005, new shares issued
pursuant to bankruptcy settlement           35,760            36      -             -                  (36)       -

June 2005, new shares issued
for services at $0.33, $1.05,
$1.12, $2.08 & $1.80 per share             120,304           120      -             -               81,380        -

Net (loss) for the year ended
June 30, 2005                             -             -             -             -              -              (706,670)
                                      ------------  ------------  -----------  -------------  ------------   -------------

Balance, June 30, 2005                  27,139,584  $     27,140      -        $    -         $  1,860,545      (2,447,466)
                                      ============  ============  ===========  =============  ============   =============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                              For the Years Ended
                                                                                    June 30,
                                                            ---------------------------------------------------------
                                                                   2005                2004                2003
                                                            ------------------  ------------------  -----------------
Cash Flows from Operating Activities
------------------------------------
   Net loss                                                 $         (706,670) $         (928,389) $     (14,911,456)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                         246          -                     351,652
     Less amount capitalized to oil and gas properties              -                   -                      (4,784)
     Common stock issued for services rendered                         114,940             100,000           -
     (Gain) loss on sale/disposal of asset                          -                   -                  13,040,120
     (Gain) loss on investment                                      -                      621,234                  8
     Note payable exchanged for liabilities                         -                   -                      25,000
     Liabilities reduced on foreclosed properties                   -                   -                      97,329
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses                           (20,000)           (35,000)          -
     (Increase) decrease in receivables                             -                   -                      87,360
     (Increase) decrease in other current assets                    -                   -                      15,022
     (Increase) decrease in deposits                                -                   -                       8,491
     Increase (decrease) in accounts payable                            17,632              10,737             (4,009)
     Increase (decrease) in accrued liabilities and
      other current liabilities                                         22,466             (88,018)           946,460
                                                            ------------------  ------------------  -----------------

       Net Cash Provided (Used) by Operating Activities               (571,386)           (319,436)          (348,807)
                                                            ------------------  ------------------  -----------------

Cash Flows from Investing Activities
------------------------------------
   Cash disposed of in sale of subsidiary                           -                   (1,121,881)         -
   Proceeds from sale of assets                                     -                   -                     140,000
   Expenditures for oil and gas property development                -                   -                     (59,920)
   Expenditures for other property and equipment                        (3,286)         -                   -
                                                            ------------------  ------------------  -----------------

       Net Cash Provided (Used) by Investing Activities                 (3,286)         (1,121,881)            80,080
                                                            ------------------  ------------------  -----------------

Cash Flows from Financing Activities
------------------------------------
   Proceeds from notes payable and long-term liabilities            -                   -                      75,081
   Proceeds from convertible debt                                      317,000             575,000          -
   Payments on notes payable and long-term liabilities              -                   -                        (726)
                                                            ------------------  ------------------  -----------------

       Net Cash Provided by Financing Activities                       317,000             575,000             74,355
                                                            ------------------  ------------------  -----------------

       Net Increase (Decrease) in Cash                                (257,672)           (866,317)          (194,372)

       Cash and Cash Equivalents at Beginning of Year                  257,899           1,124,216          1,318,588
                                                            ------------------  ------------------  -----------------

       Cash and Cash Equivalents at End of Year             $              227  $          257,899  $       1,124,216
                                                            ==================  ==================  =================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                                                      For the Years Ended
                                                                                           June 30,
                                                                  ---------------------------------------------------------
                                                                         2005                2004                2003
                                                                  ------------------  ------------------  -----------------
Cash Paid for:
--------------
   Interest                                                       $        -          $        -          $          1,586
   Income taxes                                                   $        -          $        -          $        -

Non-Cash Financing Activities:
------------------------------
   Common stock issued in satisfaction of accounts
     payable                                                      $          12,500   $        -          $        -
   Common stock issued for services rendered                      $         114,940   $         100,000   $        -
   Common stock issued for prepaid services                       $          36,560   $        -          $        -
   Note payable exchanged for liabilities                         $        -          $        -          $         25,000
   Common stock issued for royalty interest                       $        -          $           1,500   $        -
   Common stock issued for accrued  interest on debt              $          11,496   $           1,500   $        -
   Common stock issued for convertible debt                       $         375,000   $         200,000   $        -


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 1 -  Organization and Summary of Significant Accounting Policies
---------------------------------------------------------------------

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

          During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see Note 2) and a future $200,000 production payment if certain conditions are met. The acquisition was accounted for as a pooling-of-interests on the date of the acquisition. The fair value of the assets and liabilities assumed approximated the fair value of the 120,000 shares issued of $60,000 as of the date of the acquisition. Accordingly, book value of the assets and liabilities assumed was $60,000. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. The American Energy Group, Ltd., The American Energy Operating Corp. and Hycarbex-American Energy, Inc., were the only operating entities during the years ended June 30, 2005 and 2004. The Company and its subsidiaries were principally in the business of acquisition, exploration, development and production of oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

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

          On April 14, 2005, the Company's wholly owned inactive subsidiary, American Energy Operating Corp (AEOC) filed for a voluntary bankruptcy liquidation. AEOC does not have any assets but does have liabilities in the amount of $284,767 which are segregated on the consolidated balance sheets as prepetition liabilities subject to compromise.

          b.   Going Concern

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as going concerns. The Company has no operations and is dependent upon financing to continue its operations. It is management's plan to manage and maintain its two core assets and to develop these assets where possible to generate cash for further investment and growth. In the case of the southeast Texas oil and gas lease, generation of cash will likely require an outright sale or a partial sale with a retained interest in production, as the company does not have sufficient cash assets to conduct drilling operations or the bonding capacity to obtain operating authority under Texas regulations. With regard to the Pakistan royalty, the company does not have development rights or obligations and is dependent upon the success of the drilling program implemented by Hydro Tur (Energy) Ltd. During the year ended June 30, 2005, Hydro Tur (Energy) Ltd. announced the successful completion of its initial well, the Haseeb No. 1, which is anticipated to begin generating cash flows in the first quarter of calender 2006. Hydro Tur (Energy) Ltd. has also expressed their commitment to accelerate their development activities in Pakistan as a result of the success of the Haseeb No.1 well. If either activity is successful in generating cash assets, management plans to seek out investment opportunities compatible with its focus upon oil and gas properties.

          The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and their ability to generate revenues sufficient to continue pursuing their business purpose. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. Subsequent to the date of these financial statements the Company has raised $240,000 from private parties and an existing shareholder through the issuance of warrants to purchase common stock and through the direct issuance of common shares.

          c.   Accounting Methods

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

          d.   Oil and Gas Properties

          The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. In addition, depreciation capitalized during the years ended June 30, 2005, 2004 and 2003 totaled $0, $0 and $4,784, respectively.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2005, 2004 and 2003, no proved oil and gas reserves had been identified on the one remaining oil and gas property in Southeast Texas. Accordingly, amortization totaling $0, $0 and $13,040,120 have been recognized in the accompanying consolidated financial statements for the years ended June 30, 2005, 2004 and 2003, respectively, on proved and impaired or abandoned oil and gas properties.

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

          g.   Property and Equipment and Depreciation

          Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2005, 2004 and 2003, the Companies incurred total depreciation of $246, $0, and $6,506, respectively.

          In accordance with full cost accounting, $0, $0 and $4,784 of depreciation was capitalized as costs of oil and gas properties for the years ended June 30, 2005, 2004 and 2003, respectively, as previously discussed.

          h.   Basic Loss Per Share of Common Stock

                                                    June 30,
                                     ------------------------------------------
                                            2005                2004
                                     --------------------  --------------------
          Loss (numerator)           $           (706,670) $           (928,389)

          Shares (denominator)                 25,319,754            23,528,518
                                     --------------------  --------------------

          Per share amount           $              (0.03) $              (0.04)
                                     ====================  ====================

          The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants and preferred shares prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

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

          m.   Income Taxes

          At June 30, 2005, the Company had net operating loss carryforwards of approximately $43,103,661 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the June 30, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:


                                                                                    June 30,
                                                                    ------------------------------------------
                                                                            2005                2004
                                                                    --------------------  --------------------
          Income tax benefit at statutory rate                      $            268,535  $            342,000
          Change in valuation allowance                                         (268,535)             (342,000)
                                                                    --------------------  --------------------
                                                                    $         -           $        -
                                                                    ====================  ====================

          Deferred tax assets are comprised of the following:                       June 30,
                                                                    ------------------------------------------
                                                                            2005                2004
                                                                    --------------------  --------------------
          Income tax benefit at statutory rate                      $         16,379,391  $         15,542,000
          Valuation allowance                                                (16,379,391)          (15,542,000)
                                                                    --------------------  --------------------
                                                                    $        -            $        -
                                                                    ====================  ====================


Note 2 - Oil and Gas Properties
-------------------------------

          At the time the Company acquired Simmons Oil Company, Inc. and its subsidiaries, those companies had ownership interests in oil and gas prospects located in Texas. These properties contained oil and gas leases on which existing wells had been shut-in and abandoned and had additional sites available for further exploration and development. During the years ended June 30, 2003 and 2002, the Companies expended funds in exploration and development activities and work over of existing wells on those properties and other oil and gas properties acquired during those years. As described in Note 1, as of June 30, 2005, the Company has one lease remaining in Southeast Texas.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 2 - Oil and Gas Properties (continued)
-------------------------------

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

          On August  11,  2001,  the  Companies  were  awarded a new  Concession
          Agreement and Exploratory License in Pakistan known as the Yasin Concession, in the Sindh Providence of Pakistan. During the year ended June 30, 2003, this agreement was voluntarily terminated by the Company and replaced with an agreement with more favorable drilling terms.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 2 - Oil and Gas Properties (continued)
-------------------------------

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

          As described in Note 1, as of June 30, 2005, the Company has one remaining lease for oil and gas properties located in Southeast Texas.


Note 3 - Notes payable and long-term debt
-----------------------------------------


                                                                                          2005             2004
                                                                                    ---------------  ---------------
          Promissory note due to an individual,  interest at prime plus 1.0% per annum,  principal  and  interest  due January 18, 2006 with a one year maturity extension  available for a fee of $20,000,  secured by 1/2 of the future production,  if any received by the company on its retained onverriding  royalty  interest in its Republic of Pakistan Yasin block and its retained interest in its  Maco-Stewart,  Gillock Field Oil and
          Gas leases in Galveston County.
                                                                                    $       292,000  $             0
                                                                                    ---------------  ---------------

              Total Notes Payable and Long-Term Debt                                       -                -
                                                                                    ---------------  ---------------

              Less Current Portion                                                          292,000         -
                                                                                    ---------------  ---------------

              Long-Term Debt                                                        $             0  $             0
                                                                                    ===============  ===============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003


Note 4 - Convertible debt
-------------------------


                                                                                         2005             2004
                                                                                    ---------------  ---------------
          Convertible  promissory  notes due to  individuals,  interest at prime plus 1.0% per annum,  principals  due from  December  31, 2005 through
          June 2006, convertible into shares of common stock at $0.20 per share, secured by 1/2 of the note future  production,  if any received by the company on its retained  onverriding  royalty interest in its Republic of Pakistan Yasin block and its retained interest in its Maco-Stewart,
          Gillock Field Oil and Gas leases in Galveston County.
                                                                                    $        25,000  $       375,000
                                                                                    ---------------  ---------------

              Total Convertible Debt                                                              0          375,000
                                                                                    ---------------  ---------------

              Less Current Portion                                                           25,000         -
                                                                                    ---------------  ---------------

              Long-Term Debt                                                        $             0  $       375,000
                                                                                    ===============  ===============


Note 5 - Capital Lease Obligations
----------------------------------

          The Company entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease has a term of 36 months with a total monthly lease payment of $122.

          The following are the scheduled annual payments on the capital lease:

          Year Ending June 30,2005                                $         709
          ------------------------                                --------------
          Total minimum lease commitments                                   709
          Less: amount representing interest                                (30)
                                                                  --------------
          Total capital lease obligations                                   679
          Less: current portion                                            (679)
                                                                  --------------
          Total Long-Term Capital Lease Obligations               $    -
                                                                  ==============

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 6 - Convertible Voting Preferred Stock (continued)
-------------------------------------------

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

          During July 2004, the Company issued 250,000 shares of common stock for services valued at $25,000.

          During December 2004, the Company issued 76,520 shares of common stock for services valued at $25,000.

          During December 2004, the Company issued 1,932,482 shares of common stock for convertible debt of $375,000 and related accrued interest of $11,496.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 7 - Common Stock (continued)
---------------------------------

          During March 2005, the Company issued 26,000 shares of common stock for services valued at $32,500.

          During March 2005, the Company issued 35,760 shares of common stock to creditors pursuant to the prior years bankruptcy settlement.

          During May 2005, the Company issued 17,620 shares of common stock for services valued at $18,500.

          During June 2005, the Company issued 102,684 shares of common stock for services valued at $63,000.


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

          FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The warrants granted for the year ended June 30, 2005 were based on the following assumptions:

          Dividend yield                   0
          Expected Volatility             100%
          Risk free interest                4%
          Expected lives                 5 years


          A summary of the status of the Company's stock warrants as of June 30, 2005 and changes during the year ended June 30, 2004 are presented below:


                                                               Weighted          Weighted
                                                                Average           Average
                                                Stock          Exercise         Grant Date
                                               Warrants          Price          Fair Value
                                           -------------     -------------     -------------
          Outstanding, June 30, 2003           3,351,929       $     1.37        $     0.17
             Granted                               -                 -                 -
             Expired/Canceled                 (3,351,929)           (1.37)            (0.17)
             Exercised                             -                 -                 -
                                           -------------     -------------     -------------
          Outstanding, June 30, 2004               -                 -                 -
                                           -------------     -------------     -------------

          Granted                              1,000,000       $     0.75        $     0.50
             Expired/Canceled                      -                 -                 -
             Exercised                             -                 -                 -
                                           -------------     -------------     -------------
          Outstanding, June 30, 2005           1,000,000       $     0.75        $     0.50
                                           -------------     -------------     -------------


          As described in Note 1, all of the outstanding warrants issued prior to the year ended June 30, 2004 were cancelled pursuant to the bankruptcy settlement.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003

Note 8 - Common Stock Warrants (continued)
------------------------------------------

          For purposes of proforma disclosures, the estimated fair value of the warrants are included in expense over the vesting period or expected life of the warrant.


                                                       June 30, 2005        June 30, 2004     June 30, 2003
                                                     ------------------  -----------------  ------------------
          Net loss as reported                         $   (760,670)      $   (928,389)     $  (14,911,456)

          Adjustment calculated in
            accordance with SFAS 123                       (500,000)                 -                   -
                                                     ------------------  -----------------  ------------------

          Proforma Net Loss                            $ (1,260,670)      $   (928,389)     $   (14,911,456)
                                                     ------------------  -----------------  ------------------

            Net loss per common share as reported      $      (0.03)      $      (0.04)     $         (0.22)

            Proforma net loss per common share         $      (0.05)      $      (0.04)     $         (0.22)
                                                     ------------------  -----------------  ------------------



Note 9 - Direct Method Cash Flow Statement
------------------------------------------

          Pursuant to SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the following statement of cash flows has been prepared for the year ended June 30, 2003 using the direct method.


                                                                                         2003
                                                                                  ------------------
          Cash Flows from Operating Activities:
              Cash received from customers                                        $         443,118
              Cash paid for general and administrative expenses                            (791,925)
                                                                                  ------------------

                  Net cash used by Operating Activities                                    (348,807)

          Cash Flows from Investing Activities:
              Cash received from sale of assets                                             140,000
              Cash paid for capital leases                                                  (59,920)
                                                                                  ------------------

                  Net cash provided by Investing Activities                                  80,080

          Cash Flows from Financing Activities
              Cash received from notes payable                                               75,081
              Cash paid for capital leases                                                     (726)
                                                                                  ------------------

                  Net cash provided by Financing Activities                                  74,355
                                                                                  ------------------

              Net Increase (Decrease) in Cash                                              (194,372)

              Cash and cash equivalents at Beginning of Year                               1,318,588
                                                                                  -------------------

              Cash and cash equivalents at End of Year                            $        1,124,216
                                                                                  ===================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES


          (1)  Capitalized Costs Relating to Oil and Gas Producing Activities


                                                                                             June 30,
                                                                              --------------------------------------
                                                                                     2005                2004
                                                                              ------------------  ------------------
          Proved oil and gas producing properties and related
            lease and well equipment                                          $        -          $        -
          Accumulated depreciation and depletion                                       -                   -
                                                                              ------------------  ------------------

          Net Capitalized Costs                                               $        -          $        -
                                                                              ==================  ==================


          (2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

                                                                                        For the Years Ended
                                                                                             June 30,
                                                                              --------------------------------------
                                                                                     2005                2004
                                                                              ------------------  ------------------
          Acquisition of Properties
               Proved                                                         $        -          $        -
               Unproved                                                                -                   -
          Exploration Costs                                                            -                   -
          Development Costs                                                            -                   -


          The Company does not have any investments accounted for by the equity method.

          (3)  Results of Operations for Producing Activities

                                                                                        For the Years Ended
                                                                                             June 30,
                                                                                     2005                2004
                                                                              ------------------  ------------------
          Sales                                                               $        -          $        -
          Production costs                                                             -                   -
          Depreciation and depletion                                                   -                   -
                                                                              ------------------  ------------------

          Results of operations for producing activities
           (excluding corporate overhead and interest costs)                  $        -          $        -
                                                                              ==================  ==================


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Continued)

          (4)  Reserve Quantity Information


                                                                                      Oil                 Gas
                                                                                      BBL                 MCF
                                                                              ------------------  ------------------
          Proved developed and undeveloped reserves:

          Balance, June 30, 2004                                                       -                   -
            10% of reserves sold during year                                           -                   -
            Change in estimates                                                        -                   -
            Production                                                                 -                   -
                                                                              ------------------  ------------------
          Balance, June 30, 2005                                                       -                   -
                                                                              ==================  ==================

          Proved developed reserves:
                                                                                      Oil                 Gas
                                                                                      BBL                 MCF
                                                                              ------------------  ------------------

            Beginning of the year ended June 30, 2004                                  -                   -
            End of the year ended June 30, 2005                                        -                   -


          During the year ended June 30, 2005, the Company did not have reserve studies and estimates prepared on the one remaining oil and gas property located in Southeast Texas. Therefore, the balance of the proved reserves and underdeveloped reserves should be $0.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Continued)

          (5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Continued)

                                At June 30, 2005


                                                                                   The American
                                                                                   Energy Group
                                                                                     Ltd. and
                                                                                   Subsidiaries
                                                                                ------------------
          Future cash inflows                                                   $        -
          Future production and development costs                                        -
                                                                                ------------------
          Future net inflows before income taxes                                         -
          Future income tax expense                                                      -
                                                                                ------------------
          Future net cash flows                                                          -
          10% interest held by related company                                           -
          10% annual discount for estimated timing of cash flows                         -
                                                                                ------------------

          Standardized measure of discounted future net cash flows              $        -
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

          Since the Company did not complete a reserve study at June 30, 2005, the standardized measure of discounted future net cash flows is $0.