Form 10QSB
period 2005-09-30
AMERICAN ENERGY GROUP LTD
filed 2005-11-15
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934

         For the transition period from _____________ to _______________

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

                                  203-222-7315
               (Registrant's telephone number including area code)
                           ---------------------------
           Securities registered pursuant to Section12(b) of the Act:

                                      None

           Securities registered pursuant to section12(g) of the Act:
                     Common Stock, Par Value $.001 Per Share
                           ---------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 As of November 14, 2005, the number of Common shares outstanding was 27,139,584

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                                            PAGE

Item 1.           Financial Statements .................................................   3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation..................................................   5

Item 3.           Controls and Procedures...............................................   8

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................   9

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...........   9

Item 3.           Defaults Upon Senior Securities.......................................   9

Item 4.           Submission of Matters to a Vote of Security Holders...................   9

Item 5.           Other Information.....................................................   9

Item 6.           Exhibits and Reports on Form 8-K......................................   9

                          PART I-FINANCIAL INFORMATION

  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS




                                                                     September 30, 2005                 June 30, 2005
                                                                        (Unaudited)                       (Audited)
                                                                        -----------                       ---------
ASSETS
Current Assets
      Cash                                                   $                     2,763       $                       227
      Prepaid expenses                                                            41,815                            91,560
                                                                -----------------------------      -------------------------
      Total Current Assets                                                        44,578                            91,787
                                                                -----------------------------      -------------------------
Property and Equipment
      Office equipment                                                             3,286                             3,286
      Accumulated deprecation                                                       (411)                             (246)
                                                                -----------------------------      -------------------------
      Total Property and Equipment                                                 2,875                             3,040
                                                                -----------------------------      -------------------------
Total Assets                                                 $                    47,453       $                    94,827
                                                                =============================      =========================
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
      Accounts payable                                       $                    56,182       $                    17,632
      Accrued liabilities                                                         33,281                            35,209
      Convertible debt                                                                 -                            25,000
      Current portion of long term debt                                          292,000                           292,000
                                                                -----------------------------      -------------------------
      Total Current Liabilities                                                  381,463                           369,841
                                                                -----------------------------      -------------------------
Liabilities Subject to Compromise
      Pre-petition trade accounts payable                                        238,588                           238,588
      Pre-petition accrued liabilities                                            45,500                            45,500
      Current portion of capital lease obligations                                   679                               679
                                                                -----------------------------      -------------------------
      Total Liabilities Subject to Compromise                                    284,767                           284,767
                                                                -----------------------------      -------------------------
      Total Liabilities                                                          666,230                           654,608
                                                                -----------------------------      -------------------------
Shareholders' Equity
      Common stock, par value $.001
      per share, authorized: 80,000,000
      shares, issued and outstanding:
      At June 30, 2005: 27,139,584 shares
      At September 30, 2005: 27,139,584 shares                                    27,140                            27,140
      Capital in excess of par value                                           2,079,259                         1,860,545
      Accumulated deficit                                                     (2,725,176)                       (2,447,466)
                                                                -----------------------------      -------------------------
      Net Shareholders' Equity                                                  (618,777)                         (559,781)
                                                                -----------------------------      -------------------------
Total Liabilities and Shareholders' Equity                   $                    47,453       $                    94,827
                                                                =============================      =========================

   THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                                   OPERATIONS




                                                              Three Months                  Three Months
                                                                  Ended                        Ended
                                                              September 30,                 September 30,
                                                                 2005                           2004
                                                              (Unaudited)                    (Unaudited)
                                                               ----------                     ---------

REVENUES                                            $                    -           $               -
OTHER EXPENSES
      Legal and professional fees                                   63,967                      41,154
      Administrative salaries                                       93,000                      90,000
      Office overhead expense                                        4,990                      12,773
      General and administrative expense                           109,517                      12,836
                                                           ---------------------          ----------------
        Total Other Expenses                                       271,474                     156,763
                                                           ---------------------          ----------------
NET OPERATING PROFIT (LOSS)                                       (271,474)                   (156,763)
                                                           ---------------------          ----------------
OTHER INCOME (EXPENSE)
      Interest expense                                              (6,072)                     (4,275)
      Depreciation expense                                            (164)                          -
                                                           ---------------------          ----------------
        Net Other Income (Expenses)                                 (6,236)                     (4,275)
                                                           ---------------------          ----------------
NET INCOME (LOSS) BEFORE TAX                                      (277,710)                   (161,038)
      Federal Income Tax                                                 -                           -
                                                                         -                           -
NET INCOME (LOSS) FOR PERIOD                        $             (277,710)          $        (161,038)
                                                           =====================          ================
EARNINGS (LOSS) PER SHARE                           $                (0.01)          $           (0.01)
                                                           =====================          ================




          THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                                      Three months              Three months
                                                                          ended                     ended
                                                                      September 30,             September 30,
                                                                          2005                      2004
                                                                       (Unaudited)               (Unaudited)
                                                                       -----------               -----------
Cash Flows from Operating Activities:
Net income (loss)                                                    $     (277,710)        $       (161,038)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                 165                        -
Warrant expense                                                              88,714
Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses                                    49,745                   (5,000)
  Increase (decrease) in accounts payable                                    38,550                   15,500
  Increase (decrease) in accrued expenses and
   other current liabilities                                                 (1,928)                  (3,927)
                                                                         ----------------       --------------
    Cash Provided by (Used in) Operating Activities                        (102,464)                (154,465)
                                                                         ----------------       --------------
Cash Flows from Financing Activities:
  Proceeds from the issuance of warrants                                    105,000                        -
                                                                         ----------------       --------------
    Cash Provided By (Used in) Financing Activities                         105,000                        -
                                                                         ----------------       --------------
Net Increase (Decrease) in Cash                                               2,536                 (154,465)
Cash and Cash Equivalents Beginning of Period                                   227                  257,899
                                                                         ----------------       --------------
Cash and Cash Equivalents End of Period                              $        2,763         $        103,434
                                                                         ================       ==============

                 Notes to the Consolidated Financial Statements
                               September 30, 2005


GENERAL
-------

The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2005.

WARRANTS
--------

During the quarter ended September 30, 2005, the Company issued 260,000 warrants in exchange for $130,000. The warrants provide that up to 160,000 shares may be purchased at $1.50 per share and up to 100,000 shares may be purchased at $1.75 per share during the three year period ending September 30, 2008. The Company estimates the fair value of each stock award at grant date by using the Black-Scholes option pricing model. The warrants granted during the quarter ended September 30, 2005 were based on the following assumptions.

Dividend yield          0
Expected volatility     100%
Risk free interest      3.90%
Expected lives          3 years

As a result of the 260,000 warrants issued during the quarter ended September 30, 2005, the Company incurred $88,714 of expense which is included in general and administrative expenses in the consolidated statement of operations.

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

         Drilling of the Haseeb No. 1 Well in Pakistan, as to which our overriding royalty pertains, was successfully completed by Hycarbex-American Energy, Inc. prior to June 30, 2005. All testing to date, including the acidization of the well performed during the quarter ended September 30, 2005, indicates that the Haseeb No. 1 well will be a significant commercial gas well and such gas sales are expected to begin during the quarter ending March 31, 2006. Post-acidization testing performed by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate calculated at the time of the initial drill stem test from 7.3 MMcf per day to 10 MMcf per day. Hycarbex-American Energy, Inc., the operating entity holding the exploration license, has likewise announced its plans for both a discovery confirmation well and a new exploratory well to be drilled in January, 2006. The latter well is expected to test a geologic structure which the recently performed seismic operations indicate may be commercially productive.

Results of Operations

     Our operations for the period ending September 30, 2005 reflected a net loss of $277,710 attributable to salaries paid to the directors, legal and professional fees, office overhead, warrant and administrative expense. There were no revenues from operations and our sole business during the quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, subsequent to emerging from bankruptcy, the Company had no recurring income stream and was solely dependent upon cash infusion from the sale of securities and loans. The loans and securities sales which have occurred since emerging from bankruptcy, including the $105,000 received during the current quarter which resulted from the sale of warrants to purchase Common Stock, have been used and will continue to be used to finance salaries, legal expenses and nominal administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are expected to begin during the quarter ending March 31, 2006.

         Our prior operating company, The American Energy Operating Corp. ("AEOC") did not participate in our 2002 bankruptcy proceedings and, therefore, its accounts payable and accrued liabilities were carried on our books post-bankruptcy, despite the total inactivation of the subsidiary. On April 14, 2005, Chapter 7 bankruptcy proceedings were initiated for The American Energy Operating Corp. in the Southern District of Texas with the intended purpose of liquidating this inactive subsidiary and eliminating these liabilities from the books of the Company. These bankruptcy proceedings are still pending.

Liquidity and Capital Resources

         Since emerging from bankruptcy, we have been funded through the private sale of convertible debt, convertible equity and Common Stock totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to Common stock. During the fiscal year ending June 30, 2005, we obtained a loan facility from a private party for $300,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. Out of this facility, we have been advanced $292,000 which has been used for general corporate purposes. We likewise obtained from a private party during the quarter ended June 30, 2005, a separate $25,000 loan due and payable December 31, 2005, and which was to accrue interest at JPMorgan Chase Bank Prime plus three percent. During the quarter ended September 30, 2005, this $25,000 loan was converted into 50,000 warrants with a three year term and an exercise price of $1.75.

         During the quarter ended September 30, we raised an additional $105,000 through the placement with private parties of 210,000 warrants to purchase our Common Stock. The warrants have a three year term and provide for the purchase of the stock during the term, if exercised, at a price of $1.50 per share as to 160,000 warrants, and a price of $1.75 per share as to 50,000 warrants. Also subsequent to the quarter ending September 30, we obtained a commitment from an existing shareholder to purchase 122,222 Common shares at $0.90 per share, or a total of $110,000. We anticipate that the capital obtained from these private loan and sale transactions will provide sufficient working capital through early calendar 2006. If the gas sales from Haseeb No. 1 begin in 2006 as expected, we expect to rely upon actual production revenues for future working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs.

Business Strategy and Prospects

         We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty-seven million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the quarter ended June 30, 2005 will likewise provide a means of compensating key consultants in the coming months.

         We will continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases discussed below. While we await production revenues from the sale of gas from the Haseeb No. 1 well in Pakistan, we expect to negotiate the initiation of a deep test on our Galveston County assets. Contemporaneously with these activities, we expect to pursue a lawsuit to obtain accounting of potential unpaid revenues from the middle zones in the Galveston County assets which may now be payable to American Energy as a result of the 15% reversionary interest owned by American Energy in those middle zones.

Pakistan Overriding Royalty

         The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well and the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. We have likewise announced that Hycarbex-American Energy, Inc. intends to drill two wells in January, 2006. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues are expected to be used by the Company for further investment in other revenue generating assets or business activities.

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

Galveston County, Texas Leases

         In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an "after-payout" 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We succeeded to the interests of Luck Petroleum Corporation as a result of the 1997 purchase from the bankruptcy trustee. With regard to the mid-range zones, our research to date has given rise to the belief that "payout" has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy. If we are correct, then we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. Smith Energy has disputed our contentions and thus such rights, if any, are likely only to be established in litigation or a negotiated settlement.

         Based upon our research, we believe that the deeper zones also have development potential. Our deep rights are currently vested and are unaffected by the dispute with Smith Energy as to the mid-range zones. We are exploring the various opportunities to realize value from these deep rights. This will likely be accomplished through a straight assignment of the leases to a third party exploration company with a retained interest in production, if any, by American Energy, or alternatively, through the raising of drilling capital with private investors. In the latter scenario, we are likely to utilize a third party drilling and operating company to perform the drilling in order to minimize the environmental and other risks associated with deep drilling. These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date. We believe that we will be able to continue our research and negotiations toward a development path which best suits our goals and our cash flow position.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2005.

ITEM 3- CONTROLS AND PROCEDURES

          In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Report, found the disclosure controls and procedures to be effective. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Onthank. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in each report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2005, there were no changes in our disclosure controls and procedures that have materially affected, or are reasonably likely to affect, our financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         During the period ended June 30, 2004, The American Energy Operating Corp. ("AEOC"), the inactive former operating subsidiary of the Company, which has been inactive since the producing Texas oil and gas leases were foreclosed in 2003, received notice from the enforcement division of the Railroad Commission of Texas that three (3) abandoned wells in the North Dayton Field previously operated by AEOC many years ago are required to be plugged in accordance with Commission procedures and rules. The Company is not a party to these proceedings. The plugging costs are estimated at less than $50,000 based upon estimates made by the Railroad Commission, but could be potentially higher depending upon subsurface conditions. These uncertain plugging costs, together with the high liabilities previously carried on the Company's books related to AEOC's prior operations, formed the basis for AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings do not involve the Company. AEOC's bankruptcy is pending, but an ultimate discharge of AEOC may not eliminate the plugging responsibility assigned by the State of Texas to AEOC based upon federal bankruptcy statutory exclusions related to environmental matters. If not eliminated by the ultimate discharge, the State of Texas could, in its discretion, seek enforcement of the plugging responsibilities against AEOC.

         The Company was a party to a lawsuit initiated by Alief Independent School District for the collection of alleged unpaid school district taxes on office equipment and personal property for calendar year 2002. The entire liability claimed by the District was paid during the quarter ended September 30, 2005.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2005, we completed the private sale of 210,000 warrants to purchase Common Stock resulting in gross proceeds of $105,000, which will be used for general corporate purposes. In addition, we converted $25,000 in third party debt incurred in the period ending June 30, 2005, to 50,000 warrants resulting in a total warrant issuance of 260,000 warrants. The warrants provide that up to 160,000 shares may be purchased at $1.50 per share and up to 100,000 shares may be purchased at $1.75 per share during the three year period ending September 30, 2008. In another private sale transaction which transpired after the quarter ending September 30, 2005, the Company sold 122,222 shares of its Common Stock for gross proceeds of $110,000, or $0.90 per share, which will likewise be used for general corporate purposes. In each of these transactions, the securities were offered and sold by the Company to accredited investors in reliance upon Section 506 of Regulation D of the Securities Act of 1933, as amended.

         To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         There has been no default upon senior securities during the quarter ended September 30, 2005.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There has been no submission of any matters to a vote of security holders during the quarter ended September 30, 2005.

ITEM 5-OTHER INFORMATION

         None.

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as Exhibits to this report:

                Exh. 31.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

                Exh. 32.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

         (b) No reports on Form 8-K were filed during the period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE AMERICAN ENERGY GROUP, LTD.
                                             (REGISTRANT)


                                    By: /s/ R. Pierce Onthank
                                      -----------------------------
                                      R. Pierce Onthank, President, Secretary,
                                      Chief Financial Officer and Director


                                    By: /s/ Dr. Iftihhar Zahid
                                      -----------------------------
                                      Dr. Iftikhar Zahid, Director



                                    By: /s/ Karl Welser
                                       ----------------------------
                                       Karl Welser, Director

DATED:  November 14, 2005