Form 10QSB
period 2005-12-31
AMERICAN ENERGY GROUP LTD
filed 2006-02-14
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005

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

 As of February 14, 2006, the number of Common shares outstanding was 27,486,413

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB


PART I-FINANCIAL INFORMATION                                                                            PAGE
Item 1.           Financial Statements ....................................................               3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation.....................................................               5

Item 3.           Controls and Procedures..................................................               8

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings........................................................               9

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds..............               9

Item 3.           Defaults Upon Senior Securities..........................................               9

Item 4.           Submission of Matters to a Vote of Security Holders......................               9

Item 5.           Other Information........................................................               9

Item 6.           Exhibits and Reports on Form 8-K.........................................               9


                          PART I-FINANCIAL INFORMATION

  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS


                                                         December 31, 2005          June 30, 2005
                                                           (Unaudited)                (Audited)
                                                     ----------------------    -----------------------
ASSETS
Current Assets
        Cash                                          $         37,001          $              227
        Prepaid expenses                                       114,923                      91,560
                                                     ----------------------    -----------------------
        Total Current Assets                                   151,924                      91,787
                                                     ----------------------    -----------------------

Property and Equipment
        Office equipment                                         3,286                      3,286
        Accumulated deprecation                                   (575)                      (246)
                                                     ----------------------    -----------------------
        Total Property and Equipment                             2,711                      3,040
                                                     ----------------------    -----------------------
Total Assets                                          $        154,635          $          94,827
                                                     ======================    =======================

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
        Accounts payable                              $         42,034          $          17,632
        Accrued liabilities                                     57,867                     35,209
        Convertible debt                                             -                     25,000
        Current portion of long term debt                      292,000                    292,000
                                                     ----------------------    -----------------------
        Total Current Liabilities                              391,901                    369,841
                                                     ----------------------    -----------------------

Liabilities Subject to Compromise
        Pre-petition trade accounts payable                    238,588                    238,588
        Pre-petition accrued liabilities                        45,500                     45,500
        Current portion of capital lease
        obligations                                                679                        679
                                                     ----------------------    -----------------------
        Total Liabilities Subject to Compromise                284,767                    284,767
                                                     ----------------------    -----------------------
        Total Liabilities                                      676,668                    654,608
                                                     ----------------------    -----------------------

Shareholders' Equity

        Common stock, par value $.001
        per share, authorized: 80,000,000
        shares, issued and outstanding:
        At June 30, 2005:  27,139,584 shares
        At December 31, 2005:  27,459,306 shares                27,359                     27,140
        Subscriptions receivable                              (108,000)                         -
        Capital in excess of par value                       2,464,087                  1,860,545
        Accumulated deficit                                 (2,905,579)                (2,447,466)
                                                     ----------------------    -----------------------
        Net Shareholders' Equity                              (522,033)                  (559,781)
                                                     ----------------------    -----------------------

Total Liabilities and Shareholders' Equity            $        154,635          $          94,827
                                                     ======================    =======================


   THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                                   OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                             --------------------------------  --------------------------------
                                               December 31,     December 31,     December 31,     December 31,
                                                   2005             2004             2005             2004
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                             ---------------  ---------------  ---------------  ---------------
REVENUES                                     $            -   $            -   $            -   $            -

OTHER EXPENSES
Legal and professional fees                          46,833              281          110,801           41,435
Administrative salaries                              93,000           90,000          186,000          180,000
Office overhead expense                               4,946            4,929            9,936           17,702
General and administrative expense                   30,174           20,531          139,691           33,367
                                              --------------   --------------   --------------   --------------
   Total Other Expenses                             174,953          115,741          446,428          272,504
                                              --------------   --------------   --------------   --------------

NET OPERATING PROFIT (LOSS)                        (174,953)        (115,741)        (446,428)        (272,504)
                                              --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
Interest expense                                     (5,286)          (1,740)         (11,358)          (6,015)
Depreciation expense                                   (164)               -             (328)               -
                                              --------------   --------------   --------------   --------------
   Net Other Income (Expenses)                       (5,450)          (1,740)         (11,686)          (6,015)
                                              --------------   --------------   --------------   --------------

NET (LOSS) BEFORE TAX                              (180,403)        (117,481)        (458,114)        (278,519)

Federal Income Tax                                        -                -                -                -
                                              --------------   --------------   --------------   --------------

NET (LOSS) FOR PERIOD                        $     (180,403)  $     (117,481)  $     (458,114)  $     (278,519)
                                              ==============   ==============   ==============   ==============

EARNINGS (LOSS) PER SHARE                    $        (0.01)  $        (0.01)  $        (0.01)  $        (0.01)
                                              ==============   ==============   ==============   ==============


          THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                            Six months            Six months
                                                              ended                 ended
                                                           December 31,          December 31,
                                                               2005                  2004
                                                           (Unaudited)           (Unaudited)
                                                       --------------------  --------------------
Cash Flows from Operating Activities:

Net income (loss)                                      $          (458,114)  $          (278,519)
Adjustments to reconcile net loss to net cash
  provided by (used in) operting activities:
  Common stock issued for services rendered                        125,550                25,000
  Common stock issued for accrued expenses                               -                11,496
  Common stock issued for debt conversion                                -                     -
  Depreciation and amortization                                        329                     -
  Additional expense for warrants                                   88,714                     -
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets                            -                35,000
  (Increase) decrease in prepaid expenses                          (23,362)                    -
  Increase (decrease) in accounts payable                           39,000               (12,500)
  Increase (decrease) in accrued expenses and
    other current liabilities                                       22,657                (9,720)
                                                        -------------------   -------------------

     Cash Provided by (Used in) Operating Activities              (205,226)             (229,243)
                                                        -------------------   -------------------


Cash Flows from Financing Activities:

  Proceeds from the issuance of warrants                           105,000                     -
  Cash received on stock subscription                               27,000                     -
  Cash received for stock issued                                   110,000                     -
                                                        -------------------   -------------------

     Cash Provided By (Used in) Financing Activities               242,000                     -
                                                        -------------------   -------------------

Net Increase (Decrease) in Cash                                     36,774              (229,243)

Cash and Cash Equivalents Beginning of Period                          227               257,899
                                                        -------------------   -------------------

Cash and Cash Equivalents End of Period                $            37,001   $            28,656
                                                        ===================   ===================

Cash Paid For:
      Interest                                         $                 0   $                 0
         Taxes                                         $                 0   $                 0

Non-cash Financing Activities:
     Common Stock Issued for Prepaid Services          $           106,500   $                 0
     Common Stock Issued for Accrued Expenses          $            33,648   $                 0


                 Notes to the Consolidated Financial Statements
                                December 31, 2005


GENERAL
-------

The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ended December 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2005.


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


COMMON STOCK
------------

During the quarter ended December 31, 2005, the Company issued 122,222 shares of its common stock for cash contributions in the amount of $110,000, or $0.90 share. In addition, the Company completed a completed a private placement of 100,000 shares at a price of $1.35 per share. As of December 31, 2005, the Company received $27,000 as a result of this placement. The balance of the proceeds related to this placement, or $108,000, has been reported as a reduction from equity as subscriptions receivable as of December 31, 2005.

In addition, the Company issued 22,500 shares of its common stock in exchange for debt and issued an additional 75,000 of its common stock in exchange for services which will be provided to the Company over a four month period.


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

     Drilling of the Haseeb No. 1 Well in Pakistan, as to which our overriding royalty pertains, was successfully completed by Hycarbex-American Energy, Inc. prior to June 30, 2005. All testing to date, including the acidization of the well performed during the quarter ended September 30, 2005, and the subsequent testing during the quarter ended December 31, 2005, indicates that the Haseeb No. 1 well will be a significant commercial gas well and such gas sales are now expected to begin during the quarter ending June 30, 2006. The post-acidization testing performed by Schlumberger Oilfield Services to date originally indicated an increase in the natural gas flow rate calculated at the time of the initial drill stem test from 7.3 MMcf per day to 10 MMcf per day. However, further testing and analysis by Schulmberger indicates that the 10MMcf could be potentially increased to 28MMcf per day if the exising production tubing in the well is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 pounds per square inch. Hycarbex-American Energy, Inc., the operating entity holding the exploration license, previously announced its plans for both a discovery confirmation well and a new exploratory well scheduled for January, 2006, but which now appears to be more likely during the sixty (60) day period following the filing of this report, due to delays in committee approval of the work program. The committee is chaired by DGPC, the entity which represents the President of the Republic of Pakistan. One of the two proposed wells is expected to test a geologic structure which calendar 2005 seismic operations indicate may be commercially productive.

Results of Operations

     Our operations for the period ending December 31, 2005 reflected a net loss of $180,403 attributable to salaries paid to the directors, legal and professional fees, office overhead, and administrative expense. There were no revenues from operations and our sole business during the quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003 while the Company was in bankruptcy. As a result, subsequent to emerging from bankruptcy, the Company had no recurring income stream and was solely dependent upon cash infusion from the sale of securities and loans. The loans and securities sales which have occurred since emerging from bankruptcy, including the $110,000 received during the current quarter which resulted from the private placement of Common Stock, together with $135,000 from a subsequent private placement of Common Stock after the end of the current quarter have been used and will continue to be used to finance salaries, legal expenses and nominal administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are now expected to begin during the final fiscal quarter ending June 30, 2006.

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

     During the quarter ending December 31, 2005, we sold 122,222 Common shares at $0.90 per share, or a total of $110,000. Immediately following the quarter, we sold 100,000 Common shares at $1.35 per share, or a total of $135,000. We anticipate that the capital obtained from these private loan and sale transactions will provide sufficient working capital through early calendar 2006. If the gas sales from Haseeb No. 1 begin in 2006 as expected, we expect to rely upon actual production revenues for future working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs.

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

Pakistan Overriding Royalty

     The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well and the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. We have likewise announced that Hycarbex-American Energy, Inc. intends to drill two wells early in calendar 2006. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues are expected to be used by the Company for further investment in other revenue generating assets or business activities.

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

Galveston County, Texas Leases

     In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an "after-payout" 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We succeeded to the interests of Luck Petroleum Corporation as a result of the 1997 purchase from the bankruptcy trustee. With regard to the mid-range zones, our research to date has given rise to the belief that "payout" has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy. If we are correct, then we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. Smith Energy has disputed our contentions and thus such rights, if any, are likely only to be established in litigation or a negotiated settlement. Settlement discussions have occurred between the two companies.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2005.

ITEM 3- CONTROLS AND PROCEDURES

     In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Report, found the disclosure controls and procedures to be effective. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Onthank. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in each report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2005, there were no changes in our disclosure controls and procedures that have materially affected, or are reasonably likely to affect, our financial reporting.

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

     The Company's subsidiary, The American Energy Operating Corp., was served with a new lawsuit initiated on January 12, 2006, in the 281st Judicial District Court of Harris County, Texas. The suit is titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. While the Company is one of the named Defendants, it has not yet been served as of the date of this report. The Plaintiffs are Moin Hussain, who originally incorporated Hycarbex, Inc. ("Hycarbex") in 1985, and Saleem Khan and Khan & Piracha, Pakistan-based attorneys. According to the Plaintiffs' pleadings, the Plaintiffs allege that in 1995, shortly after the petroleum exploration license covering the Jacobabad Block 2768-4 was awarded to Hycarbex, The American Energy Group, Ltd. acquired all of the outstanding stock of Hycarbex. The Plaintiffs further state in their pleadings that consideration for the sale of the stock included a 1% overriding royalty assigned to Hussain, and that Hussain subsequently assigned two tenths of one percent of same to Saleem Khan. Plaintiffs further assert that in connection with the subsequent acquisition by Hycarbex of the Yasin block in 2001, Khan & Piracha assisted in the acquisition and were promised by Hycarbex, according to Plaintiffs, twenty percent of the Yasin concession. The Plaintiffs allege that the several Defendants have failed to honor the alleged commitments without identifying the specific party responsible for the alleged obligation. The American Energy Group, Ltd. intends to defend the allegations when it is joined in the lawsuit and to assert that it has no liability to Plaintiffs in the dispute between Plaintiffs and Hycarbex. Furthermore, the results of such litigation will not affect the Company's 18% royalty interest in the Yasin Block based upon representations by Hycarbex to The American Energy Group, Ltd. reaffirming the 18% royalty in the Yasin Block despite these claims.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2005, we completed the private sale of 122,222 shares of Common Stock resulting in gross proceeds of $110,000, which will be used for general corporate purposes. In another private sale transaction which transpired after the quarter ending December 31, 2005, the Company sold 100,000 shares of its Common Stock for gross proceeds of $135,000, or $1.35 per share, which will likewise be used for general corporate purposes. In each of these transactions, the securities were offered and sold by the Company to accredited investors in reliance upon Section 506 of Regulation D of the Securities Act of 1933, as amended.

     To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

     There has been no default upon senior securities during the quarter ended September 30, 2005.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There has been no submission of any matters to a vote of security holders during the quarter ended December 31, 2005.

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

     (b) No reports on Form 8-K were filed during the period ended December 31, 2005.

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


                                    THE AMERICAN ENERGY GROUP, LTD.
                                             (REGISTRANT)


                                    By:/s/ R. Pierce Onthank
                                      -----------------------------
                                    R. Pierce Onthank, President, Secretary,
                                    Chief Financial Officer and Director


                                    By:/s/ Dr. Iftihhar Zahid
                                      -----------------------------
                                    Dr. Iftikhar Zahid, Director



                                    By:/s/ Karl Welser
                                      -----------------------------
                                    Karl Welser, Director

DATED:  February 14, 2006