Form 10QSB
period 2006-03-31
AMERICAN ENERGY GROUP LTD
filed 2006-05-19
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
       OF 1934
       For the quarterly period ended March 31, 2006

__     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
       OF 1934
       For the transition period from _____________ to _______________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   As of May 18, 2005, the number of Common shares outstanding was 29,250,058

       Transitional Small Business Issuer Format (Check one) Yes __  No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.      Financial Statements ........................................    3

Item 2.      Management's Discussion and Analysis
             or Plan of Operation.........................................    7

Item 3.      Controls and Procedures......................................    9

PART II-OTHER INFORMATION

Item 1.      Legal Proceedings............................................    9

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..   10

Item 3.      Defaults Upon Senior Securities..............................   10

Item 4.      Submission of Matters to a Vote of Security Holders..........   10

Item 5.      Other Information............................................   10

Item 6.      Exhibits and Reports on Form 8-K.............................   10

                          PART I-FINANCIAL INFORMATION

      THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE
                                     SHEETS


                                                    March 31,        June 30,
                                                      2006             2005
                                                  (Unaudited)       (Audited)
                                                 --------------   --------------
ASSETS
Current Assets
    Cash                                         $      38,149    $         227
    Prepaid expenses                                    16,000           91,560
                                                 --------------   --------------
    Total Current Assets                                54,149           91,787
                                                 --------------   --------------

Property and Equipment
    Office equipment                                     3,286            3,286
    Accumulated deprecation                               (739)            (246)
                                                 --------------   --------------
    Total Property and Equipment                         2,547            3,040
                                                 --------------   --------------
Total Assets                                     $      56,696    $      94,827
                                                 ==============   ==============

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
    Accounts payable                             $      37,034    $      17,632
    Accrued liabilities                                106,931           35,209
    Convertible debt                                         -           25,000
    Current portion of long term debt                  292,000          292,000
                                                 --------------   --------------
    Total Current Liabilities                          435,965          369,841
                                                 --------------   --------------

Liabilities Subject to Compromise
    Prepetiion trade accounts payable                  238,588          238,588
    Prepetiion accrued liabilities                      45,500           45,500
    Current portion of capital lease obligations           679              679
                                                 --------------   --------------
    Total Liabilities Subject to Compromise            284,767          284,767
                                                 --------------   --------------
    Total Liabilities                                  720,732          654,608
                                                 --------------   --------------

Shareholders' Equity

    Common stock, par value $.001 per share,
     authorized: 80,000,000 shares, issued and
     outstanding:
    At June 30, 2005: 27,139,584 shares
    At March 31, 2006: 27,521,413 shares                27,521           27,140
    Capital in excess of par value                   2,552,925        1,860,545
    Accumulated deficit                             (3,244,482)      (2,447,466)
                                                 --------------   --------------
    Net Shareholders' Equity                          (664,036)        (559,781)
                                                 --------------   --------------

Total Liabilities and Shareholders' Equity       $      56,696    $      94,827
                                                 ==============   ==============

   THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                                   OPERATIONS


                                 Three Months Ended         Nine Months Ended
                                 ------------------         -----------------
                                Mar. 31,     Mar. 31,     Mar. 31,     Mar. 31,
                                  2006         2005         2006         2005
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                              -----------  -----------  -----------  -----------

REVENUES                      $        -   $        -   $        -   $        -

OTHER EXPENSES
Legal and professional fees      202,683       18,812      313,484       60,247
Administrative salaries           93,000       92,760      279,000      272,760
Depreciation expense                 164           82          492           82
Office overhead expense            5,058        5,011       14,994       22,713
General and administrative
 expense                          31,934       14,476      171,625       47,843
                              -----------  -----------  -----------  -----------
   Total Other Expenses          332,839      131,141      779,595      403,645
                              -----------  -----------  -----------  -----------

NET OPERATING PROFIT (LOSS)     (332,839)    (131,141)    (779,595)    (403,645)
                              -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSE)
Interest expense                  (6,064)      (1,441)     (17,422)      (7,456)
                              -----------  -----------  -----------  -----------
   Net Other Income (Expenses)    (6,064)       1,441)     (17,422)      (7,456)
                              -----------  -----------  -----------  -----------

NET INCOME (LOSS) BEFORE TAX    (338,903)    (132,582)    (797,017)    (411,101)

Federal Income Tax                     -            -            -            -
                              -----------  -----------  -----------  -----------

NET INCOME (LOSS) FOR PERIOD  $ (338,903)  $ (132,582)  $ (797,017)  $ (411,101)
                              ===========  ===========  ===========  ===========

EARNINGS (LOSS) PER SHARE     $    (0.01)  $    (0.01)  $    (0.03)  $    (0.01)
                              ===========  ===========  ===========  ===========

          THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                  Nine months      Nine months
                                                     ended            ended
                                                    March 31,        March 31,
                                                      2006             2005
                                                  (Unaudited)      (Unaudited)
                                                 --------------   --------------

Cash Flows from Operating Activities:
Net income (loss)                                $    (797,017)   $    (411,101)
Adjustments to reconcile net loss to net cash
 provided by (used in) operting activities:
  Common stock issued for services rendered            214,450           30,788
  Common stock issued for accrued expenses                   -           11,496
  Common stock issued for prepaid services                   -           26,712
  Depreciation and amortization                            492               82
  Additional expense for warrants                       88,714                -
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets                -          (56,712)
  (Increase) decrease in prepaid expenses               75,560                -
  Increase (decrease) in accounts payable               19,402          (12,500)
  Increase (decrease) in accrued expenses and
   other current liabilities                            86,321          (15,080)
                                                 --------------   --------------

    Cash Provided by (Used in) Operating
     Activities                                       (312,078)        (426,315)
                                                 --------------   --------------

Cash Flows from Investing Activities:
  Cash payments for the purchase of equipment                -           (3,286)
                                                 --------------   --------------

    Cash (Used in) Investing Activities                      -           (3,286)
                                                 --------------   --------------

Cash Flows from Financing Activities:
  Proceeds from the issuance of warrants               105,000                -
  Proceeds from notes payable                                -          220,000
  Cash received for stock issued                       245,000                -
                                                 --------------   --------------

     Cash Provided By (Used in) Financing
      Activities                                       350,000          220,000
                                                 --------------   --------------

Net Increase (Decrease) in Cash                         37,922         (209,601)

Cash and Cash Equivalents Beginning of Period              227          257,899
                                                 --------------   --------------

Cash and Cash Equivalents End of Period          $      38,149    $      48,298
                                                 ==============   ==============

Cash Paid For:
    Interest                                     $           -    $           -
    Taxes                                        $           -    $           -

Non-Cash Financing Activities
    Common Stock Issued for Accrued Expenses     $      14,597    $           -

                 Notes to the Consolidated Financial Statements
                                 March 31, 2006

GENERAL
-------

The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and nine months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2005.

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

COMMON STOCK
------------

During the quarter ended December 31, 2005, the Company issued 122,222 shares of its common stock for cash contributions in the amount of $110,000, or $0.90 share. In addition, the Company completed a private placement of 100,000 shares at a price of $1.35 per share. As of December 31, 2005, the Company received $27,000 as a result of this placement. The balance of the proceeds related to this placement, or $108,000, has been reported as a reduction from equity as subscriptions receivable as of December 31, 2005.

In addition, the Company issued 22,500 shares of its common stock during the quarter ended December 31, 2005 in exchange for debt and issued an additional 75,000 of its common stock in exchange for services which will be provided to the Company over a four month period.

During the quarter ended March 31, 2006, the Company issued 62,107 shares of its common stock in exchange for legal and professional services provided to the Company.

SUBSEQUENT EVENTS
-----------------

Subsequent to the quarter ended March 31, 2006, the Company consummated the sale of $2,900,000 of its common stock to institutional investors in a $3,950,000 private offering. These shares were sold at $1.70 per share resulting in a total issuance of 1,705,882 shares.

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

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     The drilling of the Haseeb No. 1 Well in Pakistan, as to which our overriding royalty pertains, was successfully completed by Hycarbex-American Energy, Inc. prior to June 30, 2005. All testing to date, including the acidization of the well performed during the quarter ended September 30, 2005, and the subsequent testing during the quarter ended December 31, 2005, indicates that the Haseeb No. 1 well will be a significant commercial gas well and such gas sales are now expected to begin during the latter part of calendar 2006.

     During the quarter, we completed the sale of 100,000 shares of our common stock to four accredited investors for the sum of $135,000 which will be used for general corporate purposes.

     During the recent weeks following the quarter ending March 31, 2006, Hycarbex commenced the drilling of the Al Ali Well No. 1 approximately six miles North by Northwest of the Haseeb No. 1 Well at a location indicated to be potentially productive by Hycarbex's technical team which conducted seismic operations in the area in 2005. The well will be drilled to just over 5,500 feet with the Sui Main geologic formation as the primary target. Additionally during the weeks following the end of the quarter, we consummated the sale of $2.9 Million of our common stock to certain institutional investors in a $3.95 Million private offering. The majority of the funds will be utilized to purchase other royalty interests in Pakistan. During the weeks following the quarter we likewise settled our dispute with Smith Energy relating to our Galveston County, Texas oil and gas leases permitting us to move ahead with the planning of the development of this asset.

Results of Operations

     Our operations for the period ending March 31, 2006 reflected a net loss of $338,903 as compared with $180,403 for the prior quarter. The net loss is attributable to salaries paid to the directors, legal and professional fees, office overhead, and administrative expense. The greater net loss for the current quarter as compared to the prior quarter can be attributed to additional legal and professional fees which were incurred during the quarter, including a legal retainer paid by the Company for representation in a new lawsuit which was filed against the Company during the quarter. There were no revenues from operations and our sole business during the quarter consisted of management of our Pakistan and Texas assets. As previously reported, all of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003 while the Company was in bankruptcy. As a result, subsequent to emerging from bankruptcy, the Company had no recurring income stream and was solely dependent upon cash infusion from the sale of securities and loans. During the current quarter, we completed the sale of 100,000 shares of our common stock for $135,000, while subsequent to the end of the quarter we sold 1,705,882 common shares for the sum of $2.9 Million as part of a $3.95 Million private offering to institutional investors. The proceeds of these sales will continue to be used to finance salaries, legal expenses and nominal administrative overhead until the revenues from gas sales from the Haseeb No. 1 Well begin. These gas sales are now expected to begin prior to 2006 calendar year end.

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

Liquidity and Capital Resources

     Since emerging from bankruptcy, we have been funded through the private sale of convertible debt, convertible equity and Common Stock totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to Common stock. During the quarter ended March 31, 2006, we raised $135,000 through the placement with four private parties of 100,000 shares of our Common Stock. The funds were used for general corporate purposes. During the fiscal year ending June 30, 2005, we obtained a loan facility from a private party for $300,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. Out of this facility, we were advanced $292,000 which has been used for general corporate purposes. During the quarter we extended the loan until January 18, 2007, by payment of the $20,000 extension fee with 10,582 restricted shares of common stock issued subsequent to the end of the quarter. The loan has been paid in full using a portion of the $2.9 Million proceeds received from the institutional private placement conducted subsequent to the end of the quarter. We believe that the proceeds of the institutional private placement are sufficient to cover general and administrative expenses which may occur during the calendar year until the Haseeb No. 1 well can be connected to the pipeline sales facility.

Business Strategy and Prospects

     We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty-nine million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the quarter ended June 30, 2005 will likewise provide a means of compensating key consultants in the coming months.

     On April 20, 2006, we executed a Compromise Settlement Agreement with Smith Energy 1986A Partnership ("Smith Energy") and Howard A. Smith pertaining to our Galveston County, Texas oil and gas leases. removing the remaining obstacle to our exploration plans for the properties. The two-year old dispute between American Energy and Smith Energy was based upon American Energy's claims that it was entitled to a 15% back in working interest in certain mid-depth producing zones under the Galveston County, Texas leases as a result of the satisfaction of the payout threshold criteria described in a 1986 assignment under which Smith Energy acquired its working interest and rights to operate the properties. Smith Energy had contested American Energy's payout contentions. Under the terms of the Compromise Settlement Agreement, American Energy Group acquired all of Smith Energy's 3% overriding royalty interest in the deep zones greater than 10,000 feet as well as the right to review valuable 3D seismic data covering the leases. American Energy also acquired from Smith Energy affirmation of American Energy's right to operate the oil and gas leases as to wells drilled to depths greater than 10,000 feet. The Agreement also affords American Energy access under mutually agreed terms to existing Smith Energy facilities in connection with American Energy's future operations, such as roads and salt water disposal facilities. American Energy Group relinquished to Smith Energy Group under the agreement its claims to the 15% back-in interest in the zones above 10,000 feet. This settlement facilitates our planned exploration of the deeper zones under the oil and gas leases.

     We will continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases. While we await production revenues from the sale of gas from the Haseeb No. 1 well in Pakistan and the results of the Al Ali No. 1 Well commenced in Pakistan shortly after the end of the current quarter, we expect to negotiate the purchase of one or more additional royalty interests on one or more additional oil and gas concessions in Pakistan using the proceeds of the recently consummated $2.9M institutional private offering. We also expect to analyze the recently acquired Smith Energy seismic data and to begin negotiations for a deep test well on the Galveston County oil and gas leases.

Off Balance Sheet Arrangements

     We had no off balance sheet arrangements during the quarter ended December 31, 2005.

ITEM 3-CONTROLS AND PROCEDURES

     In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Report, found the disclosure controls and procedures to be effective. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Onthank. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in each report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2006, there were no changes in our disclosure controls and procedures that have materially affected, or are reasonably likely to affect, our financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

     During the period ended March 31, 2006, the Company's subsidiary, The American Energy Operating Corp., was served with a new lawsuit initiated on January 12, 2006, in the 281st Judicial District Court of Harris County, Texas. The suit is titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. While the Company is one of the named Defendants, we have not yet been served as of the date of this report. The Plaintiffs are Moin Hussain, who originally incorporated Hycarbex, Inc. ("Hycarbex") in 1985, and Saleem Khan and Khan & Piracha, Pakistan-based attorneys. According to the Plaintiffs' pleadings, the Plaintiffs allege that in 1995, shortly after the petroleum exploration license covering the Jacobabad Block 2768-4 was awarded to Hycarbex, The American Energy Group, Ltd. acquired all of the outstanding stock of Hycarbex. The Plaintiffs further state in their pleadings that consideration for the sale of the stock included a 1% overriding royalty assigned to Hussain, and that Hussain subsequently assigned two tenths of one percent of same to Saleem Khan. Plaintiffs further assert that in connection with the subsequent acquisition by Hycarbex of the Yasin block in 2001, Khan & Piracha assisted in the acquisition and were promised by Hycarbex, according to Plaintiffs, twenty percent of the Yasin concession. The Plaintiffs allege that the several Defendants have failed to honor the alleged commitments without identifying the specific party responsible for the alleged obligation. We intend to defend the allegations and to assert that we have no liability to Plaintiffs in the dispute between Plaintiffs and Hycarbex. The results of such litigation are not expected to affect the Company's 18% royalty interest in the Yasin Block based upon representations by Hycarbex to The American Energy Group, Ltd. reaffirming the 18% royalty in the Yasin Block despite these claims.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2006, we completed the private sale of 100,000 shares of Common Stock resulting in gross proceeds of $135,000, which will be used for general corporate purposes. In another private sale transaction which transpired after the quarter ending March 31, 2006, we sold 1,705,882 shares of our Common Stock for gross proceeds of $2,900,00, or $1.70 per share, which will be used to purchase additional royalty interests on other oil and gas concessions in Pakistan and for general corporate purposes. In the latter transaction, each investor received one warrant for each two shares of Common Stock purchased, or a total of 852, 941 warrants. The 852,941 warrants issued to the investors have a five-year term and provide for an exercise price of $1.70 per share. The warrants may be redeemed at the option of the Company if the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share for twenty consecutive trading days after registration of the underlying common stock for resale. We paid commissions to the placement agent equal to $174,000 plus 327,120 warrants to purchase Common Stock which have the same exercise and redemption terms as those warrants issued to the institutional investors. The Company is obligated to file a registration statement with the Securities and Exchange Commission within sixty (60) days and to use its best efforts to cause the registration statement to become effective within one hundred twenty (120) days. Should the Company fail to do so, then the Company shall pay a monthly cash penalty to the investors equal to one percent (1%) of the purchase price proceeds received by the Company for the Common Stock. In each of these transactions, the securities were offered and sold by the Company solely to accredited investors in reliance upon Section 506 of Regulation D of the Securities Act of 1933, as amended.

     To date, the Company has not paid dividends on its shares and we do not anticipate paying dividends.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

     There has been no default upon senior securities during the quarter ended March 31, 2006.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There has been no submission of any matters to a vote of security holders during the quarter ended March 31, 2006.

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

     (b) No reports on Form 8-K were filed during the period ended March 31, 2006.

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


                                   THE AMERICAN ENERGY GROUP, LTD.
                                            (REGISTRANT)


                                   By: /s/ R. Pierce Onthank
                                       -----------------------------------------
                                   R. Pierce Onthank, President, Secretary,
                                   Chief Financial Officer and Director


                                   By: /s/ Dr. Iftihhar Zahid
                                       -----------------------------------------
                                   Dr. Iftikhar Zahid, Director


                                   By: /s/ Karl Welser
                                       -----------------------------------------
                                   Karl Welser, Director


DATED: May 18, 2006