Form 10KSB/A
period 2005-06-30
AMERICAN ENERGY GROUP LTD
filed 2006-08-03
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
      1934
      FOR THE TRANSITION PERIOD FROM ___ TO ___

                                       Commission file number:  0-26402

                         THE AMERICAN ENERGY GROUP, LTD.
                 (Name of small business issuer in its charter)

           Nevada                                                 87-0448843
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      1 Gorham Island, Suite 303
        Westport, Connecticut                                       06880
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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  As of October 3, 2005, the number of Common shares outstanding was 27,139,584
                            -------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None
                         THE AMERICAN ENERGY GROUP, LTD.

                             INDEX TO FORM 10-KSB/A

PART 1                                                                             PAGE
Items 1and 2.  Business and Properties.......................................       3

Item 3.        Legal Proceedings.............................................       3

Item 4.        Submission of Matters to a Vote of Security Holders...........       4

PART II

Item 5.        Market For Common Equity and Related Stockholder Matters......       4

Item 6.        Management's Discussion and Analysis
               or Plan of Operation..........................................       5

Item 7.        Financial Statements .........................................       7

Item 8.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure......................................       7

Item 8A        Controls and Procedures.......................................       7

Item 8B        Other Information.............................................        7

PART III

Item 9         Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.............       8

Item 10.       Executive Compensation........................................       8

Item 11.       Security Ownership of Certain Beneficial Owners and Management
               And Related Stockholder Matters...............................       9

Item 12.       Certain Relationships and Related Transactions................       9

PART IV

Item 13.       Exhibits .....................................................       9

Item 14.       Principal Accountant Fees and Services........................       9

SIGNATURES...................................................................       10

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

                                 Equity Compensation Plan Information
=======================================================================================================
      Plan category        Number of securities to      Weighted-average        Number of securities
                           be issued upon exercise      exercise price of     remaining available for
                           of outstanding options,    outstanding options,     future issuance under
                             warrants and rights       warrants and rights   equity compensation plans
                                                                               (excluding securities
                                     (a)                       (b)             reflected in column (a))
                                                                                        (c)
=======================================================================================================
Equity compensation plans
approved by security
holders
=======================================================================================================
Equity compensation plans    2,000,000 Common                  $1.00                       -0-
not approved by security
holders
=======================================================================================================
          Total
=======================================================================================================

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

      Subsequent to the end of the fiscal year, we raised $130,000.00 (including the $25,000 loan referenced in the preceding paragraph) through the placement with private parties of 260,000 warrants to purchase our Common Stock. The warrants have a three year term and provide for the purchase of the stock during the term, if exercised, at a price of $1.50 per share as to 160,000 warrants, and a price of $1.75 per share as to 100,000 warrants. Also subsequent to the end of the fiscal year we obtained a commitment from an existing shareholder to purchase 122,222 Common shares at $0.90 per share, or a total of $110,000.00. We anticipate that the capital obtained from these transactions will provide sufficient working capital through early calendar 2006. If the gas sales from Haseeb No. 1 begin in 2006 as expected, we may be able to rely upon actual production revenues for future working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs.

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

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have neither changed nor had disagreements with our accountants regarding accounting and financial disclosure.

ITEM 8A-CONTROLS AND PROCEDURES

      In conjunction with this Annual Report on Form 10-KSB and the certification of the disclosures herein, the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred as of June 30, 2005, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) which occurred during the forth fiscal quarter that have materially affected or are reasonably likely to materially affect these controls over financial reporting.

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

CODE OF ETHICS

      In September 2004, we adopted a Code of Ethics that is applicable to all employees of the Company and, in particular, to its senior officers. A copy of the Code of Ethics is attached hereto as Exhibit 14.1. Additional copies may be obtained from the Company without charge by writing to: The American Energy Group, Ltd., 120 Post Road West, Suite 202, Westport, Connecticut 06880

ITEM 10-EXECUTIVE COMPENSATION

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

                                     PART IV

ITEM 13-EXHIBITS

The following documents are filed as Exhibits to this report:

      Exhibit 14.1 -    Code of Ethics;

      Exhibit 23.1 -    Consent of Independent Auditor;

      Exhibit 31.1 -    Certification by R. Pierce Onthank, President and acting
                        chief financial and accounting  officer pursuant to Rule
                        13a-14(a) or Rule 15d-14(a);

      Exhibit 32.1 -    Certification by R. Pierce Onthank, President and acting
                        chief  financial  and  accounting  officer  pursuant  to
                        Section 906 of the  Sarbanes-Oxley  Act of 2002, Section
                        1350(a) and (b).

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


                                    THE AMERICAN ENERGY GROUP, LTD.
                                             (REGISTRANT)



                                    By: /s/ R. Pierce Onthank
                                        ----------------------------------------
                                        R. Pierce Onthank, President, Secretary,
                                        and Chief Financial Officer



DATED:  August 3, 2006

                         THE AMERICAN ENERGY GROUP, LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

                                 C O N T E N T S



Independent Auditors' Reports............................................   F-3

Consolidated Balance Sheets..............................................   F-4

Consolidated Statements of Operations....................................   F-5

Consolidated Statements of Stockholders' Equity..........................   F-6

Consolidated Statements of Cash Flows....................................   F-8

Notes to the Consolidated Financial Statements...........................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Westport, CT.

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2005, and for the periods January 30, 2004 through June 30, 2004 and July 1, 2003 through January 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiaries as of June 30, 2005, 2004 and the consolidated results of their operations and their cash flows for the year ended June 30, 2005 and for the periods January 30, 2004 through June 30, 2004 and July 1, 2003 through January 29, 2004, in conformity accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, there were errors in the presentation of the reporting periods in the financial statements and the reclassification of prepaid expenses.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 13, 2005, except for notes 1, 2 ,7 ,8 & 9 dated July 5, 2006

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                        June 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Current Assets
   Cash (Note 1)                                               $       227    $   257,899
   Prepaid expenses                                                 60,178         35,000
                                                               -----------    -----------

     Total Current Assets                                           60,405        292,899
                                                               -----------    -----------


Property and Equipment
   Office equipment
                                                                     3,286             --
   Accumulated depreciation                                           (246)            --
                                                               -----------    -----------

     Net Property and Equipment                                      3,040             --
                                                               -----------    -----------

        Total Assets                                           $    63,445    $   292,899
                                                               ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
   Accounts payable                                            $    17,632    $    12,500
   Accrued liabilities                                              35,209         24,239
   Convertible Debt                                                 25,000
   Current portion of long term debt                               292,000             --
                                                               -----------    -----------

       Total Current Liabilities                                   369,841         36,739
                                                               -----------    -----------

Liabilities Subject to Compromise
   Prepetition trade accounts payable                          $   238,588    $   238,588
   Prepetition accrued liabilities                                  45,500         45,500
   Current portion of capital lease obligations (Note 5)               679            679
                                                               -----------    -----------

       Total Liabilities Subject to Compromise                     284,767        284,767
                                                               -----------    -----------

Long-Term Liabilities
   Convertible debt (Note 4)                                            --        375,000
                                                               -----------    -----------
     Total Long-Term Liabilities                                        --        375,000
                                                               -----------    -----------

     Total Liabilities                                             654,608        696,506
                                                               -----------    -----------

Stockholders' Equity (Notes 6,7 and 8)
   Common stock; par value $0.001 per share;
      authorized 80,000,000 shares; 24,698,518 and
      27,139,584 shares issued and outstanding, respectively        27,140         24,699
   Capital in excess of par value                                1,860,545      1,312,490
   Expenses prepaid with common stock                              (31,382)
   Accumulated deficit                                          (2,447,466)    (1,740,796)
                                                               -----------    -----------

     Total Stockholders' Equity                                   (591,163)      (403,607)
                                                               -----------    -----------

     Total Liabilities and Stockholders' Equity                $    63,445    $   292,899
                                                               ===========    ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                    SUCCESSOR           SUCCESSOR            PREDECESSOR
                                                     ENTITY              ENTITY                ENTITY
                                               For the Year Ended     For the Period       For the Period
                                                     June 30,       January 30,2004 to    July 1, 2003 to
                                                      2005            June 30, 2004      January 29, 2004
                                                   ------------        ------------        ------------
Revenue
   Oil and gas sales                               $         --        $         --        $         --
                                                   ------------        ------------        ------------

     Total Revenue                                           --                  --                  --

Expenses
   Legal and professional                               180,550                  --                  --
   Depreciation and amortization expense                    246                  --                  --

   Other general and administrative                     513,468             259,228              14,095
                                                   ------------        ------------        ------------

     Total Expenses                                     694,264             259,228              14,095
                                                   ------------        ------------        ------------

       Net Operating Loss                              (694,264)           (259,228)            (14,095)

Other Income (Expenses)
   Loss on sale of investment in subsidiary                  --                  --            (621,234)
   Interest expense                                     (12,406)             (5,480)                 --
                                                   ------------        ------------        ------------

     Total Other Income (Expenses)                      (12,406)             (5,480)           (621,234)
                                                   ------------        ------------        ------------

     Income (loss) before Reorganization Items
     and Income Taxes
                                                       (706,670)           (264,708)           (635,329)

Reorganization (Expenses)
   Legal fees                                                --                  --             (28,352)
                                                   ------------        ------------        ------------

     Total Reorganization (Expenses)                         --                  --             (28,352)
                                                   ------------        ------------        ------------

       Net Loss                                    $   (706,670)       $   (264,708)       $   (663,681)
                                                   ============        ============        ============

       Basic Loss per Common Share                 $      (0.03)       $      (0.01)       $      (0.01)
                                                   ============        ============        ============

       Weighted Average Number of
       Shares Outstanding                            25,319,754          23,528,518          66,318,037
                                                   ============        ============        ============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                        For the Year Ended June 30, 2005
              And for the Period January 30, 2004 to June 30, 2004
               And for the Period July 1, 2003 to January 29, 2004

                                                                                Convertible Voting
                                                 Common Stock                     Preferred Stock
                                       -----------------------------     -----------------------------
                                          Shares           Amount           Shares           Amount
                                       ------------     ------------     ------------     ------------
Balance, June 30, 2003                   66,318,037     $     66,318           41,499     $         42

January 2004, reorganization
adjustment                              (66,318,037)         (66,318)         (41,499)             (42)

Net (loss) for the period ended
January 29, 2004                                 --               --               --               --
                                       ------------     ------------     ------------     ------------

Balance, January 29, 2004                        --               --               --               --
                                       ------------     ------------     ------------     ------------

January 2004, new shares issued
pursuant to bankruptcy settlement        18,898,518           18,899               --               --

February 2004, shares issued for
royalty interest at par value             1,500,000            1,500               --               --

February 2004, shares issued for
services at $0.03 per share               3,000,000            3,000               --               --

June 2004, shares issued for
convertible debt at $0.15 per share       1,300,000            1,300               --               --

Net (loss) for the period ended
June 30, 2004                                    --               --               --               --
                                       ------------     ------------     ------------     ------------

Balance, June 30, 2004                   24,698,518           24,699               --               --
                                       ------------     ------------     ------------     ------------

July 2004, new shares issued
for services at $0.10 per share             250,000              250               --               --

December 2004, new shares issued
for services at $0.32 per share              76,520               77               --               --

                                        Capital In
                                        Excess of       Accumulated
                                        Par Value          Deficit         Totals
                                       ------------     ------------     ------------
Balance, June 30, 2003                 $ 37,763,777     $(43,206,577)    $ (5,376,440)

January 2004, reorganization
adjustment                              (36,728,088)      42,394,170        5,599,722

Net (loss) for the period ended
January 29, 2004                                 --         (663,681)        (663,681)
                                       ------------     ------------     ------------

Balance, January 29, 2004                 1,035,689       (1,476,088)        (440,399)
                                       ------------     ------------     ------------

January 2004, new shares issued
pursuant to bankruptcy settlement           (18,899)              --               --

February 2004, shares issued for
royalty interest at par value                    --               --            1,500

February 2004, shares issued for
services at $0.03 per share                  97,000               --          100,000

June 2004, shares issued for
convertible debt at $0.15 per share         198,700               --          200,000

Net (loss) for the period ended
June 30, 2004                                    --         (264,708)        (264,708)
                                       ------------     ------------     ------------

Balance, June 30, 2004                    1,312,490       (1,740,796)        (403,607)
                                       ------------     ------------     ------------

July 2004, new shares issued
for services at $0.10 per share              24,750               --           25,000

December 2004, new shares issued
for services at $0.32 per share              24,923               --           25,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                        For the Year Ended June 30, 2005
              And for the Period January 30, 2004 to June 30, 2004
               And for the Period July 1, 2003 to January 29, 2004

                                                                          Convertible Voting
                                               Common Stock                 Preferred Stock
                                       --------------------------    --------------------------
                                          Shares          Amount        Shares        Amount
                                       -----------    -----------    -----------    -----------
December 2004, shares issued for
convertible debt at $0.20 per share      1,932,482          1,932             --             --


March 2005, new shares issued
for services at $1.25 per share             26,000             26             --             --

March 2005, new shares issued
pursuant to bankruptcy settlement           35,760             36             --             --


June 2005, new shares issued
for services at $0.33, $1.05,
$1.12, $2.08 & $1.80 per share             120,304            120             --             --


Expenses prepaid with
  Common stock                                  --             --             --             --

Net (loss) for the year ended
June 30, 2005                                   --             --             --             --
                                       -----------    -----------    -----------    -----------

Balance, June 30, 2005                  27,139,584    $    27,140             --             --
                                       ===========    ===========    ===========    ===========


                                       Capital In
                                        Excess of      Accumulated
                                        Par Value        Deficit          Totals
                                       -----------     -----------     -----------
December 2004, shares issued for
convertible debt at $0.20 per share        384,564              --         386,496


March 2005, new shares issued
for services at $1.25 per share             32,474              --          32,500

March 2005, new shares issued
pursuant to bankruptcy settlement              (36)             --              --


June 2005, new shares issued
for services at $0.33, $1.05,
$1.12, $2.08 & $1.80 per share              81,380              --          81,500


Expenses prepaid with
  Common stock                                  --              --         (31,382)

Net (loss) for the year ended
June 30, 2005                                   --        (706,670)       (706,670)
                                       -----------     -----------     -----------

Balance, June 30, 2005                 $ 1,860,545     $(2,447,466)    $  (591,163)
                                       ===========     ===========     ===========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                              SUCCESSOR            SUCCESSOR            PREDECESSOR
                                                               ENTITY                ENTITY               ENTITY
                                                         For the Year Ended      For the Period       For the Period
                                                                June 30,       January 30, 2004 to    July 1, 2003 to
                                                                  2005            June 30, 2004      January 29, 2004
                                                               -----------         -----------         -----------
Cash Flows from Operating Activities
   Net loss                                                    $  (706,670)        $  (264,708)        $  (663,681)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                     246                  --                  --
     Common stock issued for services rendered                     114,940             100,000                  --
     (Gain) loss on investment                                          --                  --             621,234
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses                       (20,000)            (35,000)                 --

     Increase (decrease) in accounts payable                        17,632              12,500              (1,763)
     Increase (decrease) in accrued liabilities and
      other current liabilities                                     22,466               2,254             (90,272)
                                                               -----------         -----------         -----------

       Net Cash Provided (Used) by Operating Activities           (571,386)           (184,954)           (134,482)
                                                               -----------         -----------         -----------

Cash Flows from Investing Activities
   Cash disposed of in sale of subsidiary                               --                  --          (1,121,881)

   Expenditures for other property and equipment                    (3,286)                 --                  --
                                                               -----------         -----------         -----------

       Net Cash Provided (Used) by Investing Activities             (3,286)                 --          (1,121,881)
                                                               -----------         -----------         -----------

Cash Flows from Financing Activities
   Proceeds from convertible debt                                  317,000             425,000             150,000

   Payments on notes payable and long-term liabilities                  --                  --                  --
                                                               -----------         -----------         -----------

       Net Cash Provided by Financing Activities                   317,000             425,000             150,000
                                                               -----------         -----------         -----------

       Net Increase (Decrease) in Cash                            (257,672)            240,046          (1,106,363)

       Cash and Cash Equivalents at Beginning of Year              257,899              17,853           1,124,216
                                                               -----------         -----------         -----------

       Cash and Cash Equivalents at End of Year                $       227         $   257,899         $    17,853
                                                               ===========         ===========         ===========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                              SUCCESSOR             SUCCESSOR          PREDECESSOR
                                                               ENTITY                ENTITY               ENTITY
                                                          For the Year Ended     For the Period       For the Period
                                                               June 30,        January 30,2004 to     July 1, 2003 to
                                                                2005             June 30, 2004       January 29, 2004
                                                              --------            ------------       ----------------
Cash Paid for:
   Interest                                                   $       --          $        --           $         --
   Income taxes                                               $       --          $        --           $         --

Non-Cash Financing Activities:

   Common stock issued in satisfaction of accounts
     payable                                                  $   12,500          $        --           $         --
   Common stock issued for services rendered                  $  114,940          $   100,000           $         --
   Common stock issued for prepaid services                   $   36,560          $        --           $         --
   Common stock issued for royalty interest                   $       --          $     1,500           $         --
   Common stock issued for accrued  interest on debt          $   11,496          $     1,500           $         --
   Common stock issued for convertible debt                   $  375,000          $   200,000           $         --

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

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

      During the year ended June 30, 1995, the Company incorporated additional subsidiaries including American Energy-Deckers Prairie, Inc., The American Energy Operating Corp., Tomball American Energy, Inc., Cypress-American Energy, Inc., Dayton North Field-American Energy, Inc. and Nash Dome Field-American Energy, Inc. In addition, in May 1995, the Company acquired all of the issued and outstanding common stock of Hycarbex, Inc. (Hycarbex), a Texas corporation, in exchange for 120,000 shares of common stock of the Company, a 1% overriding royalty on the Pakistan Project (see
      Note 2) and a future $200,000 production payment if certain conditions are met. The acquisition was accounted for as a pooling-of-interests on the date of the acquisition. The fair value of the assets and liabilities assumed approximated the fair value of the 120,000 shares issued of $60,000 as of the date of the acquisition. Accordingly, book value of the assets and liabilities assumed was $60,000. In April 1995, the name of that company was changed to Hycarbex-American Energy, Inc. The American Energy Group, Ltd., The American Energy Operating Corp. and Hycarbex-American Energy, Inc., were the only operating entities during the years ended June 30, 2005 and for the periods January 30, 2004 to June 30, 2004 and July 1, 2003 to January 29, 2004. The Company and its subsidiaries were principally in the business of acquisition, exploration, development and production of oil and gas properties.

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

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

      d. Oil and Gas Properties

      The full cost method was used by the Company prior to emerging from the bankruptcy. As of June 30, 2005 and 2004, the Company did not have any costs capitalized as oil and gas properties.

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

      g. Property and Equipment and Depreciation

      Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the year ended June 30, 2005, and for the periods January 30, 2004 to June 30, 2004 and July 1, 2003 to January 29, 2004, the Companies incurred total depreciation of $246, $0 and $0, respectively.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 1 - Organization and Summary of Significant Accounting Policies (continued)


      h. Basic Loss Per Share of Common Stock

                                  For the Year       For the Period       For the Period
                                 Ended June 30,     January 30, 2004     July 1, 2003 to
                                     2005           to June 30, 2004    January 29, 2004
                                 --------------     ----------------    ----------------
      Loss (numerator)           $    ( 706,670)     $      (264,708)    $     (663,681)

      Shares (denominator)           25,319,754          23,528,518          66,318,037
                                 --------------      --------------      --------------

      Per share amount           $        (0.03)     $        (0.01)     $        (0.01)
                                 ==============      ==============      ===============


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

      l. Income Taxes

      At June 30, 2005, the Company had net operating loss carryforwards of approximately $43,103,661 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the June 30, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

      The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:


                                                     For the Year       For the Period       For the Period
                                                    Ended June 30,     January 30, 2004     July 1, 2003 to
                                                         2005          to June 30, 2004    January 29, 2004
                                                    --------------     ----------------    ----------------
      Income tax benefit at statutory rate          $      268,535      $      100,589      $      252,199
      Change in valuation allowance                       (268,535)           (100,589)           (252,199)
                                                    --------------      --------------      --------------
                                                    $           --      $           --      $           --
                                                    ==============      ==============      ==============


      Deferred tax assets are comprised of the following:

                                                     For the Year       For the Period       For the Period
                                                    Ended June 30,     January 30, 2004     July 1, 2003 to
                                                         2005          to June 30, 2004    January 29, 2004
                                                    --------------     ----------------    ----------------
      Income tax benefit at statutory rate          $   16,379,391      $   16,110,856      $   16,010,267
      Valuation allowance                              (16,379,391)        (16,110,856)        (16,010,267)
                                                    --------------      --------------      --------------
                                                    $           --      $           --       $          --
                                                    ==============      ==============      ==============

Note 2 - Oil and Gas Properties

      As described in Note 1, as of June 30, 2005, the Company has one remaining lease for oil and gas properties located in Southeast Texas.

Note 3 - Notes payable and long-term debt

                                                                           2005             2004
                                                                     --------------   --------------
      Promissory note due to an individual,  interest at prime
      plus 1.0% per annum,  principal and interest due January
      18, 2006 with a one year  maturity  extension  available
      for a fee of  $20,000,  secured  by  1/2  of the  future
      production,  if  any  received  by  the  company  on its
      retained onverriding royalty interest in its Republic of
      Pakistan  Yasin block and its  retained  interest in its
      Maco-Stewart,  Gillock  Field  Oil  and  Gas  leases  in
      Galveston County.

                                                                     $      292,000   $            0
                                                                     --------------   --------------

                   Total Notes Payable and Long-Term Debt                        --               --

                   Less Current Portion                                     292,000               --
                                                                     --------------   --------------
                   Long-Term Debt                                    $            0   $            0
                                                                     ==============   ==============

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 4 - Convertible debt

                                                                           2005             2004
                                                                     --------------   --------------
      Convertible   promissory   notes  due  to   individuals,
      interest  at prime plus 1.0% per annum,  principals  due
      from  December 31, 2005  through June 2006,  convertible
      into shares of common stock at $0.20 per share,  secured
      by 1/2 of the note future production, if any received by
      the company on its retained onverriding royalty interest
      in its Republic of Pakistan Yasin block and its retained
      interest in its Maco-Stewart,  Gillock Field Oil and Gas
      leases in Galveston County.

                                                                     $       25,000   $      375,000
                                                                     --------------   --------------
                   Total Convertible Debt                                         0          375,000

                   Less Current Portion                                      25,000               --
                                                                     --------------   --------------
                   Long-Term Debt                                     $           0   $      375,000
                                                                     ==============   ==============

Note 5 - Capital Lease Obligations

      The Company entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease has a term of 36 months with a total monthly lease payment of $122.


      The following are the scheduled annual payments on the capital lease:

         Year Ending June 30,2005                                    $          709
                                                                     --------------
         Total minimum lease commitments                                        709
         Less: amount representing interest                                     (30)
                                                                     --------------
         Total capital lease obligations                                        679
         Less: current portion                                                 (679)
                                                                     --------------
         Total Long-Term Capital Lease Obligations                   $           --
                                                                     ==============

Note 6 - Convertible Voting Preferred Stock

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004


Note 6 - Convertible Voting Preferred Stock (continued)

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

      During March 2005, the Company issued 35,760 shares of common stock to creditors pursuant to the prior year's bankruptcy settlement.

      During May 2005, the Company issued 17,620 shares of common stock for services valued at $18,500.

      During June 2005, the Company issued 102,684 shares of common stock for services valued at $63,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 8 - Common Stock Warrants

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
            Expected lives           5 years

      A summary of the status of the Company's stock warrants as of June 30, 2005 and changes during the periods January 30, 2004 to June 30, 2004 and July 1, 2003 to January 29, 2004.

                                                           Weighted      Weighted
                                                            Average       Average
                                               Stock       Exercise      Grant Date
                                              Warrants       Price       Fair Value
                                            ----------       --------    --------
            Outstanding, June 30, 2003       3,351,929       $   1.37    $   0.17
                  Granted                           --             --          --

                  Expired/Canceled          (3,351,929)         (1.37)      (0.17)
                  Exercised                         --             --          --
                                            ----------       --------    --------
            Outstanding, June 30, 2004              --             --          --
                                            ----------       --------    --------

               Granted                       1,000,000       $   0.75    $   0.50
                  Expired/Canceled                  --             --          --
                  Exercised                         --             --          --
                                            ----------       --------    --------
            Outstanding, June 30, 2005       1,000,000       $   0.75    $   0.50
                                            ----------       --------    --------


      As described in Note 1, all of the outstanding warrants issued prior to the year ended June 30, 2004 were cancelled pursuant to the bankruptcy settlement.

      For purposes of proforma disclosures, the estimated fair value of the warrants are included in expense over the vesting period or expected life of the warrant.

                                                            Jan 30, 2004 to    July 1, 2003 to
                                            June 30, 2005    June 30, 2004      Jan 29, 2004
                                            -------------    -------------     ---------------
  Net loss as reported                      $  (706,670)      $  (264,708)  $      (663,681)

   Adjustment calculated in
      accordance with SFAS 123                 (500,000)               --                --
                                            -----------       -----------    --------------

  Proforma Net Loss                         $(1,206,670)      $  (264,708)  $      (663,681)
                                            -----------       -----------   ---------------

Net loss per common share as reported       $     (0.03)      $     (0.04)   $        (0.22)

    Proforma net loss per common share      $     (0.05)      $     (0.04)   $        (0.22)
                                            -----------       -----------    --------------

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 9 - Restatement


      The financial statements for the years ended June 30, 2005 and 2004 were restated to reflect the issues identified below. Management and the board of directors concluded these restatements were necessary to reflect these changes.

      On January 29, 2004, the Company emerged from Chapter 11 bankruptcy and adopted the provisions for fresh start reporting. The consolidated financial statements of operations, cash flows and equity have been restated to present the results for the reporting period prior to emerging from bankruptcy and after emerging from bankruptcy.

      At June 30, 2005 and 2004, $31,382 of the amount included in prepaid expenses as an asset were related to the unamortized value of common stock issued for payment of prepaid services. This amount has been reclassified from an asset to the stockholders' equity section of the balance sheet.

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES


          (1)   Capitalized Costs Relating to Oil and Gas Producing Activities


                                                                             June 30,
                                                                   --------------------------
                                                                      2005            2004
                                                                   ----------      ----------
          Proved oil and gas producing properties and related
            lease and well equipment                               $       --      $       --
          Accumulated depreciation and depletion                           --              --
                                                                   ----------      ----------

          Net Capitalized Costs                                    $       --      $       --
                                                                   ==========      ==========


          (2)   Costs Incurred in Oil and Gas Property Acquisition,
                Exploration, and Development Activities


                                                                      For the Years Ended
                                                                             June 30,
                                                                   --------------------------
                                                                        2005          2004
                                                                   ----------      ----------
          Acquisition of Properties
               Proved                                              $        -       $       -
               Unproved                                                     -               -
          Exploration Costs                                                 -               -
          Development Costs                                                 -               -

          The Company does not have any investments accounted for by the equity method.

          (3)   Results of Operations for Producing Activities


                                                                      For the Years Ended
                                                                             June 30,
                                                                   --------------------------
                                                                      2005            2004
                                                                   ----------      ----------
          Sales                                                    $        -       $       -
          Production costs                                                  -               -
          Depreciation and depletion                                        -               -
                                                                   ----------      ----------

          Results of operations for producing activities
           (excluding corporate overhead and interest costs)       $        -      $        -
                                                                   ==========      ==========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Continued)

       (4)   Reserve Quantity Information

                                                             Oil         Gas
                                                             BBL         MCF
                                                          ---------   ---------
          Proved developed and undeveloped reserves:

          Balance, June 30, 2004                                 --           --
            10% of reserves sold during year                     --           --
            Change in estimates                                  --           --
            Production                                           --           --
                                                          ---------   ----------
          Balance, June 30, 2005                                 --           --
                                                          =========   ==========

          Proved developed reserves:
                                                             Oil         Gas
                                                             BBL         MCF
                                                          ---------   ---------

            Beginning of the year ended June 30, 2004            --           --
            End of the year ended June 30, 2005                  --           --

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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      S.F.A.S. 69 Supplemental Disclosures
                                   (Unaudited)
                             June 30, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Continued)

      (5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Continued)

                                At June 30, 2005


                                                                      The American
                                                                      Energy Group
                                                                        Ltd. and
                                                                      Subsidiaries
                                                                     -------------
      Future cash inflows                                            $          --
      Future production and development costs                                   --
                                                                     -------------
      Future net inflows before income taxes                                    --
      Future income tax expense                                                 --
                                                                     -------------
      Future net cash flows                                                     --
      10% interest held by related company                                      --
      10% annual discount for estimated timing of cash flows                    --
                                                                     -------------

      Standardized measure of discounted future net cash flows       $          --
                                                                     =============

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