Form 10QSB/A
period 2005-12-31
AMERICAN ENERGY GROUP LTD
filed 2006-08-03
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 As of February 13, 2006, the number of Common shares outstanding was 27,486,413

       Transitional Small Business Issuer Format (Check one) Yes |_| No |X|

                         THE AMERICAN ENERGY GROUP, LTD.
                             INDEX TO FORM 10-QSB/A

PART I-FINANCIAL INFORMATION                                               PAGE

Item 1.    Financial Statements ............................................ 3

Item 2.    Management's Discussion and Analysis
           or Plan of Operation............................................. 5

Item 3.    Controls and Procedures.......................................... 8

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 9

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...... 9

Item 3.    Defaults Upon Senior Securities.................................. 9

Item 4.    Submission of Matters to a Vote of Security Holders.............. 9

Item 5.    Other Information................................................ 9

Item 6.    Exhibits ........................................................ 9

                          PART I-FINANCIAL INFORMATION

  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                                                    December 31,      June 30,
                                                        2005            2005
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------
ASSETS
Current Assets
        Cash                                        $    37,001     $       227
        Prepaid expenses                                  6,397          60,178
                                                    -----------     -----------
        Total Current Assets                             43,398          60,405
                                                    -----------     -----------

Property and Equipment
        Office equipment                                  3,286           3,286
        Accumulated deprecation                            (575)           (246)
                                                    -----------     -----------
        Total Property and Equipment                      2,711           3,040
                                                    -----------     -----------
Total Assets                                        $    46,109     $    63,445
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
        Accounts payable                            $    42,034     $    17,632
        Accrued liabilities                              57,867          35,209
        Convertible debt                                     --          25,000
        Current portion of long term debt               292,000         292,000
                                                    -----------     -----------
        Total Current Liabilities                       391,901         369,841
                                                    -----------     -----------

Liabilities Subject to Compromise
        Pre-petition trade accounts payable             238,588         238,588
        Pre-petition accrued liabilities                 45,500          45,500
        Current portion of capital lease
        obligations                                         679             679
                                                    -----------     -----------
        Total Liabilities Subject to Compromise         284,767         284,767
                                                    -----------     -----------
        Total Liabilities                               676,668         654,608
                                                    -----------     -----------

Shareholders' Equity

        Common stock, par value $.001
        Per share, authorized: 80,000,000
        shares, issued and outstanding:
        At June 30, 2005:  27,139,584 shares
        At December 31, 2005:  27,359,306 shares         27,359          27,140
        Common stock subscribed                             100              --
        Expenses prepaid with common stock             (108,526)        (31,382)
        Subscriptions receivable                       (108,000)             --
        Capital in excess of par value                2,464,087       1,860,545
        Accumulated deficit                          (2,905,579)     (2,447,466)
                                                    -----------     -----------
        Net Shareholders' Equity                       (630,559)       (591,163)
                                                    -----------     -----------

Total Liabilities and Shareholders' Equity          $    46,109     $    63,445
                                                    ===========     ===========

          THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                           Three Months Ended                  Six Months Ended
                                      -----------------------------     -----------------------------
                                      December 31,     December 31,     December 31,     December 31,
                                          2005             2004             2005             2004
                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                      ------------     ------------     ------------     ------------
REVENUES                              $         --     $         --     $         --     $         --

OTHER EXPENSES
Legal and professional fees                 46,833              281          110,801           41,435
Administrative salaries                     93,000           90,000          186,000          180,000
Office overhead expense                      5,110            4,929           10,264           17,702
General and administrative expense          30,174           20,531          139,691           33,367
                                      ------------     ------------     ------------     ------------
   Total Other Expenses                    175,117          115,741          446,756          272,504
                                      ------------     ------------     ------------     ------------

NET OPERATING PROFIT (LOSS)               (175,117)        (115,741)        (446,756)        (272,504)
                                      ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Interest expense                            (5,286)          (1,740)         (11,358)          (6,015)
                                      ------------     ------------     ------------     ------------
   Net Other Income (Expenses)             (11,358)          (5,286)          (1,740)          (6,015)
                                      ------------     ------------     ------------     ------------

NET (LOSS) BEFORE TAX                     (180,403)        (117,481)        (458,114)        (278,519)

Federal Income Tax                              --               --               --               --
                                      ------------     ------------     ------------     ------------

NET (LOSS) FOR PERIOD                 $   (180,403)    $   (117,481)    $   (458,114)    $   (278,519)
                                      ============     ============     ============     ============

EARNINGS (LOSS) PER SHARE             $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
                                      ============     ============     ============     ============

          THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                   Six months       Six months
                                                     Ended            ended
                                                  December 31,     December 31,
                                                      2005             2004
                                                   (Unaudited)      (Unaudited)
                                                  ------------     ------------
Cash Flows from Operating Activities:

Net income (loss)                                 $   (458,114)    $   (278,519)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Common stock issued for services rendered            125,550           25,000
  Common stock issued for accrued expenses                  --           11,496
  Common stock issued for debt conversion                   --               --
  Depreciation and amortization                            329               --
  Additional expense for warrants                       88,714               --
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets               --           35,000
  (Increase) decrease in prepaid expenses              (23,362)              --
  Increase (decrease) in accounts payable               39,000          (12,500)
  Increase (decrease) in accrued expenses and
    other current liabilities                           22,657           (9,720)
                                                  ------------     ------------

     Cash Provided by (Used in) Operating
Activities                                            (205,226)        (229,243)
                                                  ------------     ------------

Cash Flows from Financing Activities:
  Proceeds from the issuance of warrants               105,000               --
  Cash received on stock subscription                   27,000               --
  Cash received for stock issued                       110,000               --
                                                  ------------     ------------

     Cash Provided By (Used in) Financing
Activities                                             242,000               --
                                                  ------------     ------------

Net Increase (Decrease) in Cash                         36,774         (229,243)

Cash and Cash Equivalents Beginning of Period              227          257,899
                                                  ------------     ------------

Cash and Cash Equivalents End of Period           $     37,001     $     28,656
                                                  ============     ============

Cash Paid For:
   Interest                                       $         --     $         --
   Taxes                                          $         --     $         --

Non-Cash Financing Activities:
   Common Stock Issued For Prepaid Services       $    106,500     $         --
   Common Stock Issued For Accrued Expenses       $     33,648     $         --

                 Notes to the Consolidated Financial Statements
                                December 31, 2005

GENERAL
The American Energy Group, Ltd. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ended December 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2005, as amended.

WARRANTS
During the quarter ended September 30, 2005, the Company issued 260,000 warrants in exchange for $130,000. The warrants provide that up to 160,000 shares may be purchased at $1.50 per share and up to 100,000 shares may be purchased at $1.75 per share during the three year period ending September 30, 2008. The Company estimates the fair value of each stock award at grant date by using the Black-Scholes option pricing model. The warrants granted during the quarter ended September 30, 2005 were based on the following assumptions.

Dividend yield             0
Expected volatility        100%
Risk free interest         3.90%
Expected lives             3 years

As a result of the 260,000 warrants issued during the quarter ended September 30, 2005, the Company incurred $88,714 of expense which is included in general and administrative expenses in the consolidated statement of operations.

COMMON STOCK
During the quarter ended December 31, 2005, the Company issued 122,222 shares of its common stock for cash contributions in the amount of $110,000, or $0.90 share. In addition, the Company completed a completed a private placement of 100,000 shares at a price of $1.35 per share. As of December 31, 2005, the Company received $27,000 as a result of this placement. The balance of the proceeds related to this placement, or $108,000, has been reported as a reduction from equity as subscriptions receivable as of December 31, 2005.

In addition, the Company issued 22,500 shares of its common stock in exchange for debt and issued an additional 75,000 of its common stock in exchange for services which will be provided to the Company over a two year period.

RESTATEMENT
The financial statements for the quarter ended December 31, 2005 were restated to reflect the changes identified below.. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

At December 31, 2005, $108,526 of the amount included in prepaid expenses as an asset were related to the unamortized value of common stock issued for payment of prepaid services.. This amount hasbeen reclassified from an asset to the stockholders' equity section of the balance sheet.

Certain language in the certification statements has been modified to conform to regulations.

UNAUDITED INFORMATION
The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

ITEM 3- CONTROLS AND PROCEDURES

      In conjunction with this Report on Form 10-QSB/A and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred as of December 31, 2005, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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

ITEM 5-OTHER INFORMATION

      None.

ITEM 6-EXHIBITS

      The following documents are filed as Exhibits to this report:

      Exhibit 31.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

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


                             THE AMERICAN ENERGY GROUP, LTD.
                                    (REGISTRANT)

                             By:/s/ R. Pierce Onthank
                                ---------------------
                             R. Pierce Onthank, President, Secretary,
                             Chief Executive Officer and Chief Financial Officer

DATED:  August 3, 2006