Form 10QSB/A
period 2006-03-31
AMERICAN ENERGY GROUP LTD
filed 2006-08-03
CIK 843212

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

                         THE AMERICAN ENERGY GROUP, LTD.
                             INDEX TO FORM 10-QSB/A

PART I-FINANCIAL INFORMATION                                                   PAGE
Item 1.    Financial Statements ..........................................      3

Item 2.    Management's Discussion and Analysis
           or Plan of Operation...........................................      6

Item 3.    Controls and Procedures.......................................       9

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings..............................................      9

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....      10

Item 3.    Defaults Upon Senior Securities................................      10

Item 4.    Submission of Matters to a Vote of Security Holders............      10

Item 5.    Other Information..............................................      10

Item 6.    Exhibits ......................................................      10

                          PART I-FINANCIAL INFORMATION

  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31, 2006    JUNE 30, 2005
                                                           (UNAUDITED)        (AUDITED)
                                                           -----------       -----------
ASSETS
CURRENT ASSETS
        Cash                                               $    38,149       $       227

        Prepaid expenses                                        16,000            60,178
                                                           -----------       -----------
        Total Current Assets
                                                                54,149            60,405
                                                           -----------       -----------

PROPERTY AND EQUIPMENT

        Office equipment                                         3,286             3,286

        Accumulated deprecation                                   (739)             (246)
                                                           -----------       -----------
        Total Property and Equipment
                                                                 2,547             3,040
                                                           -----------       -----------
TOTAL ASSETS
                                                           $    56,696       $    63,445
                                                           ===========       ===========

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES

                                                           $    37,034       $    17,632
        Accounts payable

        Accrued liabilities                                    106,931            35,209

        Convertible debt                                            --            25,000

        Current portion of long term debt                      292,000           292,000
                                                           -----------       -----------
        Total Current Liabilities
                                                               435,965           369,841
                                                           -----------       -----------

LIABILITIES SUBJECT TO COMPROMISE

        Prepetition trade accounts payable                     238,588           238,588

        Prepetition accrued liabilities                         45,500            45,500

        Current portion of capital lease obligations               679               679
                                                           -----------       -----------
        Total Liabilities Subject to Compromise
                                                               284,767           284,767
                                                           -----------       -----------

        Total Liabilities                                      720,732           654,608
                                                           -----------       -----------

SHAREHOLDERS' EQUITY

        Common stock, par value $.001
        per share, authorized: 80,000,000
        shares, issued and outstanding:
        At June 30, 2005:  27,139,584 shares

        At March 31, 2006:  27,521,413 shares                   27,521            27,140

        Expenses prepaid with common stock                     (31,382)               --
        Capital in excess of par value                       2,552,925         1,860,545

        Accumulated deficit                                 (3,244,482)       (2,447,466)
                                                           -----------       -----------
        Net Shareholders' Equity                              (664,036)         (591,163)
                                                           -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    56,696       $    63,445
                                                           ===========       ===========

  THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                                   OPERATIONS


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          ---------------------------         ---------------------------
                                           MAR. 31,          MAR. 31,          MAR. 31,          MAR. 31,
                                             2006              2005              2006              2005
                                         (UNAUDITED)       (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                          ---------         ---------         ---------         ---------
REVENUES                                  $      --         $      --         $      --         $      --

OTHER EXPENSES

Legal and professional fees                 202,683            18,812           313,484            60,247

Administrative salaries                      93,000            92,760           279,000           272,760

Depreciation expense                            164                82               492                82

Office overhead expense                       5,058             5,011            14,994            22,713

General and administrative expense           31,934            14,476           171,625            47,843
                                          ---------         ---------         ---------         ---------
   Total Other Expenses                     332,839           131,141           779,595           403,645
                                          ---------         ---------         ---------         ---------

NET OPERATING PROFIT (LOSS)                (332,839)         (131,141)         (779,595)         (403,645)
                                          ---------         ---------         ---------         ---------

OTHER INCOME (EXPENSE)

Interest expense                             (6,064)           (1,441)          (17,422)           (7,456)
                                          ---------         ---------         ---------         ---------
   Net Other Income (Expenses)               (6,064)            1,441)          (17,422)           (7,456)
                                          ---------         ---------         ---------         ---------

NET INCOME (LOSS) BEFORE TAX               (338,903)         (132,582)         (797,017)         (411,101)

Federal Income Tax                               --                --                --                --
                                          ---------         ---------         ---------         ---------

NET INCOME (LOSS) FOR PERIOD              $(338,903)        $(132,582)        $(797,017)        $(411,101)
                                          =========         =========         =========         =========

EARNINGS (LOSS) PER SHARE                 $   (0.01)        $   (0.01)        $   (0.03)        $   (0.01)
                                          =========         =========         =========         =========

         THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                     Nine months       Nine months
                                                        ended             ended
                                                      March 31,         March 31,
                                                        2006              2005
xxx                                                  (Unaudited)       (Unaudited)
                                                     ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $(797,017)        $(411,101)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Common stock issued for services rendered            214,450            30,788

  Common stock issued for accrued expenses                  --            11,496

  Common stock issued for prepaid services                  --            26,712
  Depreciation and amortization                            492                82

  Additional expense for warrants                       88,714                --
Changes in operating assets and liabilities:

  (Increase) decrease in other current assets               --           (56,712)
  (Increase) decrease in prepaid expenses               75,560                --
  Increase (decrease) in accounts payable               19,402           (12,500)
  Increase (decrease) in accrued expenses and
    other current liabilities                           86,321           (15,080)
                                                     ---------         ---------

     Cash Provided by (Used in) Operating
Activities                                            (312,078)         (426,315)
                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for the purchase of equipment               --            (3,286)
                                                     ---------         ---------

     Cash (Used in) Investing Activities                    --            (3,286)
                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of warrants               105,000                --

  Proceeds from notes payable                               --           220,000
  Cash received for stock issued                       245,000                --
                                                     ---------         ---------

     Cash Provided By (Used in) Financing
Activities                                             350,000           220,000
                                                     ---------         ---------

NET INCREASE (DECREASE) IN CASH                         37,922          (209,601)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD              227           257,899
                                                     ---------         ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                 38,149         $  48,298
                                                     =========         =========

CASH PAID FOR:

    Interest                                         $      --         $      --

    Taxes                                            $      --         $      --

NON-CASH FINANCING ACTIVITIES
    Common Stock Issued for Accrued
Expenses                                             $  14,597         $      --

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

RESTATEMENT
-----------

The financial statements for the quarter ended March 31, 2006 were restated to reflect the issues identified below.. Management and the board of directors concluded these restatements were necessary to reflect these changes.

At June 30, 2005, $31,382 of the amount included in prepaid expenses as an asset were related to the unamortized value of common stock issued for payment of prepaid services. This amount has been reclassified from an asset to the stockholders' equity section of the balance sheet.

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

ITEM 3- CONTROLS AND PROCEDURES

      In conjunction with this Report on Form 10-QSB/A and the certifications of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Report, found the disclosure controls and procedures to be effective. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Onthank. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in each report filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2006, there were no changes in our disclosure controls and procedures that have materially affected, or are reasonably likely to affect, our financial reporting.

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

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2006, we completed the private sale of 100,000 shares of Common Stock resulting in gross proceeds of $135,000, which will be used for general corporate purposes. In another private sale transaction which transpired after the quarter ending March 31, 2006, we sold 1,705,882 shares of our Common Stock for gross proceeds of $2,900,000, or $1.70 per share, which will be used to purchase additional royalty interests on other oil and gas concessions in Pakistan and for general corporate purposes. In the latter transaction, each investor received one warrant for each two shares of Common Stock purchased, or a total of 852, 941 warrants. The 852,941 warrants issued to the investors have a five-year term and provide for an exercise price of $1.70 per share. The warrants may be redeemed at the option of the Company if the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share for twenty consecutive trading days after registration of the underlying common stock for resale. We paid commissions to the placement agent equal to $174,000 plus 327,120 warrants to purchase Common Stock which have the same exercise and redemption terms as those warrants issued to the institutional investors. The Company is obligated to file a registration statement with the Securities and Exchange Commission within sixty (60) days and to use its best efforts to cause the registration statement to become effective within one hundred twenty (120) days. Should the Company fail to do so, then the Company shall pay a monthly cash penalty to the investors equal to one percent (1%) of the purchase price proceeds received by the Company for the Common Stock. In each of these transactions, the securities were offered and sold by the Company solely to accredited investors in reliance upon Section 506 of Regulation D of the Securities Act of 1933, as amended.

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


                                        THE AMERICAN ENERGY GROUP, LTD.
                                                (REGISTRANT)


                                        By: /s/ R. Pierce Onthank
                                            ------------------------------------
                                             R. Pierce Onthank
                                             President, Secretary,
                                             Chief Executive Officer and
                                             Chief Financial Officer


DATED:  August 3, 2006