Form 10KSB/A
period 2005-06-30
AMERICAN ENERGY GROUP LTD
filed 2006-10-10
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-KSB


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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  As of October 3, 2005, the number of Common shares outstanding was 27,139,584
                            -------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None
                         THE AMERICAN ENERGY GROUP, LTD.

                              Restated Form 10-KSB

      The financial statements for the year ended June 30, 2005 and 2004 were restated to reflect changes in the presentation of the financial statements and disclosures more fully discussed below:

            The financial statements and footnote disclosures included in the original filing reported the results of the consolidated statements of operations, consolidated statements of stockholder's equity and consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003. This amended Form 10-KSB reports the results of the consolidated statements of operations, consolidated statement of stockholder's equity and consolidated statements of cash flows for the years ended June 30, 2005 and 2004, only. Furthermore, on January 29, 2004, the American Energy Group, Ltd emerged from Chapter 11 bankruptcy and adopted the provision of fresh start reporting. As a result of the adoption of fresh start reporting, the consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder's equity have been restated to present the results of the reporting period separately for the period prior to emerging from bankruptcy and for the period after emerging from bankruptcy. The Company has also removed the financial statement disclosures which related to the year ended June 30, 2003 and for prior periods. The changes to these financial statements are on pages F-4 through F-20 on this amended filing.

            The restated financial statements also reflect the reclassification of $31,382 of previously reported prepaid expenses to the stockholder's equity section of the balance sheet. The restated balance sheet is on page F-4 of this amended filing.

            This Form 10-KSB/A also includes  revisions to clarify disclosure in
      Item 8A - Controls and Procedures on page 7.

            The corrections in the presentation of the financial statements discussed above did not result in an adjustment to the total net losses reported on our Form 10-KSB filed with the SEC on October 14, 2005 or our Form 10-KSB/A filed with the SEC on August 3, 2006.

                             INDEX TO FORM 10-KSB/A


PART 1                                                                             PAGE
Items 1and 2.  Business and Properties.......................................       1

Item 3.        Legal Proceedings.............................................       1

Item 4.        Submission of Matters to a Vote of Security Holders...........       2

PART II

Item 5.        Market For Common Equity and Related Stockholder Matters......       2

Item 6.        Management's Discussion and Analysis
               or Plan of Operation..........................................       3

Item 7.        Financial Statements..........................................     F-1

Item 8.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure......................................       5

Item 8A        Controls and Procedures.......................................       5

Item 8B        Other Information.............................................       5

PART III

Item 9         Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.............       6

Item 10.       Executive Compensation........................................       6

Item 11.       Security Ownership of Certain Beneficial Owners and Management
               And Related Stockholder Matters...............................       7

Item 12.       Certain Relationships and Related Transactions................       7

PART IV

Item 13.       Exhibits......................................................       7

Item 14.       Principal Accountant Fees and Services........................       7

SIGNATURES...................................................................       8

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


ITEM 8A-CONTROLS AND PROCEDURES


      In conjunction with this Annual Report on Form 10-KSB and the certification of the disclosures herein, the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedure. This review, which occurred as of June 30, 2005, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e) which occurred during the forth fiscal quarter that have materially affected or are reasonably likely to materially affect these controls over financial reporting.


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

                                     PART IV


ITEM 13-EXHIBITS


The following documents are filed as Exhibits to this report:


      Exhibit 31.1 -    Certification  by R.  Pierce  Onthank,  Chief  Executive
                        Officer and Principal Financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

      Exhibit 32.1 -    Certification  by R.  Pierce  Onthank,  Chief  Executive
                        Officer and Principal Financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).


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


                                    THE AMERICAN ENERGY GROUP, LTD.


                                    By: /s/ R. Pierce Onthank
                                        ----------------------------------------
                                        R. Pierce Onthank, President,
                                        Chief Executive Officer, Secretary,
                                        Director and Principal Financial Officer

DATED: October 10, 2006

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



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 13, 2005, except for notes 1, 2, 7, 8 & 9 dated July 5, 2006

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                        June 30,
                                                               --------------------------
                                                                Successor      Successor
                                                                  Entity         Entity
                                                                 Restated
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
                                                               ===========    ===========

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                    Restated            Restated              Restated
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
                                                   ============        ============        ============


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                        For the Year Ended June 30, 2005 (Successor Entity)
              And for the Period January 30, 2004 to June 30, 2004 (Successor Entity)
               And for the Period July 1, 2003 to January 29, 2004 (Predecessor Entity)

                                                                                Convertible Voting
                                                 Common Stock                     Preferred Stock
                                       -----------------------------     -----------------------------
                                          Shares           Amount           Shares           Amount
                                       ------------     ------------     ------------     ------------
Balance, June 30, 2003                   66,318,037     $     66,318           41,499     $         42

January 2004, reorganization
adjustment                              (66,318,037)         (66,318)         (41,499)             (42)

Net (loss) for the period ended
January 29, 2004                                 --               --               --               --
                                       ------------     ------------     ------------     ------------

Balance, January 29, 2004                        --               --               --               --
                                       ------------     ------------     ------------     ------------

January 2004, new shares issued
pursuant to bankruptcy settlement        18,898,518           18,899               --               --

February 2004, shares issued for
royalty interest at par value             1,500,000            1,500               --               --

February 2004, shares issued for
services at $0.03 per share               3,000,000            3,000               --               --

June 2004, shares issued for
convertible debt at $0.15 per share       1,300,000            1,300               --               --

Net (loss) for the period ended
June 30, 2004                                    --               --               --               --
                                       ------------     ------------     ------------     ------------

Balance, June 30, 2004                   24,698,518           24,699               --               --
                                       ------------     ------------     ------------     ------------

July 2004, new shares issued
for services at $0.10 per share             250,000              250               --               --

December 2004, new shares issued
for services at $0.32 per share              76,520               77               --               --

                                                        Restated       Restated    Restated
                                        Capital In
                                        Excess of       Accumulated    Prepaid
                                        Par Value          Deficit     Expense     Totals
                                       ------------     ------------   -------   ------------
Balance, June 30, 2003                 $ 37,763,777     $(43,206,577)       --   $ (5,376,440)

January 2004, reorganization
adjustment                              (36,728,088)      42,394,170        --      5,599,722

Net (loss) for the period ended
January 29, 2004                                 --         (663,681)       --       (663,681)
                                       ------------     ------------             ------------

Balance, January 29, 2004                 1,035,689       (1,476,088)       --       (440,399)
                                       ------------     ------------             ------------

January 2004, new shares issued
pursuant to bankruptcy settlement           (18,899)              --                       --

February 2004, shares issued for
royalty interest at par value                    --               --                    1,500

February 2004, shares issued for
services at $0.03 per share                  97,000               --                  100,000

June 2004, shares issued for
convertible debt at $0.15 per share         198,700               --                  200,000

Net (loss) for the period ended
June 30, 2004                                    --         (264,708)       --       (264,708)
                                       ------------     ------------             ------------

Balance, June 30, 2004                    1,312,490       (1,740,796)       --       (403,607)
                                       ------------     ------------             ------------

July 2004, new shares issued
for services at $0.10 per share              24,750               --                   25,000

December 2004, new shares issued
for services at $0.32 per share              24,923               --                   25,000

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                        For the Year Ended June 30, 2005 (Successor Entity)
              And for the Period January 30, 2004 to June 30, 2004 (Successor Entity)
               And for the Period July 1, 2003 to January 29, 2004 (Predecessor Entity)

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
                                       ===========    ===========    ===========    ===========

                                                        Restated      Restated     Restated
                                       Capital In
                                        Excess of      Accumulated    Prepaid
                                        Par Value        Deficit      Expense       Totals
                                       -----------     -----------               -----------
December 2004, shares issued for
convertible debt at $0.20 per share        384,564              --                   386,496


March 2005, new shares issued
for services at $1.25 per share             32,474              --                    32,500

March 2005, new shares issued
pursuant to bankruptcy settlement              (36)             --                        --


June 2005, new shares issued
for services at $0.33, $1.05,
$1.12, $2.08 & $1.80 per share              81,380              --                    81,500


Expenses prepaid with
  Common stock                                  --              --     (31,382)      (31,382)

Net (loss) for the year ended
June 30, 2005                                   --        (706,670)                 (706,670)
                                       -----------     -----------               -----------

Balance, June 30, 2005                 $ 1,860,545     $(2,447,466)  $(31,382)   $  (591,163)
                                       ===========     ===========               ===========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                              Restated             Restated               Restated
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
                                                               ===========         ===========         ===========


                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                              Restated              Restated             Restated
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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 1 - Organization and Summary of Significant Accounting Policies (continued)


      h. Basic Loss Per Share of Common Stock


                                    Restated            Restated             Restated
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

                THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2005 and 2004

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

      The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:


                                                       Restated             Restated            Restated
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
                                                    ==============      ==============      ==============


      Deferred tax assets are comprised of the following:

                                                       Restated             Restated            Restated
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
                                                    ==============      ==============      ==============


Note 2 - Oil and Gas Properties


      As described in Note 1, as of June 30, 2005 and 2004, the Company had one remaining lease for oil and gas properties located in Southeast Texas.


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


                                             Restated      Restated      Restated
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


                                              Restated         Restated           Restated
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