Form 10QSB/A
period 2005-09-30
AMERICAN ENERGY GROUP LTD
filed 2006-10-10
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____________ to _______________

Commission file number: 0-26402

THE AMERICAN ENERGY GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Gorham Island
Suite 303
Westport, Connecticut	06880
(Address of principal executive offices)	(Zip code)

203-222-7315
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2005, the number of Common shares outstanding was 27,139,584

Transitional Small Business Issuer Format (Check one) Yes ☐ No ☒

Restated Form 10-QSB

This Form 10-QSB/A reflects the effect of restating $31,382 of prepaid expenses originally reported as current assets to stockholder’s equity on the June 30, 2005 comparative balance sheet.

The restated financial statements reflect the reclassification of $21,815 of previously reported prepaid expenses to the stockholder’s equity section of the balance sheet. The restated balance sheet is on page 3 of this amended filing. The restated financial statements also reflect the reclassification of depreciation expense on the consolidated statement of operations on page 4 of this amended filing.

This Form 10-QSB/A also includes revisions to clarify disclosure in Item 3 - Controls and Procedures on page 9.

The corrections in the presentation of the financial statements discussed above did not result in an adjustment to the total net losses reported on our Form 10-QSB filed with the SEC on November 14, 2005.

* * * * * * *

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	June 30, 2005 (Audited)
ASSETS
Current Assets
Cash	$2,763	$227
Prepaid expenses	20,000	60,178
Total Current Assets	22,763	60,405
Property and Equipment
Office equipment	3,286	3,286
Accumulated deprecation	(411)	(246)
Total Property and Equipment	2,875	3,040
Total Assets	$25,638	$63,445
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$56,182	$17,632
Accrued liabilities	33,281	35,209
Convertible debt	-	25,000
Current portion of long term debt	292,000	292,000
Total Current Liabilities	381,463	369,841
Liabilities Subject to Compromise
Pre-petition trade accounts payable	238,588	238,588
Pre-petition accrued liabilities	45,500	45,500
Current portion of capital lease obligations	679	679
Total Liabilities Subject to Compromise	284,767	284,767
Total Liabilities	666,230	654,608
Shareholders' Equity
Common stock, par value $.001
per share, authorized: 80,000,000
shares, issued and outstanding:
At June 30, 2005: 27,139,584 shares
At September 30, 2005: 27,139,584 shares Expenses prepaid with common stock	27,140 (21,815)	27,140 (31,382)
Capital in excess of par value	2,079,259	1,860,545
Accumulated deficit	(2,725,176)	(2,447,466)
Net Shareholders' Equity	(640,592)	(591,163)
Total Liabilities and Shareholders' Equity	$25,638	$63,445

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005 (Unaudited)	Three Months Ended September 30, 2004 (Unaudited)
REVENUES	$-	$
OTHER EXPENSES
Legal and professional fees	63,967		41,154
Administrative salaries	93,000		90,000
Office overhead expense Depreciation expense	4,990 164		12,773 -
General and administrative expense	109,517		12,836
Total Other Expenses	271,638		156,763
NET OPERATING PROFIT (LOSS)	(271,638)		(156,763)
OTHER INCOME (EXPENSE)
Interest expense	(6,072)		(4,275)

Net Other Income (Expenses)	(6,072)		(4,275)
NET INCOME (LOSS) BEFORE TAX	(277,710)		(161,038)
Federal Income Tax	-		-
NET INCOME (LOSS) FOR PERIOD	$(277,710)		$(161,038)
EARNINGS (LOSS) PER SHARE	$(0.01)		$(0.01)

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2005 (Unaudited)	Three months ended September 30, 2004 (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(277,710)	$(161,038)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization Warrant expense	165 88,714	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	49,745	(5,000)
Increase (decrease) in accounts payable	38,550	15,500
Increase (decrease) in accrued expenses and
other current liabilities	(1,928)	(3,927)
Cash Provided by (Used in) Operating Activities	(102,464)	(154,465)
Cash Flows from Financing Activities:
Proceeds from the issuance of warrants	105,000	-
Cash Provided By (Used in) Financing Activities	105,000	-
Net Increase (Decrease) in Cash	2,536	(154,465)
Cash and Cash Equivalents Beginning of Period	227	257,899
Cash and Cash Equivalents End of Period	$2,763	$103,434

Notes to the Consolidated Financial Statements
September 30, 2005

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

RESTATEMENT

The financial statements for the quarter ended September 30, 2005 were restated to reflect the changes identified below. Management and the Board of Directors concluded these restatements were necessary to reflect the changes described below.

At September 30, 2005, $21,815 of the amount included in prepaid expenses as an asset were related to the unamortized value of common stock issued for payment of prepaid services. This amount has been reclassified from an asset to the stockholders’ equity section of the balance sheet. The restated financial statements also include the reclassification of $164 of depreciation expense on the consolidated statement of operations.

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

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend” and similar words and expressions. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	The future results of drilling individual wells and other exploration and development activities;
•	Future variations in well performance as compared to initial test data;
•	Future events that may result in the need for additional capital;
•	Fluctuations in prices for oil and gas;
•	Future drilling and other exploration schedules and sequences for various wells and other activities;
•	Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
•	Our future ability to raise necessary operating capital.

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

Overview

Prior to the Company’s bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan overriding royalty interest and our Galveston, Texas interests and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business.

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

Our prior operating company, The American Energy Operating Corp. (“AEOC”) did not participate in our 2002 bankruptcy proceedings and, therefore, its accounts payable and accrued liabilities were carried on our books post-bankruptcy, despite the total inactivation of the subsidiary. On April 14, 2005, Chapter 7 bankruptcy proceedings were initiated for The American Energy Operating Corp. in the Southern District of Texas with the intended purpose of liquidating this inactive subsidiary and eliminating these liabilities from the books of the Company. These bankruptcy proceedings are still pending.

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

During the quarter ended September 30, we raised an additional $105,000 through the placement with private parties of 210,000 warrants to purchase our Common Stock. The warrants have a three year term and provide for the purchase of the stock during the term, if exercised, at a price of $1.50 per share as to 160,000 warrants, and a price of $1.75 per share as to 50,000 warrants. As a result of these warrant issuances, the Company recognized an expense in the amount of $88,714 during the quarter ended September 30, 2005. Also subsequent to the quarter ending September 30, we obtained a commitment from an existing shareholder to purchase 122,222 Common shares at $0.90 per share, or a total of $110,000. We anticipate that the capital obtained from these private loan and sale transactions will provide sufficient working capital through early calendar 2006. If the gas sales from Haseeb No. 1 begin in 2006 as expected, we expect to rely upon actual production revenues for future working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs.

Business Strategy and Prospects

We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company’s debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty-seven million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the quarter ended June 30, 2005 will likewise provide a means of compensating key consultants in the coming months.

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

Pakistan Overriding Royalty

The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”. While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well and the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. We have likewise announced that Hycarbex-American Energy, Inc. intends to drill two wells in January, 2006. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues are expected to be used by the Company for further investment in other revenue generating assets or business activities.

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

Galveston County, Texas Leases

In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an “after-payout” 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We succeeded to the interests of Luck Petroleum Corporation as a result of the 1997 purchase from the bankruptcy trustee. With regard to the mid-range zones, our research to date has given rise to the belief that “payout” has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy. If we are correct, then we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. Smith Energy has disputed our contentions and thus such rights, if any, are likely only to be established in litigation or a negotiated settlement.

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

ITEM 3- CONTROLS AND PROCEDURES

In conjunction with this Report on Form 10-QSB/A and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures. This review, which occurred as of September 30, 2005, found the disclosure controls and procedures to be effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

During the period ended June 30, 2004, The American Energy Operating Corp. (“AEOC”), the inactive former operating subsidiary of the Company, which has been inactive since the producing Texas oil and gas leases were foreclosed in 2003, received notice from the enforcement division of the Railroad Commission of Texas that three (3) abandoned wells in the North Dayton Field previously operated by AEOC many years ago are required to be plugged in accordance with Commission procedures and rules. The Company is not a party to these proceedings. The plugging costs are estimated at less than $50,000 based upon estimates made by the Railroad Commission, but could be potentially higher depending upon subsurface conditions. These uncertain plugging costs, together with the high liabilities previously carried on the Company’s books related to AEOC’s prior operations, formed the basis for AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings do not involve the Company. AEOC’s bankruptcy is pending, but an ultimate discharge of AEOC may not eliminate the plugging responsibility assigned by the State of Texas to AEOC based upon federal bankruptcy statutory exclusions related to environmental matters. If not eliminated by the ultimate discharge, the State of Texas could, in its discretion, seek enforcement of the plugging responsibilities against AEOC.

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

ITEM 5-OTHER INFORMATION

None.

ITEM 6-EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive Officer, Principal Financial Officer and Director

DATED: October 10, 2006