Form 10QSB/A
period 2005-12-31
AMERICAN ENERGY GROUP LTD
filed 2006-10-10
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-QSB


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

                              Restated Form 10-QSB

      This Form 10-QSB/A reflects the effect of restating $31,382 of prepaid expenses originally reported as current assets to stockholder's equity on the June 30, 2005 comparative balance sheet.

      The restated financial statements reflect the reclassification of $108,526 of previously reported prepaid expenses to the stockholder's equity section of the balance sheet. The restated balance sheet is on page 3 of this amended filing.

      This Form 10-QSB/A also includes revisions to clarify disclosure in Item 3
- Controls and Procedures on page 10.

      The corrections in the presentation of the financial statements discussed above did not result in an adjustment to the total net losses reported on our Form 10-QSB filed with the SEC on February 14, 2006.

                                   * * * * * *


                         THE AMERICAN ENERGY GROUP, LTD.
                             INDEX TO FORM 10-QSB/A

PART I-FINANCIAL INFORMATION                                               PAGE

Item 1.    Financial Statements ............................................  3

Item 2.    Management's Discussion and Analysis
           or Plan of Operation.............................................  7

Item 3.    Controls and Procedures.......................................... 10

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 10

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...... 11

Item 3.    Defaults Upon Senior Securities.................................. 11

Item 4.    Submission of Matters to a Vote of Security Holders.............. 11

Item 5.    Other Information................................................ 11

Item 6.    Exhibits ........................................................ 11

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

ITEM 3- CONTROLS AND PROCEDURES


      In conjunction with this Report on Form 10-QSB/A and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures. This review, which occurred as of December 31, 2005, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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


                             THE AMERICAN ENERGY GROUP, LTD.
                                    (REGISTRANT)

                             By:/s/ R. Pierce Onthank
                                ---------------------
                             R. Pierce Onthank, President, Secretary,
                             Chief Executive Officer and
                             Principal Financial Officer

DATED: October 10, 2006