Form 10QSB/A
period 2006-03-31
AMERICAN ENERGY GROUP LTD
filed 2006-10-11
CIK 843212

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

      This Form 10-QSB/A also revisions to clarify disclosure in Item 3-Controls and Procedures on page 9.

      The corrections in the presentation of the financial statements discussed above did not result in an adjustment to the total net losses reported on our Form 10-QSB filed with the SEC on May 19, 2006.

                                   * * * * * *



                         THE AMERICAN ENERGY GROUP, LTD.
                             INDEX TO FORM 10-QSB/A

PART I-FINANCIAL INFORMATION                                                   PAGE
Item 1.    Financial Statements ..........................................      3

Item 2.    Management's Discussion and Analysis
           or Plan of Operation...........................................      6

Item 3.    Controls and Procedures.......................................       9

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings..............................................      10

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....      10

Item 3.    Defaults Upon Senior Securities................................      10

Item 4.    Submission of Matters to a Vote of Security Holders............      10

Item 5.    Other Information..............................................      11

Item 6.    Exhibits ......................................................      11

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

RESTATEMENT
-----------


The financial statements for the quarter ended March 31, 2006 were restated to reflect the issues identified below. Management and the board of directors concluded these restatements were necessary to reflect these changes.


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

ITEM 3- CONTROLS AND PROCEDURES


      In conjunction with this Report on Form 10-QSB/A and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, PersonNamePierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures. This review, which occurred as of March 31, 2006, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.


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



                                        THE AMERICAN ENERGY GROUP, LTD.


                                        By: /s/ R. Pierce Onthank
                                            ------------------------------------
                                             R. Pierce Onthank
                                             President, Secretary,
                                             Chief Executive Officer and
                                             Principal Financial Officer

DATED:  October 10, 2006