Form 10KSB/A
period 2005-06-30
AMERICAN ENERGY GROUP LTD
filed 2006-10-12
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 3 TO FORM 10-KSB

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  As of October 3, 2005, the number of Common shares outstanding was 27,139,584
                            -------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None
                         THE AMERICAN ENERGY GROUP, LTD.

                                   Form 10-KSB
                                 Amendment No. 3

      This amendment to our Form 10-KSB is made solely to correct the Signatures on page 8 and to clarify that the Company does not have any standing committees.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE AMERICAN ENERGY GROUP, LTD.

DATED: October 12, 2006         By: /s/ R. Pierce Onthank
                                    --------------------------------------------
                                        R. Pierce Onthank, President,
                                        Chief Executive Officer,
                                        Secretary, Director and
                                        Principal Financial Officer


DATED: October 12, 2006         By: /s/ Dr. Iftihhar Zahid
                                    --------------------------------------------
                                        Dr. Iftikhar Zahid, Director


DATED: October 12, 2006         By: /s/ Karl Welser
                                    --------------------------------------------
                                        Karl Welser, Director

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