Form 10KSB
period 2006-06-30
AMERICAN ENERGY GROUP LTD
filed 2006-10-13
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
   FOR FISCAL YEAR ENDED JUNE 30, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number: 0-26402

THE AMERICAN ENERGY GROUP, LTD.
(Name of small business issuer in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1Gorham Island, Suite 303
Westport, Connecticut	06880
(Address of principal executive offices)	(Zip code)

(Issuer’s telephone number 203-222-7315)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☒

The issuer had no revenues for the year ended June 30, 2006.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 3, 2006, was $23,897,997.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 3, 2006, the number of Common shares outstanding was 29,867,705

DOCUMENTS INCORPORATED BY REFERENCE - None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEM 1 - BUSINESS

Overview—Post-Bankruptcy
Until our 2002 bankruptcy filing, we were an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan. We emerged from bankruptcy in January 2004 with two assets, an 18% gross overriding royalty in the Yasin Concession in Pakistan, and a working interest in two oil and gas leases in Galveston County, Texas. While the bankruptcy proceedings were pending, our producing oil and gas leases in Fort Bend County, Texas were foreclosed by a secured lender. Our non-producing Galveston County, Texas oil and gas lease rights were not affected by the foreclosure. In November 2003, we sold the capital stock of our then existing subsidiary, Hycarbex, which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey (“Hydro Tur”). We retained an 18.0% overriding royalty interest in the production which may be derived in the future from drilling operations. We emerged from bankruptcy in January 2004 with these two assets intact and with our sole business being the maintenance and management of these assets

Acquisition of the Original Pakistan Concession and the 18% Royalty Interest in the Yasin Concession

In April 1995, our wholly owned subsidiary at the time, Hycarbex-American Energy, Inc., acquired an exploration license for the Jacobabad (2768-4) Block in the Sindh Province of the Middle Indus Basin of Pakistan, approximately 230 miles northeast of the port city of Karachi. At that time, our assets and the assets of our subsidiaries included both North American and Pakistan development properties. Original exploration efforts on the Jacobabad Block indicated the presence of commercially viable natural gas in the area, but a commercial well was not achieved. On August 11, 2001, Hycarbex was awarded a new exploration license on the Yasin (2768-7) Block. Hycarbex was, at the time, required to relinquish some of its Jacobabad Concession acreage (the “Concession”). Due to management’s belief that the acreage held great potential based upon geologic analysis and gas shows which appeared in the drilling of the Jacobabad wells, Hycarbex negotiated a simultaneous surrender of some of the Jacobabad acreage while retaining the desired acreage as part of the new Yasin Concession. As indicated below, in the latter stages of our bankruptcy proceedings, we sold all of the stock of our Hycarbex subsidiary to Hydro Tur and received an 18% gross royalty in the future production of the Yasin Concession.

Galveston County, Texas Assets

In June 1997, we purchased the interests of Luck Petroleum Corporation (“Luck”) in two oil and gas leases in Galveston County, Texas. The leases are situated in an area of the Texas Gulf Coast which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck assigned these mid-range zones to Smith Energy, reserving for itself an “after-payout” 15% back-in working interest. Luck also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being entirely reserved to Luck, except for a small overriding royalty in the deep zones which was also conveyed to Smith Energy. We succeeded to the interests of Luck free of liens and encumbrances as a result of the 1997 purchase. With regard to the mid-range zones, once “payout” has occurred, as defined in the 1986 conveyance by Luck to Smith Energy, we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. The leases also include deep zones under the leases which were acquired from Luck in which we own 100% of the working interest. Based upon research by management, these zones have development potential.

We previously notified Smith Energy of our claim that the 15% interest in the mid-range zones had matured and filed a bankruptcy proceeding against Smith Energy to obtain an accounting. Smith Energy contested this assertion resulting in a dispute over relative rights of the parties. We dismissed the suit in the bankruptcy court with the intention of pursuing civil litigation against Smith Energy in the Texas state court system. However, on April 14, 2006, we entered into a Compromise Settlement Agreement with Smith Energy and Howard A. Smith, fully resolving the dispute without the need for further litigation. Under the settlement terms, we have agreed to relinquish our 15% back in interest in the mid-range zones in exchange for Smith Energy’s overriding royalties in the deep zones, access to Smith Energy’s existing high quality 3D seismic data covering the leases, and a stipulation by Smith Energy that we can operate all wells drilled by us or our agents in the deep zones and, where needed, utilize existing Smith Energy roads, water injection wells, and other facilities.

Our management is exploring the various opportunities to realize value from these deep rights, including potential farmout or sale. The best course for these assets has not been determined, but the leases are held in force by third party production and, therefore, do not require development of these rights by a certain date. Management believes that continued research, including seismic analysis, and negotiations toward development of these assets with investment capital or a strategic partner will maximize the value of these leases in a manner which best suits our goals and cash flow positions.

Bankruptcy Proceedings and Sale of Hycarbex Subsidiary

On June 28, 2002, involuntary bankruptcy proceedings were initiated against us in the Southern District of Texas, which were converted to Chapter 11 debtor-in-possession proceedings in December 2002. In the first quarter of 2003, our primary secured lender obtained the approval of the Bankruptcy Court to foreclose all of the Texas-based oil and gas leases except the leases in Galveston County, Texas. At the time, the status of the exploration license for the Yasin Concession was also under close governmental scrutiny due to the financial and continuous drilling requirements imposed under the terms of the license by the Pakistan Government. In November 2003, after management concluded negotiations with several interested prospective purchasers, we reached an agreement with Hydro Tur to sell to Hydro Tur all of our interest in our then-existing subsidiary, Hycarbex-American Energy, Inc. Hydro Tur was selected as the purchaser due to its strong financial background, its commitment to implement a multiple well development of the Yasin Concession and its willingness to assign to us an 18% gross royalty on oil and gas production from all acreage in the concession for as long as the concession exists.

Pursuant to our Second Amended Plan of Reorganization which was approved by the Bankruptcy Court on September 3, 2003, all outstanding shares of common and preferred stock were cancelled and the issuance of new shares of common stock to the bankruptcy creditors was authorized by the Court. We emerged from bankruptcy in January 2004 with new management, virtually debt-free, and with our outstanding common stock reduced to almost one third of pre-bankruptcy level. We emerged from bankruptcy as a restructured company, focused upon acquiring and developing new oil and gas-based projects through prudent management of our two assets, the 18% royalty interest in the Yasin Concession in Pakistan and our working interests in our oil and gas leases in Galveston County, Texas.

American Energy Operating Corp.

Our 2002 bankruptcy proceedings did not include our inactive subsidiary, American Energy Operating Corp. (“AEOC”), our operating subsidiary which became inactive after certain producing oil and gas leases in Fort Bend County, Texas were foreclosed by the first lien creditor in early 2003. However, at the time of the initiation of our bankruptcy proceedings, AEOC carried on its books in excess of $250,000 in operating liabilities related to its operations on these oil and gas leases in Fort Bend County, Texas. In 2003, AEOC received notice from the enforcement division of the Railroad Commission of Texas (“Railroad Commission”) that three (3) abandoned wells in the North Dayton Field previously operated by AEOC several years prior to 2003 were required to be plugged in accordance with Railroad Commission procedures and rules. We were not made a party to the proceedings by the Railroad Commission to enforce the plugging obligations. At that time, the plugging costs were estimated at less than $50,000 based upon estimates made by the Railroad Commission. These uncertain plugging costs, including potential daily penalties for non-compliance by AEOC, together with the high liabilities previously carried on our books related to AEOC’s prior operations, formed the basis for us to cause AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings did not involve the Company. In January 2006, the Railroad Commission of Texas plugged the three wells with State of Texas funds and thereafter demanded from AEOC reimbursement of the costs from AEOC based upon federal bankruptcy statutory exclusions to discharge in bankruptcy related to environmental matters. In July, 2006, these bankruptcy proceedings were closed by the acting Trustee. The closure of the proceedings did not eliminate the plugging responsibility assigned by the State of Texas to AEOC due to these statutory exclusions. In order to resolve the liability of AEOC and to avoid potential claims against the former officers of AEOC, on July 28, 2006, we agreed to a settlement with the Railroad Commission under which $57,701.21 will be paid by us to the Railroad Commission of Texas in equal installments over eighteen months beginning August 28, 2006. (See also, “Legal Proceedings” herein).

Pakistan Activities and Additional Opportunities

Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles). Most of this area remains virgin and unexplored as current cumulative drilling efforts total one exploratory well for every 1,370 square kilometers (529 square miles). According to the Ministry of Petroleum and Natural Resources (“MPNR”), cumulative drilling within Pakistan has resulted in a very encouraging success ratio of 1:3.5 based upon 177 commercial discoveries out of 620 wells drilled. The MPNR estimates Pakistan’s current potential at 27 billion barrels of oil and 282 trillion cubic feet of gas. Since approximately 884 million barrels of oil and 52 trillion cubic feet of gas have been allocated to new discoveries, there are many undeveloped regions holding these estimated but untapped reserves. The Pakistani government’s current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities for us to acquire exploration rights in these undeveloped areas.

Relevant Features of Pakistan Oil and Gas Laws

In Pakistan, exploration licenses are awarded directly by the office of the President. Under the current rules, the term of each concession is twenty five (25) years with the opportunity for a five (year) extension. The rules are silent as to extensions beyond 30 years, but recent aggressive efforts by the government to privatize the oil and gas industry have resulted in requests from potential private bidders to clarify the possibility of additional extensions if wells continue to produce. At the time of a concession award, the recipient is awarded a 95% working interest and the remaining 5% is awarded to the government-owned Government Holdings (Private) Limited (“GHPL”). A twelve and one half percent (12.5%) royalty is also retained by the government of Pakistan. The 5% working interest held by GHPL is a “carried interest” and thus does not share in the costs of drilling and completion of the wells. Production profits and gains (as determined by a 1979 Income Tax Ordinance) are subject to a forty percent (40%) income tax. The working interest owners (other than GHPL) are also required to pay the President a production bonus should the production achieve certain milestones. A bonus of $500,000 is the first threshold at commencement of Commercial Production, then $1,000,000 upon achieving 30 million barrels of oil equivalent (“BPOE”), then $1,500,000 upon achieving 60 million BPOE, then $3,000,000 upon achieving 80 million BPOE and finally $5,000,000 upon achieving 100 million BPOE. Under the concession agreement, the production bonuses are required to be expended upon infrastructure in the area. The term “Commercial Production” is defined as production of petroleum from a Commercial Discovery which ensures at least the recovery of all expenses attributable to the discovery within a reasonable time and the earning of a reasonable profit. The term Commercial Discovery refers to a discovery well which is declared by the operator, then verified by an appraisal well, with the concurrence of the Operating Committee and the government, and which would justify economic development. If the operator believes that an appraisal well is not justified, then the working interest owners have the right to seek Commercial Discovery status on a one-well basis. At such time as the operator achieves a Commercial Discovery, GHPL has the right to increase its 5% working interest up to a maximum of 25% in the discovery area by reimbursing to the operator out of GHPL’s share of production 5% of the costs of drilling and completion. Thereafter, GHPL must pay its proportionate share of all development costs. In the last several years, the government of Pakistan has not exercised its rights to increase its working interest when Commercial Discoveries occurred, but the option to do so is nevertheless included within each concession agreement.

The concession agreements contain acreage relinquishment provisions which require relinquishment of 20% of the undeveloped acreage at the end of the initial term of the license and an additional 30% of the undeveloped acreage at the end of the second renewal period. The area surrounding producing wells may be retained, as determined by the government at the time of relinquishment. However, there is no relinquishment requirement if upon the Commercial Discovery, the operator applies for and is granted a “Lease”. Such an application for Lease must be accompanied by a development plan disclosing how the operator intends to develop the acreage, equip the wells, and transport the resulting production. The Lease has a duration equivalent to the duration of the license.

Under the current rules, working interests can be transferred with the approval of the Government. For example, in January 2005, Hycarbex transferred a ten percent (10%) working interest to Techno Petroleum (Private) Limited. There is, however, no existing registry for a non-cost bearing royalty carved from the working interest and transferred to a private party. Contracts which create such interests are legal and enforceable in Pakistan, just as in United States’ venues, under the Pakistan law titled: Specific Relief Act of 1887. Like royalties in the United States, the royalty assigned to us is free of the costs of development and exploration and thus does not have the financial exposure associated with a working interest. However, title to the royalty interest is not registered similar to an interest in real estate as it would be in the United States. An overriding royalty interest in Pakistan is dependent upon the viability of the concession to continue in force. Therefore, forfeiture or surrender of the concession will result in elimination of the overriding royalty.

Gas Pricing in Pakistan

The Oil and Gas Regulatory Authority (“OGRA”) is the agency with jurisdiction over wellhead and consumer gas pricing. According to the OGRA, the pricing is directly linked to the international prices for crude oil and furnace oil. Prices are based upon a baseline of 1,000 British Thermal Units (“BTU”). If the gas which is sold has a BTU content which is less than or greater than 1,000 BTUs, the negotiated price is proportionately decreased or increased, respectively. Currently, there is a ceiling price of $36 per barrel (and $2.65 per MBTU) for purposes of determining the gas prices, even if the international oil prices are higher per barrel, as they are currently. However, we believe the government is rapidly moving toward international pricing which would take the prices to higher levels in conformity with regional prices for gas. The gas prices for each producing concession are published by the OGRA.

Early Drilling Efforts on Concession Acreage

In the 1950’s, Burmah Oil Company (predecessor to Pakistan Petroleum Ltd. (“PPL”)) drilled two wells on concession acreage to just over 5,800 feet, each of which indicated gas and oil. In the 1970’s, Amoco Oil drilled a 15,000 foot well which also demonstrated gas and oil. The seismic database acquired in 1995 with the original Jacobabad Concession was extremely limited, consisting of only a few old Amoco vibroseis lines. In 1997, Hycarbex shot 262 km of new 2-D date and acquired the P9222 2-D line running north-south, just outside the eastern boundary of the concession and this data was processed. The remaining Amoco vibroseis data and all the remaining ODGC 2-D lines (approximately 600 km) were not processed when acquired. Hycarbex originally drilled four exploratory wells on the Jacobabad concession. The first well was drilled in 1998 to a depth sufficient to test the primary producing zone in the region. This well found natural gas in several zones and a drill stem test confirmed the presence of high-quality gas before operations were suspended. At the time, equipment available on the well site was inadequate to deal with downhole problems. We believe that this well could be redrilled. The second well, drilled in a different portion of the concession, encountered mechanical problems and did not reach sufficient depth to test any targeted formations. The third well encountered large quantities of hydrogen sulfide and carbon dioxide, which appeared to be confined to a relatively small area around the wellbore. In July 2000, approximately 40km of new seismic was shot and processed, but the acreage comprising the concession was so vast that early drillsite selection still involved some degree of speculation. In 2001, Hycarbex drilled its fourth well which likewise indicated natural gas in the Sui Main and upper Chiltan formations, but did not result in a commercial completion.

The Haseeb No. 1 Well

The Haseeb No. 1 Well was drilled on the Yasin Concession by the Polish Oil and Gas Company for Hycarbex during March and April 2005 to a total depth of 4,945 feet (1,507 meters). The well is located approximately 9 miles from the Hassan No. 1 well drilled by PPL and 5.6 miles from the City of Shikapur in the Sindh Province. Open hole logs performed on the well demonstrated gas shows from 3,543 feet to 3,688 feet and a net pay thickness of 82 feet. The drill stem test conducted over a short duration on a one-half inch choke indicated a production rate form the Sui Main Limestone equivalent to approximately 7.3 MM cubic feet of 805 BTU gas per day. The gas was tested for carbon dioxide and water content and was found to have low levels of each, indicating a likelihood that processing will not be required prior to pipeline transmission.

In the fall of 2005, Hycarbex completed the acidization of the Haseeb No. 1. Post-treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day. Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi.

The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. We expect to connect the Haseeb No. 1 Well to the pipeline in the first quarter of 2007.

Hycarbex and its development partner, Techno Petroleum (Pvt) Limited

Hycarbex (our former subsidiary) is the operator of the Yasin Concession and has been active in Pakistan since 1995. Hycarbex has expended over $20,000,000 in Pakistan in the drilling of five (5) exploration wells, and in generating 700 kilometers (435 miles) of high resolution 2D seismic data. Hycarbex employs 12 experienced technical, financial and energy professionals as its professional operations team. In January, 2005, Techno Petroleum (Pvt) Limited (“Techno”) acquired ten percent (10%) of the Yasin Concession from Hycarbex with the approval of the Pakistan government. Techno is headquartered in Islamabad Pakistan and is a subsidiary of Techno Engineering Services (Private) Limited (“Techno Engineering”) a large engineering and construction concern. Techno Engineering recently constructed a 500 mile, 26 inch diameter, white oil pipeline from Karachi to Mahmood Kot in cooperation with China Petroleum Engineering & Construction Corporation at an approximate cost of $400,000,000.

The efforts by Hycarbex to substantially expand the seismic database in 2004 and 2005 resulted in several miles of additional seismic being shot on the concession. Currently, Hycarbex has captured approximately 700 kilometers (435 miles) of high resolution 2D seismic raw data. This seismic raw data has been processed with the old seismic data using current techniques and has been analyzed by highly experienced geophysicists. The results have not only verified geologic structures with closure and high likelihood of gas productivity, but have also delineated drillsite locations which are likely to enhance drilling success. The technical staff at Hycarbex has identified at least ten (10) areas to date which are recommended for drilling.

The Al-Ali No. 1 Well

Hycarbex commenced the Al-Ali No. 1 Well on the Yasin Concession on or about April 30, 2006. The well is being drilled by Oil & Gas Exploration Company Krakow Limited Poland, which also drilled the Haseeb No. 1 Well. The target Sui Main Limestone is expected to be encountered at 3,789 feet (1,155 kilometers) and the total depth is expected to be 5,577 feet (1,700 kilometers). The drillsite was selected using seismic data obtained by Hycarbex in the latter part of 2005 showing a 4-way closure for the target structure. The drilling of Al-Ali #1 Well as an exploratory well was undertaken to fulfill the work obligations for the third contract year under the Concession License. While gas shows were encountered during drilling, the gas volumes, on preliminary analysis, did not appear to be commercially viable. The well has been temporarily closed according to industry practices by placing plugs and releasing the rig. The drilling data is being studied by Hycarbex, together with a review of the logging data by Schlumberger Oilfield Services, in order to determine if further operations would likely yield commercial volumes of gas.

Other Factors Affecting Pakistan Exploration Opportunities

With regard to Pakistan in-country opportunities, experts view Pakistan as a country with realistic potential for the discovery of large oil and gas reserves. Previously perceived as containing far less oil and gas potential than the Arabian Peninsula countries, Pakistan has never received the extensive exploration efforts required to fully explore the vast and numerous structures warranting such attention. However, in recent years, a significant number of well known international oil and gas operators have moved into Pakistan, and their efforts have met with a high degree of success. These operators include BP Amoco and Premier from the United Kingdom, BHP from Australia, China Oil from China, OMV from Austria, Petronas from Malasia, MOL from Hungary and Shell Oil from the Netherlands. A number of new commercial discoveries have been announced in recent years. There is also geological data which suggests nearly identical structures with those of the Arabian Peninsula. Of the comparatively few (620) exploratory wells drilled, an above-average number have succeeded (177), [i.e. a ratio of 1:3.5] and this degree of success supports the position that Pakistan is a good location in which to focus exploration efforts.

The MPNR openly states in its website that the agency felt an urgent need to move toward a more liberalized and deregulated framework, with the government limiting its role to policy formulation and implementation. In its website under the section “Strategy to Achieve Mission”, the Ministry states that its strategies will include deregulation, liberalization and privatization of oil, gas and mineral sectors.

Exploration and production opportunities in Pakistan are attractive for a number of additional reasons. One such reason is high demand relative to the available supply. Domestic demand for natural gas greatly exceeds supply in Pakistan, and is expected to continue to do so for the foreseeable future. Pakistan is undergoing rapid economic growth with per capita energy consumption of 30,000,000 BTU, as compared with United States’ per capita use of 400,000,000 BTU. This supply will need to increase at a minimum rate of 8% per annum. Energy represents 33% of Pakistani imports and the country currently imports approximately 86% of the oil it consumes, all at a staggering cost of $10-15 million dollars per day. Current projections indicate a critical energy shortage by 2010.

In 2001, the Pakistan government launched a new Petroleum Exploration and Production Policy which offers efficient procedures complimented by a liberal policy framework for obtaining and developing concessions. The concessions are awarded by an open and fair bidding process which does not exempt the state-owned oil companies. Operators conduct regular meetings with ministry officials but the regulatory involvement is relaxed and on a par with international standards. The licenses are granted directly by the President of Pakistan through his oil ministry officials. Foreign investors are permitted unrestricted expatriation of funds, including profits. The sales markets are unregulated and producers may sell to state marketing organizations or third parties. Current efforts are underway to get the market prices on a par with international prices. Energy Information Administration (EIA) reports, and Pakistani sources confirm, that future commercial discoveries will have a ready market at favorable pricing. Imports of goods, including vehicles and equipment is also simplistic, with no tariffs.

Pakistan sits in a strategic location geographically. The Republic of China has been aggressive in identifying potential sources of energy, including Pakistan, to fuel its exploding industrial economy. Several extremely large pipeline projects are in the planning stages. The World Bank compares Pakistan’s economic energy intensity per GDP to its neighbors, China and India and rates Pakistan as the third fastest growing economy. Natural resources often provide a developing country with a significant portion of its hard currency reserves and therefore contribute to economic development in a material fashion. Pakistan’s government has demonstrated a strong commitment to economic development and is working cooperatively with the oil and gas industry to further this agenda. These cooperative efforts will accelerate foreign investment in Pakistan, accelerate the development of additional oil and gas reserves, and reduce Pakistan’s dependency upon imported sources of energy. Private investment is highly regarded as evidenced by the current efforts of Pakistan Petroleum Limited (PPL), which is state owned, to sell 51 percent of the company and to transfer management control to a strategic investor. (See discussion below regarding proposed changes to exploration rules to lengthen the terms of exploration licenses).

While the region has shown political instability and violence, including inside Pakistan’s borders, the Government of Pakistan has proven to be an invaluable ally on the war against global terrorism. U.S. President George W. Bush has repeatedly lauded President Musharraf’s leadership in these difficult times. The Bush administration is highly committed to furthering foreign investment in Pakistan. The United States-Pakistan Trade and Investment Framework Agreement signed in June 2003 has been highly successful, resulting in Pakistan imports from the United States totaling $843 Million for 2003, and Pakistan exports to the United States totaling $2.5 Billion for 2003. A Bilateral Investment Treaty has been under negotiations with the most recent strategic meetings held in January 2006.

Employees

As of June 30, 2006, we did not have any full-time employees. We employ a part-time administrative assistant in the corporate office and pay a monthly salary to Pierce Onthank and Iftikhar Zahid, our two senior management officers.

ITEM 2. PROPERTIES

Office Facilities

In July 2004, the principal address was moved to 120 Post Road West, Suite 202, Westport, Connecticut. In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. The office space contains approximately 3,574 square feet and is leased under a 5-year lease commencing April 1, 2006, at a rate of $11,913.33 per month for the initial year, $12,211.17 per month for the second year, $12,509.00 per month for the third year, $12,806.83 per month for the fourth year, and $13,104.67 per month for the final year. The lease contains a 5-year option period with base rental ranging from $13,402.50 in the first year of the option period to $14,593.83 in the final option year. For the year ending June 30, 2006, office rentals totaled $27,243. We have subleased by three separate subleases a portion of our space to unrelated third parties. Two of the subleases provide for two year terms with combined rentals of $3,500 per month. The third sublease is on a month-to-month basis and provides for rentals of $2,000 per month. We believe the remaining space is adequate for our needs.

ITEM 3 - LEGAL PROCEEDINGS

On January 12, 2006, a lawsuit was filed in the 281st Judicial District Court of Harris County, Texas against the Company, the Company’s subsidiary, The American Energy Operating Corp., Hycarbex-American Energy, Inc., Pierce Onthank, individually, Iftikhar Zahid, individually, and Georg Friedher Von Canal, individually, titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. The Plaintiffs are Moin Hussain, who originally incorporated Hycarbex, Inc. in 1985, and Saleem Khan, and Khan & Piracha, who are Pakistan-based attorneys. According to the Plaintiffs’ pleadings, the Plaintiffs allege that in 1995, shortly after the petroleum exploration license covering the Jacobabad Block 2768-4 was awarded to Hycarbex, Inc., The American Energy Group, Ltd. acquired all of the outstanding common stock of Hycarbex, Inc.. The Plaintiffs further state in their pleadings that consideration for the sale of the stock included a 1% overriding royalty assigned to Hussain, and that Hussain subsequently assigned two tenths of one percent of same to Saleem Khan. Plaintiffs further assert that in connection with the subsequent acquisition by Hycarbex, Inc. of the Yasin block in 2001, Khan & Piracha assisted in the acquisition and were allegedly promised by Hycarbex, Inc. that they would receive twenty percent (20%) working interest in the Yasin Concession. The Plaintiffs specifically allege that Defendants, through Hycarbex, Inc., entered into a written agreement whereby Hycarbex, Inc. agreed to hold their respective portions of the concession in trust for Khan and Piracha. The Plaintiffs allege that the several Defendants have failed to honor the alleged commitments without identifying the specific party responsible for the alleged obligation. As of June 30, 2006, Mr. Zahid and Mr. Von Canal have not been personally served and have not otherwise made an appearance in the lawsuit. Furthermore, American Energy Operating Corp. was dismissed from the suit by the Plaintiffs very soon after the filing. The Company, Hycarbex-American Energy, Inc., American Energy Operating Corp. and Pierce Onthank have answered the lawsuit denying all liability. The Company, Hycarbex-American Energy, Inc., and Pierce Onthank have likewise filed a counterclaim against Saleem Khan, and Khan & Piracha alleging a breach of fiduciary duty and coercion on their part in relation to their attempts to obtain a 20% working interest in the concession while serving as legal counsel to Hycarbex, Inc. As of the date of this report, the parties are engaged in discovery.  The Plaintiffs have moved for a partial summary judgment on the issue of the ownership of the 1% overriding royalty which the Company has opposed. The Company intends to vigorously defend the allegations of the Plaintiffs and to prosecute the counterclaim.

On January 22, 2004, we filed a lawsuit in the United States Bankruptcy Court, Southern District of Texas, as an adversary proceeding against Smith Energy 1986-A Partnership, Smith Energy Company, Inc. and Howard Smith. The basis of the lawsuit was a claim for unpaid working interest proceeds claimed by The American Energy Group, Ltd. as the owner of a 15% “after payout” working interest in certain producing zones under our Galveston County, Texas assets. The basis of our claim was that payout may have actually been achieved resulting in a possible wrongful retention of revenues by the named defendants. This lawsuit was voluntarily dismissed with the intention of refiling outside of the bankruptcy court venue. However, on April 14, 2006, we entered into a Compromise Settlement Agreement with Smith Energy and Howard A. Smith, fully resolving the dispute without the need for further litigation. Under the settlement terms, we have agreed to relinquish our 15% back in interest in the mid-range zones in exchange for Smith Energy’s overriding royalties in the deep zones, access to Smith Energy’s existing high quality 3D seismic data covering the leases, and a stipulation by Smith Energy that we can operate all wells drilled by us or our agents in the deep zones and, where needed, utilize existing Smith Energy roads, water injection wells, and other facilities.

During the period ended June 30, 2004, The American Energy Operating Corp. (“AEOC”), our operating subsidiary which has been inactive since the producing Fort Bend County, Texas oil and gas leases were foreclosed in 2003, received notice from the enforcement division of the Railroad Commission of Texas, the agency responsible for regulating oil and gas activities in the State of Texas, that three (3) abandoned wells in the North Dayton Field previously operated by AEOC many years ago were required to be plugged in accordance with Commission procedures and rules. At that time, the plugging costs were estimated at less than $50,000 based upon estimates made by the Railroad Commission. At the time of the initiation of our bankruptcy proceedings in 2002, AEOC carried on its books in excess of $250,000 in operating liabilities related to its operations on these South Texas oil and gas leases. These uncertain plugging costs, including potential daily penalties for non-compliance by AEOC, together with the high liabilities previously carried on our books related to AEOC’s prior operations, formed the basis for us to cause AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings did not involve us. In January 2006, the Railroad Commission of Texas plugged the three wells with State of Texas funds and thereafter demanded from AEOC reimbursement of the costs from AEOC based upon federal bankruptcy statutory exclusions to discharge in bankruptcy related to environmental matters. In July 2006, the acting Trustee for AEOC fully administered and closed the bankruptcy case. The closure of the proceedings did not eliminate the plugging responsibility assigned by the State of Texas to AEOC due to the statutory exclusions for environmental matters. In order to resolve the liability of AEOC and to avoid potential claims against the former officers of AEOC, on July 28, 2006, we agreed to a settlement with the Railroad Commission under which $57,701.21 will be paid by us to the Railroad Commission of Texas in equal installments over eighteen months beginning August 28, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

We did not submit any matters to a vote of security holders during the year ended June 30, 2006.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the over-the-counter bulletin board under the symbol AEGG. The trading market began during the quarter ending December 31, 2004. The following table sets forth the quarterly high and low bid prices for each quarter since the inception of trading. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
December 31, 2004	$0.55	$0.20
March 31, 2005	$1.50	$0.75
June 30, 2005	$3.03	$0.50
September 30, 2005	$1.82	$1.15
December 31, 2005	$1.90	$1.01
March 31, 2006	$1.98	$1.30
June 30, 2006	$2.00	$1.45

As of June 30, 2006, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Bulletin Board, was $1.45. As of June 30, 2006, we had approximately 56 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2006, there were 29,867,705 shares of common stock issued and outstanding. As of October 3, 2006, there were 29,867,705 shares of common stock issued and outstanding.

Dividend Policy

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.
.
Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	2,000,000	$1.00	-0-
Total	2,000,000	$1.00	-0-

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2006, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a “qualified” investor within the meaning of the Act and had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

In May and June, 2006, we sold $3.95 million in common stock and warrants in a private offering. The placement consisted of 2,323,529 shares of common stock sold at a price of $1.70 per share to a group of institutional investors. Each investor also received one warrant for every two shares of common stock purchased in the offering. The 1,161,766 warrants issued to the investors have a five-year term and provide for an exercise price of $1.70 per share. The warrants may be redeemed at the option of the Company if the closing bid price for the Company’s common stock equals or exceeds $2.50 per share for twenty consecutive trading days after registration of the underlying common stock for resale. We paid total commissions to the placement agent equal to $237,000 plus 445,560 warrants to purchase common stock which have the same exercise and redemption terms as those warrants issued to the institutional investors. We intend to use the offering proceeds to acquire additional royalty interests in a new oil and gas concession within Pakistan and for general corporate purposes. Pursuant to the terms of the offering, we filed a registration statement with the Securities and Exchange Commission within sixty (60) days and are further obligated to use best efforts to cause the registration statement to become effective within one hundred twenty (120) days. Should we fail to do so, then we are obligated under the offering documents to pay a monthly cash penalty to the investors equal to one percent (1%) of the purchase price proceeds received by the Company for the common stock.

During April 2006, we issued 22,763 shares of common stock for payables valued at $39,500.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

• Future variations in well performance as compared to initial test data;.

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

Overview

Prior to our bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan overriding royalty interest and our Galveston, Texas interests and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business.

Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed in the fourth quarter of the prior fiscal year. All testing to date indicates that the Haseeb No. 1 well will be a significant commercial gas well. While prior estimates of the commencement of gas sales were late 2006, current estimates indicate that such gas sales are expected to begin during the quarter ending March 31, 2007.

The drilling of Al-Ali #1 Well, the second well to which our overriding royalty pertains, was undertaken by Hycarbex to fulfill the work obligations for the third contract year under the Concession License. The primary objective of the well was to penetrate the Sui Main Limestone from which several commercial gas discoveries have been made adjacent to the Yasin Block and from which Hycarbex’s Haseeb #1 Well drilled in 2005 is also expected to produce commercial quantities of gas when it is connected to the area pipeline. The connection to the production pipeline is expected to occur in early calendar 2007. According to Hycarbex’s technical staff, drilling confirmed the vertical closure of 20m in the Sui Main Limestone. While gas shows were encountered during drilling, the gas volumes, on preliminary analysis, did not appear to be commercially viable. The well has been temporarily closed according to industry practices by placing plugs and releasing the rig. The drilling data is being studied by Hycarbex, together with a review of the logging data by Schlumberger Oilfield Services, in order to determine if further operations would likely yield commercial volumes of gas.

Additional wells and seismic operations are currently planned by Hycarbex.

Results of Operations

Our operations for the period ending June 30, 2006 reflected a net loss of $903,066 as compared to $694,264 for the period ending June 30, 2005. The difference between the two periods is attributable almost entirely to additional legal and professional fees. The aggregate loss for the period is a result of salaries paid to the directors, legal and professional fees, office overhead, and administrative expense. There were no revenues from operations and our sole business during the fiscal year consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, subsequent to emerging from bankruptcy, we have had no recurring income stream and are solely dependent upon cash infusion from the sale of securities and loans. The loans and securities sales which occurred during the fiscal year and subsequent to the end of the fiscal year have been used and will continue to be used to finance salaries, legal expenses and administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are now expected to begin in early 2007 based upon Hycarbex’s most recent estimates.

Other expenses were $1,487,841 for the year ended June 30, 2006 as compared to $12,406 for the year ended June 30, 2005. Other expenses for the year ended June 30, 2006 include $1,396,199 of expense related to the costs of warrant issuances, as calculated under the Black Scholes option pricing model of which $1,240,039 relate to warrants issued to investors under the terms of the Company’s $3.95M placement of its common stock and $156,160 attributable to other warrants issued during the year.

Other expenses also include $57,701 of expense related to plugging liabilities incurred on behalf of our wholly-owned subsidiary during the year ended June 30, 2006 as discussed above.

Liquidity and Capital Resources

Since emerging from bankruptcy, we have been funded through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to common stock. During the fiscal year ending June 30, 2005, we obtained a loan facility from a private party for $300,000 for near term operating capital, the terms of which are accrual of interest at Wall Street Prime plus one percent, no prepayment penalty, and a maturity of one year, with the right to extend the maturity for an additional year by the payment of an extension fee of $20,000. The loan agreement originally provided for a $200,000 loan, but was amended twice to increase the available principal under the loan to $300,000.00. As of June 30, 2006 there was no balance outstanding on this loan. We likewise obtained from a private party a separate $25,000 loan due and payable December 31, 2005, and which was to accrue interest at JPMorgan Chase Bank Prime plus three percent. This $25,000 loan was converted to 50,000 warrants at an exercise price of $1.75 after the end of the fiscal year. In the early part of the current fiscal year, we raised $130,000.00 (including the $25,000 loan referenced in the preceding paragraph) through the placement with private parties of 260,000 warrants to purchase our Common Stock. The warrants have a three year term and provide for the purchase of the stock during the term, if exercised, at a price of $1.50 per share as to 160,000 warrants, and a price of $1.75 per share as to 100,000 warrants. We also consummated a sale to an existing shareholder to purchase 122,222 Common shares at $0.90 per share, or a total of $110,000.00. Finally, as discussed above, in the fourth quarter we sold $3.95M of our Common stock. Of this amount, we have deposited $2,000,000 with Hycabex in trust for future acquisitions of additional royalty interests in Pakistan. We anticipate that the capital obtained from these transactions will provide sufficient working capital through early calendar 2007. We anticipate that in early 2007 gas sales from the Haseeb No. 1 Well will begin and that actual production revenues will then meet our working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs.

During the fourth quarter of the prior fiscal year, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants. We anticipate that some critical services rendered by third party consultants during the 2007 fiscal year will be paid with common stock instead of cash assets.

Business Strategy and Prospects

We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated our debt burden, diminished our labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over twenty-nine million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the fiscal year ended June 30, 2005 provided a means of compensating key consultants.

As discussed herein in the section entitled “Legal Proceedings”, on April 20, 2006, we executed a Compromise Settlement Agreement with Smith Energy 1986A Partnership (“Smith Energy”) and Howard A. Smith pertaining to our Galveston County, Texas oil and gas leases, removing the remaining obstacle to our exploration plans for the properties. The two-year old dispute between us and Smith Energy was based upon our claims that we were entitled to a 15% back in working interest in certain mid-depth producing zones under the Galveston County, Texas leases as a result of the satisfaction of the payout threshold criteria described in a 1986 assignment under which Smith Energy acquired its working interest and rights to operate the properties. Smith Energy had contested our payout contentions. Under the terms of the Compromise Settlement Agreement, we acquired all of Smith Energy’s 3% overriding royalty interest in the deep zones greater than 10,000 feet as well as the right to review valuable 3D seismic data covering the leases. We also acquired from Smith Energy affirmation of our right to operate the oil and gas leases as to wells drilled to depths greater than 10,000 feet. The Agreement also affords us access under mutually agreed terms to existing Smith Energy facilities in connection with our future operations, such as roads and salt water disposal facilities. We relinquished to Smith Energy Group under the agreement its claims to the 15% back-in interest in the zones above 10,000 feet. This settlement provides us the opportunity to deal in the sale or exploration of the deeper zones under the oil and gas leases.

On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc.. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder’s fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2006, we had deposited a total of $2,000,000 with Hycarbex for application solely to possible royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

We will continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases while we await production revenues from the sale of gas from the Haseeb No. 1 well in Pakistan and the results of other exploration projects initiated by Hycarbex on the Yasin block. We have also begun efforts to locate and acquire other royalty interests on one or more additional oil and gas concessions in Pakistan using the proceeds of the recently consummated $3.95M institutional private offering and to locate an industry participant in our Galveston County, Texas assets.

Pakistan Overriding Royalty

Through our former Hycarbex subsidiary (before the sale of that subsidiary), we expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin Concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”. While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well drilled in the fourth quarter of 2005 based upon all available test results. We further announced during the fiscal year the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. which should provide valuable data for selection of future wells. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by us because an overriding royalty interest is not subject to such costs.

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

Galveston County, Texas Leases

In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an “after-payout” 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We succeeded to the interests of Luck Petroleum Corporation as a result of the 1997 purchase from the bankruptcy trustee. With regard to the mid-range zones, our research to date has given rise to the belief that “payout” has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy. If we are correct, then we are entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. Based upon our research, we believe that the deeper zones may have development potential. We are exploring the various opportunities to realize value from these deep rights, including potential sale. We have not yet determined the best course for these assets. These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date. We believe that we will be able to continue our research and conduct future negotiations toward a development path which best suits our goals and our cash flow position.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2006.

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

ITEM 8A-CONTROLS AND PROCEDURES

In conjunction with this Annual Report on Form 10-KSB and the certification of the disclosures herein, the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures. This review, which occurred as of June 30, 2006, found the disclosure controls and procedures to be effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to June 30, 2006.

ITEM 8B-OTHER INFORMATION

None.

PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2006, included the following persons:

Name	Age	Position

R. Pierce Onthank	46	Director, President, CEO, CFO and Secretary-Treasurer
Iftikhar Ahmed Zahid	47	Director
Karl Welser	52	Director

R. Pierce Onthank, age 46, serves as President, CEO, Acting CFO and Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

Dr. Iftikhar Zahid, age 47, has served as our Director since 2001. Dr. Zahid was educated at Murray College in Sailkot, Pakistan where he received a Degree in Science in 1976. Dr. Zahid received his degree in medicine from the Dow Medical College at Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid became Resident Director/Country Manager of the Pakistan Office of Hycarbex, our then-existing subsidiary. In June 2001, he was promoted to Vice-President and Resident Director of Hycarbex and joined us as a director. Since our sale of Hycarbex in November 2003, Dr. Zahid has been managing our 18% royalty interest in the Yasin Block Concession. In April 2004, Dr. Zahid was appointed President of Hycarbex and in November 2005, Dr. Zahid was appointed as a director of Hycarbex.

Karl Welser, age 52, has been our Director since May, 2005. Mr. Welser has been actively involved in private real estate and finance ventures for family interests since 1999. After graduating from the Dr. Raeber/ZH &KV/ZH business school in Zurich in 1972, Mr. Welser joined Bank J. Vontobel which specialized in private financial management. From 1977-1980, Mr. Welser attended the Zurich Management School where he obtained his Economist KSZH degree. From 1980 through 1998, while employed at Zürcher Kantonalbank, Bankinstitut and UBS in Zurich, Switzerland, respectively, Mr. Welser’s primary activities included analysis of the securities markets. From 1999 forward, Mr. Welser has managed family financial interests outside of the public sector.

Board of Directors

We held three meetings of the Board of Directors during the fiscal year ended June 30, 2006, and the Board of Directors took action at Board meetings or by unanimous written consent 18 times during that period. Mr. Onthank and Dr. Zahid are our only Directors who are also our officers and operations executives.

We do not have any standing committees of the Board of Directors, which we believe is adequate based on the size of our business.

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Pierce Onthank, at our executive offices, 1 Gorham Island, Suite 303, Westport, Connecticut 06880. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Mr. Onthank collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Onthank will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Onthank will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Nomination and/or Appointment of Directors

The Board of Directors has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. The consideration of candidates nominated by directors is at the Board’s discretion. We believe this practice is adequate based on the size of our business and current Board member qualifications. Our Bylaws do not contain a specific procedure for nomination of persons to serve for election to the Board of Directors. Our Bylaws provide that the number of Directors shall be not less than two nor more than seven. Vacancies in the Board of Directors may be filled by a majority of remaining Directors.

Compensation of Directors

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with their services as members of the Board including attendance at Board of Director meetings, and may be granted options to purchase shares of our common stock at the discretion of our Board of Directors. Directors are not otherwise provided any remuneration for their services as our Directors.

Compliance with Section 16(A) of the Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on information provided to management, we believe that our officers and directors have complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

In September 2004, we adopted a Code of Ethics that is applicable to all directors, officer and employees. A copy of the Code of Ethics is attached as Exhibit 14.1. Copies may be obtained without charge by writing to: The American Energy Group, Ltd., 1 Gorham Island Suite 303, Westport, Connecticut 06880.

ITEM 10-EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2004, 2005 and 2006 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards		Payouts
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs Warrants (#)	LTIP payouts ($)	All Other Compensation
R.Pierce Onthank(1)	President,	2006	$192,000	-0-	-0-	-0-	-0-	-0-	-0-
	CEO and	2005	$192,000	-0-	-0-	-0-	1,000,000	-0-	-0-
	Sec. Treas.	2004	$68,000	-0-	-0-	1,500,000	-0-	-0-	-0-

Dr. Iftikhar A. Zahid(1)	(2)	2006	$180,000	-0-	-0-	-0-	-0-	-0-	-0-
		2005	$180,000	-0-	-0-	-0-	1,000,000	-0-	-0-
		2004	$65,000	-0-	-0-	1,500,000	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)
Between July 1, 2003 and January 31, 2004, neither Mr. Onthank nor Dr. Zahid received any cash compensation. Beginning February 1, 2004, each was paid $10,000 per month. Beginning April 1, 2004, Mr. Onthank’s cash salary was increased to $16,000 per month and Dr. Zahid’s cash salary was increased to $15,000 per month.

(2)	Dr. Zahid manages our assets in Pakistan. He holds no formal officer title with us.

Stock Option/SAR and Warrant Grants

There were no grants of stock options, SAR’s or Warrants to executive officers or directors during the fiscal year ended June 30, 2006. There are currently no outstanding stock options or SAR’s.

Aggregated Option/SAR/Warrant Exercises In
Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs/ Warrants at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs/ Warrants at FY end ($); Exercisable/ Unexercisable
Pierce Onthank	-0-	-0-	1,000,000/0	$510,000/0
Iftikhar Zahid	-0-	-0-	1,000,000/0	$510,000/0

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2006.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 3, 2006, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 3, 2006, we had 29,867,705 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock		Percentage of Common Stock (1)
R. Pierce Onthank 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	2,500,000	(2)	8.0	%(2)

Dr. Iftikhar A. Zahid 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	2,780,000	(2)	9.0	% (2)

Karl Welser 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	259,000		0.86%

All Officers and Directors as a group (total of three)	Common stock	5,539,000	(3)	17.86%

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 3, 2006. As of October 3, 2006 there were 29,867,705 shares of our common stock issued and outstanding.

(2) Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3) Includes 2,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 12, 2006, we entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our director, Dr. Iftikhar Zahid, serves as President, under which Hycarbex will attempt to locate for the Company, and negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder’s fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. Under the terms of the Agency Agreement, we may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2006, we had deposited a total of $2,000,000 with Hycarbex for application solely to potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we may, at any time, terminate the agency relationship and the funds will be returned to us. A copy of the Agency Agreement is attached as Exhibit 99.1.

Other than the foregoing agency agreement, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

PART IV

ITEM 13-EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 14.1 - Code of Ethics;

Exhibit 31.1 - Certification by R. Pierce Onthank, President and Acting Chief Financial and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1 - Certification by R. Pierce Onthank, President and Acting Chief Financial and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a); and

Exhibit 99.1 - Agency Agreement dated May 12, 2006, between The American Energy Group, Ltd. and Hycarbex—American Energy, Inc.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $13,911 during the year ended June 30, 2006.

Audit Related Fees

There have been no audit related fees billed by the Company’s Principal Accountant as of the date of this report.

Tax Fees

There have been no tax fees billed by the Company’s Principal Accountant as of the date of this report.

All Other Fees

There have been no other fees billed by the Company’s Principal Accountant as of the date of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

DATED: October 12, 2006	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

DATED: October 11, 2006	By:	/s/ Dr. Iftikhar Zahid
Dr. Iftikhar Zahid, Director
Chief Financial Officer and Principal Accounting Officer

DATED: October 12, 2006	By:	/s/ Karl Welser, Director
Karl Welser, Director

THE AMERICAN ENERGY GROUP, LTD.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The American Energy Group, Ltd. and Subsidiaries
Westport, CT.

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The American Energy Group, Ltd. and Subsidiary as of June 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues and therefore is dependent on financing to continue operations, and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 3, 2006

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Balance Sheets
For the Years Ended June 30, 2006 and 2005

	June 30,
	2006	2005

Assets
Current Assets
Cash (Note 1)	$1,138,209	$227
Funds reserved for acquisitions	2,000,000	-
Prepaid expenses	39,318	60,178

Total Current Assets	3,177,527	60,405

Property and Equipment
Office equipment	6,786	3,286
Accumulated depreciation	(966)	(246)

Net Property and Equipment	5,820	3,040

Other Assets
Security deposit	22,209	-

Total Assets	$3,205,556	$63,445

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$46,030	$17,632
Accrued liabilities	15,000	35,209
Convertible debt	-	25,000
Current portion of long-term debt	-	292,000

Total Current Liabilities	61,030	369,841

Liabilities Not Subject to Compromise
Accrued postpetition expenses	57,701	-

Liabilities Subject to Compromise
Prepetition trade accounts payable	238,588	238,588
Prepetition accrued liabilities	45,500	45,500
Current portion of capital lease obligation	679	679

Total Liabilities Subject to Compromise	284,767	284,767

Total Liabilities	403,498	654,608

Stockholders’ Equity (Notes 7 & 8)
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 29,867,705 and
27,139,584 shares issued and outstanding, respectively	29,868	27,140
Capital in excess of par value	7,610,563	1,860,545
Expenses prepaid with common stock	-	(31,382)
Accumulated deficit	(4,838,373)	(2,447,466)

Total Stockholders’ Equity	2,802,058	(591,163)

Total Liabilities and Stockholders’ Equity	$3,205,556	$63,445

The accompanying notes are an integral part of these consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended June 30, 2006 and 2005

		2006		2005
Revenue
Oil and gas sales		$-		$-
General and Administrative Expenses
Legal and professional		373,014		180,550
Depreciation and amortization expense		720		246
General and administrative		529,332		513,468
Total Expenses		903,066		694,264
Net Operating Loss		903,066		694,264
Other Income and (Expense)
Interest income		2,865		-
Interest expense		(36,806)		(12,406)
Plugging expense settlement		(57,701)		-
Warrant issuance		(1,396,199)		-
Total Other Income and (Expense)		(1,487,841)		(12,406)
Net Loss		$(2,390,907)	$	(706,670)
Basic Loss per Common Share	$	(0.09)	$	(0.03)
Weighted Average Number of Shares Outstanding		27,624,094		25,319,754

The accompanying notes are an integral part of these consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2006 and 2005

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Prepaid Expense		Accumulated Deficit		Totals

Balance, June 30, 2004	24,698,518	$24,699	$1,312,490	$-		$(1,740,796)	$	( 403, 607)

July 2004, new shares issued
for services at $0.10 per share	250,000	250	24,750	-		-		25,000

December 2004, new shares
issued for services at $0.32
per share	76,520	77	24,923	-		-		25,000

December 2004, new shares
issued for convertible debt
at $0.20 per share	1,932,482	1,932	384,564	-		-		386,496

March 2005, new shares issued
for services at $1.25 per share	26,000	26	32,474	-		-		32,500

March 2005, new shares issued
pursuant to bankruptcy settlement	35,760	36	(36)	-		-		-

June 2005, new shares issued for
services at $0.33, $1.05, $1.12,
$2.08 and $1.80 per share	120,304	120	81,380	-		-		81,500

Expenses prepaid with
common stock	-	-	-	(31,382)		-		(31,382)

Net (loss) for the year ended
June 30, 2005						(706,670)		(706,670)

Balance June 30, 2005	27,139,584	$27,140	$1,860,545	$(31,382)	$	(2,447,466)		$(591,163)

The accompanying notes are an integral part of these consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2006 and 2005

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Prepaid Expense		Accumulated Deficit		Totals

Balance, June 30, 2005	27,139,584	$27,140	$1,860,545	$(31,382)	$	(2,447,466)	$	(591,163)

Amortization of expenses prepaid with common stock	-	-	-	31,382		-		31,382

September 2005, conversion of debt upon issuance of 100,000 warrants	-	-	50,000			-		50,000

September 2005, issuance of 160,000 warrants for cash at $0.50 per share			80,000					80,000

September 2005, valuation expense for 260,000 warrants issued			88,714					88,714

Warrants issued for services rendered	-	-	67,446			-		67,446

November 2005, new shares issued for payables at $1.49 per share	22,500	22	33,625			-		33,647

December 2005, new shares issued for services at $1.42 per share	75,000	75	106,425			-		106,500

December 2005, new shares issued for cash at $0.90 per share	122,222	122	109,878			-		110,000

January 2006, new shares issued for cash at $1.35 per share	100,000	100	134,900			-		135,000

January 2006, new shares issued for services at $1.95 per share	1,000	1	1,949			-		1,950

January 2006, new shares issued for payables incurred for services rendered during July 2005 through December 2005 at a weighted average price of $1.49 per share	26,107	26	38,974			-		39,000

February 2006, new shares issued for services at $1.37 per share	35,000	35	47,915			-		47,950

April 2006, new shares issued for
payables at $1.60 per share	12,181	12	19,488		-		19,500

April 2006, new shares issued for
payables at $1.89 per share	10,582	11	19,989		-		20,000

May and June 2006, new shares
Through private placement at
$1.70 per share	2,323,529	2,324	3,947,676		-		3,950,000

May 2006, valuation expense
for 1,161,766 warrants issued
in accordance with terms of
private placement	-	-	1,240,039		-		1,240,039

Offering costs related to
private placement	-	-	(237,000)		-		(237,000)

Net (loss) for the year ended
June 30, 2006					(2,390,907)		(2,390,907)

Balance June 30, 2006	29,867,705	$29,868	$7,610,563	$--	$(4,838,373)	$	(2,802,058)

The accompanying notes are an integral part of these consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2006 and 2005
	2006		2005

Cash Flows From Operating Activities
Net loss	$(2,390,907)	$	(706,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	720		246
Common stock issued for current debt and services	259,511		114,940
Additional expense for warrant issuance	1,396,199		-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	20,860		(20,000)
Increase (decrease) in accounts payable	28,398		17,632
Increase (decrease) in accrued postpetition liabilities	57,701		-

Increase (decrease) in accrued expenses and other current liabilities	20,209		22,466

Net Cash Provided By (Used In) Operating Activities	(607,309)		(571,386)

Cash Flows From Investing Activities
Funds reserved for acquisitions	(2,000,000)		-
Deposits	(22,209)		-
Expenditures for property and equipment	(3,500)		(3,286)

Net Cash (Used In) Investing Activities	(2,025,709)		(3,286)

Cash Flows From Financing Activities
Proceeds from convertible debt	25,000		317,000
Principal payments on long term debt	(292,000)		-
Proceeds from the issuance of common stock	4,195,000		-
Offering costs of common stock issuance	(237,000)		-
Proceeds from the issuance of warrants	80,000		-

Net Cash Provided By Financing Activities	3,771,000		317,000

Net Increase (Decrease) in Cash	1,137,982		(257,672)

Cash and Cash Equivalents, Beginning of Year	227		257,899

Cash and Cash Equivalents, End of Year	$1,138,209		$227

Cash Paid For:
Interest	$43,195		$-
Taxes	$-		$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable	$14,597		$12,500
Common stock issued for services rendered	$259,511		$114,940
Common stock for prepaid services	$-		$36,560
Common stock issued for accrued interest on debt	$-		$11,946
Common stock issued for convertible debt	$-		$375,000
Warrants issued for payment of debt	$50,000		$-

The accompanying notes are an integral part of these consolidated financial statements

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

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

On June 28, 2002, the Company was placed into involuntary Chapter 7 bankruptcy by three creditors, including Georg von Canal, an officer and director who was then involved in litigation with the Company to invalidate an attempt to remove him from his management positions. The bankruptcy filing followed an unsuccessful effort by management to resolve both the litigation and the need for a substantial cash infusion through a stock sale to a German-based investor which would have simultaneously resulted in a restructure of management. Shortly after this bankruptcy filing, the secured creditor holding a first lien on the Company’s only producing oil and gas leases in Fort Bend County, Texas, sought permission from the bankruptcy court to foreclose on those assets. The Company responded by converting the Chapter 7 bankruptcy proceedings to a Chapter 11 reorganization proceeding. The company obtained approval of a plan or reorganization in September 2002, but the secured creditor was nevertheless permitted to foreclose upon the Fort Bend County oil and gas leases. Subsequent to the approval of the foreclosure of the oil and gas producing properties, the Company abandoned the remaining oil and gas properties except for one lease in southeast Texas. For the year ended June 30, 2003, the Company recognized a loss of $13,040,120 on the foreclosure and abandonment of the oil and gas properties and the sale of the fixed assets.

On October 26, 2003, the Company sold its wholly-owned subsidiary, Hycarbex-American Energy, Inc., for an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001, of the Yasin Exploration Block.

On January 29, 2004, the Company was released from bankruptcy. Pursuant to the plan, all of the existing 66,318,037 shares of common stock and 41,499 shares of preferred stock were cancelled. The Company issued 18,898,518 new shares of common stock to creditors. Also, the Company adopted the provisions for fresh-start reporting. Accordingly, the accumulated deficit accumulated through January 29, 2004 has been eliminated. The Company is considered to have a fresh-start due to the cancellation of the prior shareholders’ common stock and the subsequent issuance of common stock to creditors, the new shareholders.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

a. Organization (continued)

On April 14, 2005, the Company’s wholly owned inactive subsidiary, American Energy Operating Corp (AEOC) filed for a voluntary bankruptcy liquidation. AEOC does not have any assets but does have liabilities in the amount of $334,927 which are segregated on the consolidated balance sheets as prepetition liabilities subject to compromise in the amount of $284,476 and accrued postpetition liabilities in the amount of $57,701.

On July 24, 2006, the American Energy Operating Corp. received a final decree from the United States Bankruptcy Court - Southern District of Texas that the Company’s estate had been fully administered and that the Chapter 7 was closed.

b. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as going concerns. The Company has no operations and is dependent upon financing to continue its operations. It is management’s plan to manage and maintain its two core assets and to develop these assets where possible to generate cash for further investment and growth. In the case of the southeast Texas oil and gas lease, generation of cash will likely require an outright sale or a partial sale with a retained interest in production, as the company does not have sufficient cash assets to conduct drilling operations or the bonding capacity to obtain operating authority under Texas regulations. With regard to the Pakistan royalty, the company does not have development rights or obligations and is dependent upon the success of the drilling program implemented by Hydro Tur (Energy) Ltd. During the year ended June 30, 2005, Hydro Tur (Energy) Ltd. announced the successful completion of its initial well, the Haseeb No. 1, which is anticipated to begin generating cash flows in the first quarter of calendar 2007. Hydro Tur (Energy) Ltd. has also expressed their commitment to accelerate their development activities in Pakistan as a result of the success of the Haseeb No.1 well. If either activity is successful in generating cash assets, management plans to seek out investment opportunities compatible with its focus upon oil and gas properties.

The recovery of assets and continuation of future operations are dependent upon the Company’s ability to obtain additional debt or equity financing, and their ability to generate revenues sufficient to continue pursuing their business purpose. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

c. Accounting Methods

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

d. Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiary as detailed previously. All significant intercompany accounts and transactions have been eliminated in consolidation.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to seven years. For the years ended June 30, 2006 and 2005, the Companies incurred total depreciation of $720 and 246, respectively.

g. Basic Loss Per Share of Common Stock

	For the Year Ended June 30, 2006		For the Year Ended June 30, 2005
Loss (numerator)		$(2,390,907)	$	( 706, 670)

Shares (denominator)		27,624,094		25,319,754

Per Share Amount	$	(0.09)		$(0.03)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Stock warrants convertible into 3,942,326 shares of common stock are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

i. Long Lived Assets

All long lived assets are evaluated for impairment per SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

j. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

k. Income Taxes

At June 30, 2006, the Company had net operating loss carryforwards of approximately $45,494,568 that may be offset against future taxable income from the year 2006 through 2025. No tax benefit has been reported in the June 30, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

	Year Ended June 30,
	2006	2005
Income tax benefit at statutory rate	$908,545	$268,535
Change in Valuation allowance	(908,545)	(268,535)

Income Tax Expense	$-	$-

Deferred tax assets are comprised of the following:

	Year Ended June 30,
	2006	2005
Tax benefit of net operating loss carryforward	$17,287,936	$16,379,391
Change in Valuation allowance	(17,287,936)	(16,379,391)

	$-	$-

l. Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial statements is different from the book value. When the book value approximates fair value, no additional disclosure is made. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of those instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

m. Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash and cash equivalents with major financial institutions selected based on management’s assessment of the banks’ financial stability. Balances regularly exceed the $100,000 federal deposit insurance limit. The Company has not experience any losses on deposits.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

n. Restoration, Removal and Environmental Liabilities

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2006, the Company believes it has no such liabilities.

o. New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Management has assessed the implications of this revised standard and determined that since the value of stock given for options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans has been recorded using the fair value method there will be no significant changes due to the adoption of this standard.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company’s consolidated financial position or consolidated results of operations and cash flows.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2006, the Company does not have any proved reserves as defined under Statement of Financial Accounting Standard No. 69 and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

In addition, the Company holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2006, the Company had not received any royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

Note 3 - Notes payable and long-term debt

	Year Ended June 30,
	2006	2005
Promissory note due to an individual, interest at prime plus 1.0% per annum, principal and interest due January 18, 2006, with a one year maturity extension available for a fee of $20,000, secured by ½ of the future production, if any, received by the Company on its retained overriding royalty interest in its Republic of Pakistan Yasin block and its retained interest in its Maco Stewart, Gillock Field oil and gas leases in Galveston County, Texas	$-	$292,000

Less Current Portion	-	(292,000)

Long Term Debt	$-	$-

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 4 - Convertible debt

	Year Ended June 30,
	2006	2005
Convertible promissory note due to an individual, interest at prime plus 1.0% per annum, principal due from December 2005 through June 2000, convertible into shares of common stock at $0.20 per share, secured by ½ of the future production, if any, received by the Company on its retained overriding royalty interest in its Republic of Pakistan Yasin block and its retained interest in its Maco Stewart, Gillock Field oil and gas leases inGalveston, County, Texas.	$-	$25,000

Less Current Portion	-	(25,000)

Long Term Debt	$-	$-

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 5 - Capital Lease Obligations

The Company’ subsidiary entered into a lease agreement during the year ended June 30, 2001 relating to office equipment which has been accounted for as a capital lease. The lease had a term of 36 months with a total monthly lease payment of $122.

The following are the scheduled annual payments remaining on the capital lease:

Year Ending June 30, 2006
Total minimum lease commitments	$709
Less: amount representing interest	(30)
Total capital lease obligations	679
Less: current portion	(679)
Total Long-Term Capital Lease Obligations	$-

Note 6 - Lease Commitments

The Company entered into a long term lease for office space in June, 2006. The original lease term is 5 years with a 5 year extension term. The lease requires monthly rentals of $11,913, $12,211, $12,509, $12,807 and $ 13,105 for the twelve months ended May 31, 2007, 2008, 2009, 2010 and 2011, respectively. The president of the Company personally guaranteed $75,000 of obligations under this lease

As of June 30, 2006, minimum future lease payments under this lease are as follows:

Year ended June 30, 2007	$143,254
Year ended June 30, 2008	146,830
Year ended June 30, 2009	153,386
Year ended June 30, 2010	156,958
Year ended June 30, 2011	144,155

$744,583

The Company incurred $11,913 of rent expense under this lease and a total of $27,243 and $17,601 of rent expense under all leases for the year ended June 30, 2006 and 2005, respectively.

Upon entering into the lease described above, the Company simultaneously executed three separate leases to sublet a portion of the office space obtained in the lease. The original lease terms of two of the sub leases are 2 years with combined monthly payments of $3,500 due the Company. The third sub lease is on a month to month basis and is for $2,000 per month. The Company is currently pursuing additional tenants to sub lease available space and anticipates that upon expiration of the above sub leases that either the current sub lease will renew or other tenants will than occupy the space.

As of June 30, 2006, minimum future lease payments due the Company under these sub leases are as follows:

Year ended June 30, 2007	$44,000
Year ended June 30, 2008	42,000
$84,000

The Company did not receive any payments under these sub-leases for the year ended June 30, 2006.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 7 - Common Stock

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

During November 2005, the Company issued 22,500 shares of common stock for payables valued at $33,647

During December 2005, the Company issued 75,000 shares of common stock for services valued at $106,500.

During December 2005, the Company issued 122,222 shares of common stock for $110,000 cash.

During January 2006, the Company issued 100,000 shares of common stock for $135,000 cash.

During January 2006, the Company issued 27,107 shares of common stock for services and payables valued at $40,950.

During February 2006, the Company issued 35,000 shares of common stock for services valued at $47,950.

During April 2006, the Company issued 22,763 shares of common stock for payables valued at $39,500.

During May and June, 2006 the Company issued 2,323,529 shares of common stock through a private placement for $3,950,000 cash.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 8 - Common Stock Warrants

The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB 25, compensation cost is recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The warrants granted for the year ended June 30, 2006 and 2005 were based on the following assumptions:

	June 30,
	2006	2005
Dividend yield	0	0
Expected volatility	100%	100%
Risk free interest	3.90 to 5.00%	4.0%
Expected lives	3-5 years	5 years

For purposes of proforma disclosures, the estimated fair value of the warrants are included in expense over the vesting period or expected life of the warrant.

	2006		2005
Net loss as reported		$(2,390,907)	$	(700,670)
Adjustment calculated in accordance with SFAS 123		(500,000)		(500,000)
Proforma net loss		$(2,890,907)		$(1,200,670)
Net loss per common share as reported	$	(0.10)	$	(0.03)
Proforma net loss per common share	$	(012)	$	(0.05)

No tax effects were included in the determination of proforma net loss because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred taxes.

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

Note 8 - Common Stock Warrants (continued)

A summary of the status of the Company’s stock warrants as of June 30, 2006 and 2005 is presented below:

	Stock Warrants	Exercise Price	Weighted Ave. Exercise Price
Outstanding, June 30, 2004	-	$-	$-
Granted	2,000,000	1.00	1.00
Expired/Canceled	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2005	2,000,000	$1.00	$1.00
Granted	1,942,326	$1.50-1.75	1.70
Expired/Canceled	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2006	3,942,326	$1.00-1.7	$1.34

A summary of outstanding stock warrants June 30, 2006 is as follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

160,000	September 2008	1.250	$1.50	$1.50
100,000	September 2008	1.250	$1.75	$1.75
75.000	December 2008	1.500	$1.50	$1.50
1,000,000	December 2010	3.875	$0.75	$0.75
500,000	December 2010	3.875	$1.00	$1.00
500,000	December 2010	3.875	$1.50	$1.50
1,607,326	May 2011	4.917	$1.70	$1.70

Note 9 - Related Party Transactions

On May 12, 2006, the Company entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder’s fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. The Company, in its discretion, may deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to the Company’s approval of the transaction. As of June 30, 2006, the Company had deposited a total of $2,000,000 with Hycarbex for application solely to possible royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then the Company may, at any time, terminate the agency relationship and the funds will be returned to the Company.