Form 10KSB/A
period 2006-06-30
AMERICAN ENERGY GROUP LTD
filed 2006-11-02
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
AMENDMENT NO. 1

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

THE AMERICAN ENERGY GROUP, LTD.
INDEX TO FORM 10-KSB/A
This Amendment is made solely to clarify Item 8A,
Controls and Procedures on Page 15

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: October 31, 2006	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

DATED: November 1, 2006	By:	/s/ Dr. Iftikhar Zahid
Dr. Iftikhar Zahid, Director
Chief Financial Officer and Principal Accounting Officer

DATED: October 31, 2006	By:	/s/ Karl Welser, Director
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