Form 10QSB
period 2006-09-30
AMERICAN ENERGY GROUP LTD
filed 2006-11-14
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, the number of Common shares outstanding was 29,917,705

Transitional Small Business Issuer Format (Check one) Yes ☐ No ☒

THE AMERICAN ENERGY GROUP, LTD.
INDEX TO FORM 10-QSB

		PAGE
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis
	or Plan of Operation	7

Item 3.	Controls and Procedures	9

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 6.	Exhibits	10

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, June 30,
	2006	2006
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$845,441	$1,138,209
Funds reserved for acquisitions	2,100,000	2,000,000
Prepaid expenses	26,118	39,318

Total Current Assets	2,971,559	3,177,527

Property and Equipment
Office equipment	22,445	6,786
Accumulated depreciation	(1,580)	(966)

Net Property and Equipment	20,865	5,820

Other Assets
Security deposit	22,209	22,209

Total Assets	$3,014,633	$3,205,556

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$62,608	$46,030
Accrued liabilities	31,700	15,000

Total Current Liabilities	94,308	61,030

Liabilities Not Subject to Compromise
Accrued postpetition expenses	54,485	57,701

Liabilities Subject to Compromise
Prepetition trade accounts payable	238,588	238,588
Prepetition accrued liabilities	45,500	45,500
Current portion of capital lease obligation	679	679

Total Liabilities Subject to Compromise	284,767	284,767

Total Liabilities	433,560	403,498

Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 29,917,705 and
29,867,705 shares issued and outstanding, respectively	29,918	29,868
Capital in excess of par value	7,674,258	7,610,563
Accumulated deficit	(5,123,103)	(4,838,373)

Total Stockholders’ Equity	2,581,073	2,802,058

Total Liabilities and Stockholders’ Equity	$3,014,633	$3,205,556

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Statements of Operations
For the Three Months Ended September 30, 2006 and 2005

	2006		2005
			Restated
	(Unaudited)		(Unaudited)
Revenue
Oil and gas sales		$-	$-

General and Administrative Expenses
Legal and professional		131,794	63,967
Administrative salaries		93,000	93,000
Depreciation		614	164
Office overhead expenses		14,393	4,990
General and administrative		55,044	109,517

Total Expenses		294,845	271,638

Net Operating Loss		294,845	271,638

Other Income and (Expense)
Interest income		10,115	-
Interest expense		(-)	(6,072)

Total Other Income and (Expense)		10,115	(6,072)

Net Loss	$	(284,730)	$ (277,710)

Basic Loss per Common Share	$	(0.01)	$ (0.01)

Weighted Average Number of Shares Outstanding		29,876,038	29,867,705

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2006 and 2005

	2006	2005
		Restated
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (284,730)	$ (277,710)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	614	165
Common stock issued for services	63,745	-
Additional expense for warrant issuance	-	88,714
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	13,200	49,745
Increase (decrease) in accounts payable	16,578	38,550
Increase (decrease) in accrued postpetition liabilities	(3,216)	-
Increase (decrease) in accrued expenses
and other current liabilities	16,700	(1,928)

Net Cash Provided By (Used In) Operating Activities	(177,109)	(102,464)

Cash Flows From Investing Activities
Funds reserved for acquisitions	(100,000)	-
Expenditures for property and equipment	(15,659)	( -)

Net Cash (Used In) Investing Activities	(115,659)	( -)

Cash Flows From Financing Activities
Proceeds from the issuance of warrants	-	105,000

Net Cash Provided By Financing Activities	-	105,000

Net Increase (Decrease) in Cash	(292,768)	2,536

Cash and Cash Equivalents, Beginning of Period	1,138,209	227

Cash and Cash Equivalents, End of Period	$845,441	$2,763

Cash Paid For:
Interest	$43,195	$6,072
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for services rendered	$63,745	$-
Warrants issued for payment of debt	$-	$50,000

THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
September 30, 2006

GENERAL

The American Energy Group, Ltd. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2006.

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

Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date indicates that the Haseeb No. 1 well will be a significant commercial gas well. While prior estimates of the commencement of gas sales were late 2006, current estimates indicate that such gas sales are expected to begin during the quarter ending March 31, 2007.

The drilling of Al-Ali #1 Well, the second well to which our overriding royalty pertains, was undertaken by Hycarbex to fulfill the work obligations for the third contract year under the Concession License. The primary objective of the well was to penetrate the Sui Main Limestone. According to Hycarbex’s technical staff, drilling confirmed the vertical closure of 20m in the Sui Main Limestone. While gas shows were encountered during drilling, the gas volumes, on preliminary analysis, did not appear to be commercially viable. The well has been temporarily closed according to industry practices by placing plugs and releasing the rig. The drilling data is being studied by Hycarbex, together with a review of the logging data by Schlumberger Oilfield Services, in order to determine if further operations would likely yield commercial volumes of gas.

Additional wells and seismic operations are currently planned by Hycarbex.

Results of Operations

Our operations for the period ending September 30, 2006 reflected a net loss of $294,845 attributable to salaries paid to the directors, legal and professional fees, office overhead, and administrative expense. There were no revenues from operations and our sole business during the quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. Subsequent to emerging from bankruptcy, the Company has had no recurring income stream and has been solely dependent upon cash infusion from the sale of securities and loans which occurred in periods prior to the current quarter and which have been used and will continue to be used to finance salaries, legal expenses and administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are expected to begin during the quarter ending March 31, 2007 based upon the best available information received from Hycarbex-American Energy, Inc., the operator of the well.

Liquidity and Capital Resources

Since emerging from bankruptcy, we have been funded through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to common stock, and from various loans and private sales of common stock and warrants. In the fourth quarter of our last fiscal year, we sold $3.95M of our Common stock and warrants. Of this amount, we have deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. We anticipate that the capital obtained from these prior transactions will provide sufficient working capital through early calendar 2007. We further anticipate that in early 2007 gas sales from the Haseeb No. 1 Well will begin and that actual production revenues will then meet our working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs. Since we do not have an existing credit facility to meet our capital needs, we will have to resort to private loan sources or additional sales of securities to meet these cash requirements should the distribution of production revenues be delayed. There can be no assurance that we will be successful in our efforts to raise the needed capital through such means.

Business Strategy and Prospects

We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company’s debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just under thirty million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the quarter ended June 30, 2005 will likewise provide a means of compensating key consultants in the coming months. During the current quarter, we issued 50,000 shares under this Registration Statement at a value of $63,745 to our legal counsel in the ongoing litigation with Moin Hussain, Saleem Khan and Khan & Piracha. In the near term, we intend to continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases discussed below.

Pakistan Overriding Royalty

The Company, through its former subsidiary, Hycarbex, expended in excess of $10,000,000 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”. We did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts prior to the sale of the subsidiary, but have announced the success of the Haseeb No. 1 well and the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. While the subsequent Al-Ali #1 Well did not prove commercially successful and is under review to determine whether it can be completed as a producing well, we strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues are expected to be used by the Company for further investment in other revenue generating assets or business activities.

Galveston County, Texas Leases

In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an “after-payout” 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We previously asserted to Smith Energy our contention that “payout” has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy, and Smith Energy disputed our contention. On April 14, 2006, we entered into a Compromise Settlement Agreement with Smith Energy and Howard A. Smith, fully resolving the dispute without the need for further litigation. Under the settlement terms, we agreed to relinquish our 15% back in interest in the mid-range zones in exchange for Smith Energy’s overriding royalties in the deep zones, access to Smith Energy’s existing high quality 3D seismic data covering the leases, and a stipulation by Smith Energy that we can operate all wells drilled by us or our agents in the deep zones and, where needed, utilize existing Smith Energy roads, water injection wells, and other facilities.

We are exploring the various opportunities to realize value from these deep rights, including potential farmout or sale. The best course for these assets has not been determined, but the leases are held in force by third party production and, therefore, do not require development of these rights by a certain date.
.
Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2006.

ITEM 3- CONTROLS AND PROCEDURES

In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

PART II-OTHER INFORMATION

Pursuant to the Instructions on Part II of Form 10-QSB, items 2, 3, 4 and 5 have been omitted.

ITEM 1-LEGAL PROCEEDINGS

On January 12, 2006, a lawsuit was filed in the 281st Judicial District Court of Harris County, Texas against the Company, the Company’s subsidiary, The American Energy Operating Corp., Hycarbex-American Energy, Inc., Pierce Onthank, individually, Iftikhar Zahid, individually, and Georg Friedher Von Canal, individually, titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. American Energy Operating Corp. was dismissed from the suit by the Plaintiffs very soon after the filing. The Plaintiffs are Moin Hussain, who originally incorporated Hycarbex, Inc. in 1985, and Saleem Khan, and Khan & Piracha, who are Pakistan-based attorneys. According to the Plaintiffs’ pleadings, the Plaintiffs allege that in 1995, shortly after the petroleum exploration license covering the Jacobabad Block 2768-4 was awarded to Hycarbex, Inc., The American Energy Group, Ltd. acquired all of the outstanding common stock of Hycarbex, Inc. The Plaintiffs further state in their pleadings that consideration for the sale of the stock included a 1% overriding royalty assigned to Hussain, and that Hussain subsequently assigned two tenths of one percent of same to Saleem Khan. Plaintiffs further assert that in connection with the subsequent acquisition by Hycarbex, Inc. of the Yasin block in 2001, Khan & Piracha assisted in the acquisition and were allegedly promised by Hycarbex, Inc. that they would receive twenty percent (20%) working interest in the Yasin Concession. The Plaintiffs specifically allege that Defendants, through Hycarbex, Inc., entered into a written agreement whereby Hycarbex, Inc. agreed to hold their respective portions of the concession in trust for Khan and Piracha. The Plaintiffs allege that the several Defendants have failed to honor the alleged commitments without identifying the specific party responsible for the alleged obligation. As of September 30, 2006, Mr. Zahid and Mr. Von Canal have not been personally served and have not otherwise made an appearance in the lawsuit. The Company, Hycarbex-American Energy, Inc., American Energy Operating Corp. and Pierce Onthank have answered the lawsuit denying all liability. The Company, Hycarbex-American Energy, Inc., and Pierce Onthank have likewise filed a counterclaim against Saleem Khan, and Khan & Piracha alleging a breach of fiduciary duty and coercion on their part in relation to their attempts to obtain a 20% working interest in the concession while serving as legal counsel to Hycarbex, Inc. Discovery was ongoing during the quarter ended September 30, 2006. The Company intends to continue to defend the allegations of the Plaintiffs and to prosecute the counterclaim.

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

THE AMERICAN ENERGY GROUP, LTD.

By	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive Officer, Principal Financial Officer and Director

DATED: November 14, 2006