Form 10QSB
period 2006-12-31
AMERICAN ENERGY GROUP LTD
filed 2007-02-20
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
          OF 1934 For the transition period from ____________ to ______________


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

 As of February 16, 2007, the number of Common shares outstanding was 30,079,182

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB


PART I-FINANCIAL INFORMATION                                              PAGE

Item 1.         Financial Statements ................................       3

Item 2.         Management's Discussion and Analysis
                or Plan of Operation.................................       7

Item 3.         Controls and Procedures..............................       9

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings....................................      10

Item 6.         Exhibits.............................................      10

                          PART I-FINANCIAL INFORMATION

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     Assets

                                                                December 31,      June 30,
                                                                   2006            2006
                                                                (Unaudited)      (Audited)
                                                                ------------    ------------
Current Assets
     Cash                                                       $    594,157    $  1,138,209
     Funds reserved for acquisitions                               2,100,000       2,000,000
     Prepaid expenses                                                 13,646          39,318
                                                                ------------    ------------

         Total Current Assets                                      2,707,803       3,177,527
                                                                ------------    ------------

Property and Equipment
     Office equipment and leasehold improvements                      36,980           6,786
     Accumulated depreciation                                         (2,529)           (966)
                                                                ------------    ------------

         Net Property and Equipment                                   34,451           5,820
                                                                ------------    ------------

Other Assets
     Security deposit                                                 22,209          22,209
                                                                ------------    ------------

                   Total Assets                                 $  2,764,463    $  3,205,556
                                                                ============    ============

                      Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                           $     97,765    $     46,030
     Accrued liabilities                                              21,500          15,000
                                                                ------------    ------------

         Total Current Liabilities                                   119,265          61,030
                                                                ------------    ------------

Liabilities Not Subject to Compromise
     Accrued postpetition expenses                                    44,870          57,701
                                                                ------------    ------------

Liabilities Subject to Compromise
     Prepetition trade accounts payable                              238,588         238,588
     Prepetition accrued liabilities                                  45,500          45,500
     Current portion of capital lease obligation                         679             679
                                                                ------------    ------------

         Total Liabilities Subject to Compromise                     284,767         284,767
                                                                ------------    ------------

         Total Liabilities                                           448,902         403,498
                                                                ------------    ------------

Stockholders' Equity
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares;  30,079,182 and
       29,917,705 shares issued and outstanding, respectively         30,079          29,868
     Capital in excess of par value                                7,819,343       7,610,563
     Accumulated deficit                                          (5,533,861)     (4,838,373)
                                                                ------------    ------------

         Total Stockholders' Equity                                2,315,561       2,802,058
                                                                ------------    ------------

         Total Liabilities and Stockholders' Equity             $  2,764,463    $  3,205,556
                                                                ============    ============

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
      For the Three Months and Six Months Ended December 31, 2006 and 2005

                                                   Three Months Ended             Six Months Ended
                                            -----------------------------  ------------------------------
                                             December 31,    December 31,   December 31,    December 31,
                                                2006            2005           2006           2005
                                                              Restated                       Restated
                                             (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                            --------------  -------------  --------------  --------------
Revenue
    Oil and gas sales                       $            0  $           0  $            0  $            0
                                            --------------  -------------  --------------  --------------

Expenses
    Legal and professional                         244,499         46,833         376,293         110,801
    Administrative salaries                        104,000         93,000         197,000         186,000
    Depreciation                                       949            164           1,563             328
    Office overhead expenses                        18,157          5,110          32,550          10,264
    General and administrative                      51,701         30,010         106,745         139,363
                                            --------------  -------------  --------------  --------------

    Total Expenses                                 419,306        175,117             714,151        446,756
                                            --------------  -------------  --------------  --------------

    Net Operating Profit (Loss)                  (419,306)      (175,117)           (714,151)      (446,756)
                                            --------------  -------------  --------------  --------------

Other Income and (Expense)
    Interest income                                  8,548              0          18,663               0
    Interest expense                                     0         (5,286)              0         (11,358)
                                            --------------  -------------  --------------  --------------

    Net Other Income (Expense)                       8,548         (5,286)         18,663         (11,358)
                                            --------------  -------------  --------------  --------------

    Net (Loss) Before Tax                         (410,758)      (180,403)       (695,488)       (458,114)

    Federal Income Tax                                   0              0               0               0
                                            --------------  -------------  --------------  --------------

    Net (Loss) for the Period               $     (410,758) $    (180,403) $     (695,488) $     (458,114)
                                            ==============  =============  ==============  ==============

    Basic Loss Per Common Share             $         (.01) $        (.01) $         (.02) $         (.01)
                                            ==============  =============  ==============  ==============

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2006 and 2005

                                                                                          2006
                                                                           2005          Restated
                                                                        (Unaudited)     (Unaudited)
                                                                        -----------     -----------
Cash Flows From Operating Activities
     Net (loss)                                                         $  (695,488)    $  (458,114)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation                                                        1,563             329
          Common stock issued for services                                  162,793         125,550
          Commons stock issued for accrued expenses                          46,198               -
          Additional expense for warrant issuance                                 -          88,714
     Changes in operating assets and liabilities
          (Increase) decrease in prepaid expenses                            25,672         (23,362)
          Increase (decrease) in accounts payable                            51,735          39,000
          Increase (decrease) in accrued postpetition liabilities           (12,831)              -
          Increase (decrease) in accrued expenses
            and other current liabilities                                     6,500          22,657
                                                                        -----------     -----------

       Net Cash Provided By (Used In) Operating Activities                 (413,858)       (205,226)
                                                                        -----------     -----------

Cash Flows From Investing Activities
     Funds reserved for acquisitions                                       (100,000)              -
     Expenditures for property and equipment                                (30,194)             (-)
                                                                        -----------     -----------

       Net Cash (Used In) Investing Activities                             (130,194)             (-)
                                                                        -----------     -----------

Cash Flows From Financing Activities
     Proceeds from the issuance of warrants                                       -         105,000
     Cash received on stock subscription                                          -          27,000
     Cash received for stock issued                                               -         110,000
                                                                        -----------     -----------

       Net Cash Provided By Financing Activities                                  -         242,000
                                                                        -----------     -----------

       Net Increase (Decrease) in Cash                                     (544,052)         36,774

       Cash and Cash Equivalents, Beginning of Period                     1,138,209             227
                                                                        -----------     -----------

       Cash and Cash Equivalents, End of Period                         $   594,157     $    37,001
                                                                        ===========     ===========


Cash Paid For:
     Interest                                                           $         -     $     6,072
     Taxes                                                              $         -     $         -

Non-Cash Financing Activities:
     Common stock issued for services rendered                          $   162,793     $         -
     Common stock issued for accrued expenses                           $    46,198     $         -
     Warrants issued for payment of debt                                $         -     $    50,000


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 2006

GENERAL

The American Energy Group, Ltd. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ended December 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2006.


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

RESTATEMENT

The financial statements for the quarter ended December 31, 2005 were restated to reflect the changes identified below. Management and the Board of Directors concluded these restatements were necessary to reflect the changes described below.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

* The future results of drilling individual wells and other exploration and development activities;

* Future variations in well performance as compared to initial test data; . Future events that may result in the need for additional capital; . Fluctuations in prices for oil and gas; . Future drilling and other exploration schedules and sequences for various wells and other activities;

* Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;

*    Our future ability to raise necessary operating capital.

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

         Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date indicates that the Haseeb No. 1 well will be a significant commercial gas well. While prior estimates of the commencement of gas sales were late 2006 and then the first calendar quarter of 2007, revised estimates received from Hycarbex-American Energy, Inc. indicate that the gas sales are expected to begin during the summer of 2007 based upon revised estimates for the completion of the contractual documents, the gas allocation notification and the physical connection to the line.

         Additional wells and seismic operations are currently planned by Hycarbex.

Results of Operations

         Our operations for the six months ending December 31, 2006 reflected a net loss of $714,151 attributable to salaries paid to the directors, legal and professional fees related to the prosecution and settlement of the Hussain/Khan lawsuit, office overhead, and administrative expense (See "Legal Proceedings" below). There were no revenues from operations and our sole business during the quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. Subsequent to emerging from bankruptcy, the Company has had no recurring income stream and has been solely dependent upon cash infusion from the sale of securities and loans which occurred in periods prior to the current quarter and which have been used and will continue to be used to finance salaries, legal expenses and administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are now expected to begin during the summer of calendar 2007 based upon revised timing estimates received from Hycarbex-American Energy, Inc., the operator of the well.

Liquidity and Capital Resources

         Since emerging from bankruptcy, we have been funded through the private sale of convertible debt securities totaling $575,000 pursuant to Second Amended Plan of Reorganization, all of which has been converted to common stock, and from various loans and private sales of common stock and warrants. In the fourth quarter of our last fiscal year, we sold $3.95M of our Common stock and warrants. Of this amount, we have deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. We anticipate that the capital obtained from these prior transactions will provide sufficient working capital through the estimated time that the Haseeb No. 1 Well sales into the pipeline will begin and that actual production revenues will then meet our working capital needs. However, there can be no assurance that the gas sales will begin at the time anticipated and we may require additional operating capital to meet future needs. Since we do not have an existing credit facility to meet our capital needs, we will have to resort to private loan sources or additional sales of securities to meet these cash requirements should the distribution of production revenues be delayed. There can be no assurance that we will be successful in our efforts to raise the needed capital through such means.

Business Strategy and Prospects

         We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just under thirty million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the quarter ended June 30, 2005 will likewise provide a means of compensating key consultants in the coming months. During the quarters ended December 31, 2006 and September 30, 2006, we issued 110,000 shares and 50,000, respectively, under this Registration Statement at values of $83,600 and $63,745, respectively, to our legal counsel in the then ongoing litigation with Moin Hussain, Saleem Khan and Khan & Piracha. This litigation was settled in December, 2006. In the near term, we intend to continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases discussed below.

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

Galveston County, Texas Leases

         In 1997, we purchased the interests of Luck Petroleum Corporation from its bankruptcy trustee in two oil and gas leases in Galveston County, Texas. The leases are situated in an area which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck Petroleum Corporation assigned these mid-range zones to Smith Energy, reserving for itself an "after-payout" 15% back-in working interest. Luck Petroleum Corporation also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being reserved to Luck Petroleum Corporation. We previously asserted to Smith Energy our contention that "payout" has occurred, as defined in the 1986 conveyance by Luck Petroleum Corporation to Smith Energy, and Smith Energy disputed our contention. On April 14, 2006, we entered into a Compromise Settlement Agreement with Smith Energy and Howard A. Smith, fully resolving the dispute without the need for further litigation. Under the settlement terms, we agreed to relinquish our 15% back in interest in the mid-range zones in exchange for Smith Energy's overriding royalties in the deep zones, access to Smith Energy's existing high quality 3D seismic data covering the leases, and a stipulation by Smith Energy that we can operate all wells drilled by us or our agents in the deep zones and, where needed, utilize existing Smith Energy roads, water injection wells, and other facilities.

         We are exploring the various opportunities to realize value from these deep rights, including potential farmout or sale. The best course for these assets has not been determined, but the leases are held in force by third party production and, therefore, do not require development of these rights by a certain date.

Off Balance Sheet Arrangements

         We had no off balance sheet arrangements during the quarter ended December 31, 2006.

ITEM 3- CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.


                            PART II-OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

         On January 12, 2006, a lawsuit was filed in the 281st Judicial District Court of Harris County, Texas against the Company, the Company's subsidiary, The American Energy Operating Corp., Hycarbex-American Energy, Inc., Pierce Onthank, individually, Iftikhar Zahid, individually, and Georg Friedher Von Canal, individually, titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar

Ahmed Zahid and Georg Friedher Von Canal. American Energy Operating Corp. was dismissed from the suit by the Plaintiffs very soon after the filing. The Plaintiffs were Moin Hussain, who originally incorporated Hycarbex, Inc. in 1985, and Saleem Khan, and Khan & Piracha, who are Pakistan-based attorneys. The plaintiffs' primary allegation was that a written document signed by Georg Von Canal, while claiming to be the President of Hycarbex, promised Khan & Piracha, a Pakistani law firm, a twenty percent (20%) carried working interest in the Yasin Concession for allegedly providing assistance to Hycarbex in extending the exploration license for the Concession in 2003. After the filing, Hycarbex provided the Company with written assurance that the Company's 18% overriding royalty interest in the Yasin Concession would not be impaired by the lawsuit, whatever the lawsuit results. American Energy, Hycarbex and Pierce Onthank also filed a counterclaim against Saleem Khan and Khan & Piracha alleging that the attempt to obtain a 20% carried working interest in the Concession while serving as legal counsel was a breach of fiduciary duty. During the quarter ended December 31, 2006, the lawsuit was settled. Under the terms of the settlement, all parties denied liability to one another. Hycarbex agreed to pay $800,000 to the plaintiffs upon execution of the settlement agreement. American Energy guaranteed collection from Hycarbex of this sum by plaintiffs and the sum has been fully paid by Hycarbex as agreed. Additionally, under the settlement terms, Hycarbex and American Energy have agreed, jointly and severally, to pay $450,000 to the plaintiffs by September 12, 2007. This agreement is supported by an agreed judgment which will remain in place against each company until the 2007 payment is made. All claims of every character asserted against Pierce Onthank and Iftikhar Zahid have been dismissed. The parties, while denying liability to one another, executed mutual, general releases, but the settlement documentation specifically excluded a release of Georg Friedher Von Canal by any party. The Company expects to satisfy the financial obligations of the settlement utilizing the proceeds of production from the Haseeb No. 1 Well.

Pursuant to the instructions on Part II of Form 10-QSB, items 2,3,4 and 5 were omitted.

ITEM 6- EXHIBITS

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


                                        THE AMERICAN ENERGY GROUP, LTD.


                                        By: /s/ R. Pierce Onthank
                                            ---------------------
                                        R. Pierce Onthank, President, Chief
                                        Executive Officer, Principal Financial
                                        Officer and Director


DATED: February 16, 2007