Form 10QSB
period 2007-05-15
AMERICAN ENERGY GROUP LTD
filed 2007-05-15
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
---      OF 1934 For the quarterly period ended March 31, 2007

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
                           ---------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
             ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   As of May 15, 2007, the number of Common shares outstanding was 30,498,956

       Transitional Small Business Issuer Format (Check one) Yes    No [X]
                                                                ---    ---

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB



PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.       Financial Statements ..................................         3

Item 2.       Management's Discussion and Analysis
              or Plan of Operation...................................         7

Item 3.       Controls and Procedures................................         9

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings......................................         10

Item 6.       Exhibits...............................................         10

                          PART I-FINANCIAL INFORMATION

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                     Assets
                                                     ------
                                                                              March 31,            June 30,
                                                                                2007                2006
                                                                             (Unaudited)          (Audited)
                                                                            ------------         ------------
Current Assets
--------------
     Cash                                                                  $     286,414         $  1,138,209
     Funds reserved for acquisitions                                           2,100,000            2,000,000
     Prepaid expenses                                                             16,176               39,318
                                                                            ------------         ------------

         Total Current Assets                                                  2,402,590            3,177,527
                                                                            ------------         ------------

Property and Equipment
----------------------
     Office equipment and leasehold improvements                                  41,064                6,786
     Accumulated depreciation                                                     (3,962)                (966)
                                                                            ------------         ------------

         Net Property and Equipment                                               37,102                5,820
                                                                            ------------         ------------

Other Assets
------------
     Security deposit                                                             22,209               22,209
                                                                            ------------         ------------

                   Total Assets                                            $   2,461,901         $  3,205,556
                                                                            ============         ============

                                        Liabilities and Stockholders' Equity
                                        ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                                      $      76,217         $     46,030
     Accrued liabilities                                                          97,724               15,000
                                                                            ------------         ------------

         Total Current Liabilities                                               173,941               61,030
                                                                            ------------         ------------

Liabilities Not Subject to Compromise
-------------------------------------
     Accrued postpetition expenses                                                32,050               57,701
                                                                            ------------         ------------

Liabilities Subject to Compromise
---------------------------------
     Prepetition trade accounts payable                                          238,588              238,588
     Prepetition accrued liabilities                                              45,500               45,500
     Current portion of capital lease obligation                                     679                  679
                                                                            ------------         ------------

         Total Liabilities Subject to Compromise                                 284,767              284,767
                                                                            ------------         ------------

         Total Liabilities                                                       490,758              403,498
                                                                            ------------         ------------

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,493,400 and
     29,867,705 shares issued and outstanding, respectively                       30,493               29,868
     Capital in excess of par value                                            8,306,321            7,610,563
     Accumulated deficit                                                      (6,365,671)          (4,838,373)
                                                                            ------------         ------------

         Total Stockholders' Equity                                            1,971,143            2,802,058
                                                                            ------------         ------------

         Total Liabilities and Stockholders' Equity                         $  2,461,901         $  3,205,556
                                                                            ============         ============

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
       For the Three Months and Nine Months Ended March 31, 2007 and 2006


                                                Three Months Ended        Nine Months Ended
                                                ------------------        -----------------
                                              March 31,    March 31,    March 31,    March 31,
                                                2007         2006         2007         2006
                                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                             ----------   ----------   ----------   -----------
Revenue
-------
    Oil and gas sales                        $        0   $        0   $       0    $        0
                                             ----------   ----------   ----------   ----------

Expenses
--------
    Legal and professional                     508,227       202,683      884,520     313,484
    Administrative salaries                    266,600        93,000      463,600     279,000
    Depreciation                                 1,433           164        2,996         492
    Office overhead expenses                    19,617         5,058       52,167      14,994
    General and administrative                  38,256        31,934      145,001     171,625
                                             ----------   ----------   ----------   ----------

    Total Expenses                             834,133       332,839    1,548,284      779,595
                                             ----------   ----------   ----------   ----------

    Net Operating Profit (Loss)               (834,133)     (332,839)  (1,548,284)    (779,595)
                                             ----------   ----------   ----------   ----------


Other Income and (Expense)
--------------------------
    Interest income                              2,323             0       20,986            0
    Interest expense                                 0        (6,064)          0       (17,422)
                                             ----------   ----------   ----------   -----------

    Net Other Income (Expense)                   2,323        (6,064)      20,986      (17,422)
                                             ----------   ----------   ----------   -----------

    Net (Loss) Before Tax                     (831,810)     (338,903)  (1,527,298)    (797,017)

    Federal Income Tax                               0             0           0             0
                                             ----------   ----------   ----------   -----------

    Net (Loss) for the Period                 $(831,810)   $(338,903  $(1.527,298)    $(797,017)
                                             ==========   ==========   ==========   ===========

    Basic (Loss) Per Common Share             $    (.03)   $   (.01)  $      (.05)    $    (.03)
                                             ==========   ==========   ==========   ===========


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 2007 and 2006

                                                                                2007                 2006
                                                                             (Unaudited)          (Unaudited)
                                                                            ------------         ------------

Cash Flows From Operating Activities
------------------------------------
     Net (loss)                                                            $ ( 1,527,298)      $  (  797,017)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation                                                             2,996                 492
          Common stock issued for services                                       650,185             214,450
          Commons stock issued for accrued expenses                               46,198                    -
          Additional expense for warrant issuance                                      -              88,714
     Changes in operating assets and liabilities
          (Increase) decrease in prepaid expenses                                 23,142              75,560
          Increase (decrease) in accounts payable                                 30,187              19,402
          Increase (decrease) in accrued postpetition liabilities             (   25,651)                   -
          Increase (decrease) in accrued expenses
                   and other current liabilities                                  82,724               86,321
                                                                            ------------         ------------

         Net Cash Provided By (Used In) Operating Activities                  (  717,517)          (  312,078)
                                                                            ------------         ------------

Cash Flows From Investing Activities
------------------------------------
        Funds reserved for acquisitions                                       (  100,000)                   -
     Expenditures for property and equipment                                  (   34,278)        (          -)
                                                                            ------------         ------------

         Net Cash (Used In) Investing Activities                              (  134,278)        (          -)
                                                                            ------------         ------------

Cash Flows From Financing Activities
------------------------------------
     Proceeds from the issuance of warrants                                            -              105,000
        Cash received for stock issued                                                 -              245,000
                                                                            ------------         ------------

         Net Cash Provided By Financing Activities                                     -              350,000
                                                                            ------------         ------------

         Net Increase (Decrease) in Cash                                      (  851,795)              37,922

         Cash and Cash Equivalents, Beginning of Period                        1,138,209                  227
                                                                            ------------         ------------

         Cash and Cash Equivalents, End of Period                           $    286,414         $     38,149
                                                                            ============         ============


Cash Paid For:
-------------
     Interest                                                               $          -         $     12,136
     Taxes                                                                  $          -         $          -

Non-Cash Financing Activities:
------------------------------
     Common stock issued for services rendered                              $    650,185         $          -
     Common stock issued for accrued expenses                               $     46,198         $     14,597
     Warrants issued for payment of debt                                    $          -         $          -

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                 March 31, 2007

GENERAL
-------

The American Energy Group, Ltd. and Subsidiary (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and nine months ended March 31, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended June 30, 2006.


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

         Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date indicates that the Haseeb No. 1 well will be a significant commercial gas well. While prior estimates of the commencement of gas sales were late 2006 and then the first calendar quarter of 2007, revised estimates received from Hycarbex-American Energy, Inc. indicate that the gas sales are expected to begin during the summer of 2007 based upon revised estimates for the completion of the contractual documents, the gas allocation notification, installation of appropriate surface facilities, and the physical connection to the line.

         Additional wells and seismic operations are currently planned by Hycarbex.

Results of Operations

         Our operations for the nine months ending March 31, 2007 reflected a net loss of $1,548,284 attributable to salaries paid to the directors, legal and professional fees related to the prosecution and settlement of Texas lawsuit , office overhead, and administrative expense (See "Legal Proceedings" below). There were no revenues from operations and our sole business during the quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. Subsequent to emerging from bankruptcy, the Company has had no recurring income stream and has been solely dependent upon cash infusion from the sale of securities and loans which occurred in periods prior to the current quarter and which have been used and will continue to be used to finance salaries, legal expenses and administrative overhead until the revenues from gas sales from the successful Haseeb No. 1 Well begin. These gas sales are now expected to begin during the summer of calendar 2007 based upon revised timing estimates received from Hycarbex-American Energy, Inc., the operator of the well.


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


Business Strategy and Prospects

         We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated the Company's debt burden, diminished its labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just under thirty million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the quarter ended June 30, 2005 will likewise provide a means of compensating key consultants in the coming months. During the quarter ended March 31, 2007, we issued 164,218 shares under this Registration Statement, at a total value of $186,175, 130,000 of which shares were issued to our legal counsel in the then ongoing litigation with Moin Hussain, Saleem Khan and Khan & Piracha. This litigation was settled in December, 2006. In the near term, we intend to continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases discussed below.


Pakistan Overriding Royalty

         The Company, through its Hycarbex subsidiary (before the sale of that subsidiary) expended in excess of $10,000,000 on drilling and seismic on the Jacobabad and Yasin concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". We did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts prior to the sale of the subsidiary, but have announced the success of the Haseeb No. 1 well and the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc.
The subsequent Al-Ali #1 Well did not prove commercially successful and is under review to determine whether it can be completed as a producing well. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. These revenues are expected to be used by the Company for further investment in other revenue generating assets or business activities.


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



Off Balance Sheet Arrangements

         We had no off balance sheet arrangements during the quarter ended March 31, 2007.


ITEM 3- CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.


                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         On January 12, 2006, a lawsuit was filed in the 281st Judicial District Court of Harris County, Texas against the Company, the Company's subsidiary, The American Energy Operating Corp., Hycarbex-American Energy, Inc., Pierce Onthank, individually, Iftikhar Zahid, individually, and Georg Friedher Von Canal, individually, titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp.,

Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. American Energy Operating Corp. was dismissed from the suit by the Plaintiffs very soon after the filing. The Plaintiffs were Moin Hussain, who originally incorporated Hycarbex, Inc. in 1985, and Saleem Khan, and Khan & Piracha, who are Pakistan-based attorneys. The plaintiffs' primary allegation was that a written document signed by Georg Von Canal, while claiming to be the President of Hycarbex, promised Khan & Piracha, a Pakistani law firm, a twenty percent (20%) carried working interest in the Yasin Concession for allegedly providing assistance to Hycarbex in extending the exploration license for the Concession in 2003. After the filing, Hycarbex provided the Company with written assurance that the Company's 18% overriding royalty interest in the Yasin Concession would not be impaired by the lawsuit, whatever the lawsuit results. American Energy, Hycarbex and Pierce Onthank also filed a counterclaim against Saleem Khan and Khan & Piracha alleging that the attempt to obtain a 20% carried working interest in the Concession while serving as legal counsel was a breach of fiduciary duty. During the quarter ended December 31, 2006, the lawsuit was settled. Under the terms of the settlement, all parties denied liability to one another. Hycarbex agreed to pay $800,000 to the plaintiffs upon execution of the settlement agreement. American Energy guaranteed collection from Hycarbex of this sum by plaintiffs and the sum has been fully paid by Hycarbex as agreed. Additionally, under the settlement terms, Hycarbex and American Energy have agreed, jointly and severally, to pay $450,000 to the plaintiffs by September 12, 2007. This agreement will be supported by an agreed judgment which will remain in place against each company until the 2007 payment is made. All claims of every character asserted against Pierce Onthank and Iftikhar Zahid have been dismissed. The parties, while denying liability to one another, executed mutual, general releases, but the settlement documentation specifically excluded a release of Georg Friedher Von Canal by any party. The Company expects to satisfy the financial obligations of the settlement utilizing the proceeds of production from the Haseeb No. 1 Well.


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

                               THE AMERICAN ENERGY GROUP, LTD.


                               By: /s/ R. Pierce Onthank
                               ----------------------
                               R. Pierce Onthank, President, Chief Executive Officer, Principal Financial Officer and Director

   DATED:  May 15, 2007