Form 10KSB
period 2007-06-30
AMERICAN ENERGY GROUP LTD
filed 2007-10-11
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
    FOR FISCAL YEAR ENDED JUNE 30, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
    1934
    FOR THE TRANSITION PERIOD FROM ___ TO ___

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

                           ---------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                    Yes [ ] No X

          The issuer had no revenues for the year ended June 30, 2007.

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 26, 2007, was $20,446,150.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X__ No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 As of October 10, 2007, the number of Common shares outstanding was 30,584,120

                   DOCUMENTS INCORPORATED BY REFERENCE - None


                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-KSB

PART 1                                                                              PAGE

Items 1 and 2.    Business and Properties.......................................      3

Item 3.           Legal Proceedings.............................................      8

Item 4.           Submission of Matters to a Vote of Security Holders...........      9

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters......      9

Item 6.           Management's Discussion and Analysis
                  or Plan of Operation..........................................     10

Item 7.           Financial Statements .........................................     14

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure......................................     14

Item 8A           Controls and Procedures.......................................     14

Item 8B           Other Information.............................................     14

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.............     14

Item 10.          Executive Compensation........................................     16

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters...............................     17

Item 12.          Certain Relationships and Related Transactions................     18

PART IV

Item 13.          Exhibits .....................................................     19

Item 14.          Principal Accountant Fees and Services........................     19

SIGNATURES......................................................................     19

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

Overview--Post-Bankruptcy

         Until our 2002 bankruptcy filing, we were an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan. We emerged from bankruptcy in January 2004 with two assets, an 18% gross overriding royalty in the Yasin Concession in Pakistan, and a working interest in an oil and gas lease in Galveston County, Texas. While the bankruptcy proceedings were pending, our producing oil and gas leases in Fort Bend County, Texas were foreclosed by a secured lender. Our non-producing Galveston County, Texas oil and gas lease rights were not affected by the foreclosure. In November 2003, we sold the capital stock of our then existing subsidiary, Hycarbex, which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey ("Hydro Tur"). We retained an 18.0% overriding royalty interest in the production which may be derived in the future from drilling operations. We emerged from bankruptcy in January 2004 with these two assets intact and with our sole business being the maintenance and management of these assets.

Acquisition of the Original Pakistan Concession and the 18% Royalty Interest in the Yasin Concession

         In April 1995, our wholly owned subsidiary at the time, Hycarbex-American Energy, Inc., acquired an exploration license for the Jacobabad (2768-4) Block in the Sindh Province of the Middle Indus Basin of Pakistan, approximately 230 miles northeast of the port city of Karachi. At that time, our assets and the assets of our subsidiaries included both North American and Pakistan development properties. Original exploration efforts on the Jacobabad Block indicated the presence of commercially viable natural gas in the area, but a commercial well was not achieved. On August 11, 2001, Hycarbex was awarded a new exploration license on the Yasin (2768-7) Block. Hycarbex was, at the time, required to relinquish some of its Jacobabad Concession acreage (the "Concession"). Due to management's belief that the acreage held great potential based upon geologic analysis and gas shows which appeared in the drilling of the Jacobabad wells, Hycarbex negotiated a simultaneous surrender of some of the Jacobabad acreage while retaining the desired acreage as part of the new Yasin Concession. As indicated below, in the latter stages of our bankruptcy proceedings, we sold all of the stock of our Hycarbex subsidiary to Hydro Tur and received an 18% gross royalty in the future production of the Yasin Concession.

Galveston County, Texas Assets

         In June 1997, we purchased the interests of Luck Petroleum Corporation ("Luck") in two oil and gas leases in Galveston County, Texas. The leases are situated in an area of the Texas Gulf Coast which is productive in multiple zones or horizons and the leases themselves have produced commercial quantities of oil and gas from both shallow and mid-range zones. In 1986, Luck assigned these mid-range zones to Smith Energy, reserving for itself an "after-payout" 15% back-in working interest. Luck also limited the depths assigned to Smith Energy, thereby resulting in depths generally greater than 10,000 feet being entirely reserved to Luck, except for a small overriding royalty in the deep zones which was also conveyed to Smith Energy. We succeeded to the interests of Luck free of liens and encumbrances as a result of the 1997 purchase. With regard to the mid-range zones, once "payout" has occurred, as defined in the 1986 conveyance by Luck to Smith Energy, we were entitled to receive 15% of the monthly working interest production from the existing Smith Energy wells on the leases. The leases also include deep zones under the leases which were acquired from Luck in which we own 100% of the working interest.

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

American Energy Operating Corp.

         Our 2002 bankruptcy proceedings did not include our inactive subsidiary, American Energy Operating Corp. ("AEOC"), our operating subsidiary which became inactive after certain producing oil and gas leases in Fort Bend County, Texas were foreclosed by the first lien creditor in early 2003. However, at the time of the initiation of our bankruptcy proceedings, AEOC carried on its books in excess of $250,000 in operating liabilities related to its operations on these oil and gas leases in Fort Bend County, Texas. In 2003, AEOC received notice from the enforcement division of the Railroad Commission of Texas ("Railroad Commission") that three (3) abandoned wells in the North Dayton Field previously operated by AEOC several years prior to 2003 were required to be plugged in accordance with Railroad Commission procedures and rules. We were not made a party to the proceedings by the Railroad Commission to enforce the plugging obligations. At that time, the plugging costs were estimated at less than $50,000 based upon estimates made by the Railroad Commission. These uncertain plugging costs, including potential daily penalties for non-compliance by AEOC, together with the high liabilities previously carried on our books related to AEOC's prior operations, formed the basis for us to cause AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings did not involve the Company. In January 2006, the Railroad Commission of Texas plugged the three wells with State of Texas funds and thereafter demanded from AEOC reimbursement of the costs from AEOC based upon federal bankruptcy statutory exclusions to discharge in bankruptcy related to environmental matters. In July, 2006, these bankruptcy proceedings were closed by the acting Trustee. The closure of the proceedings did not eliminate the plugging responsibility assigned by the State of Texas to AEOC due to these statutory exclusions. In order to resolve the liability of AEOC and to avoid potential claims against the former officers of AEOC, on July 28, 2006, we agreed to a settlement with the Railroad Commission under which $57,701.21 will be paid by us to the Railroad Commission of Texas in equal installments over eighteen months beginning August 28, 2006. (See also, "Legal Proceedings" herein).

Pakistan Activities and Additional Opportunities

         Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles). Most of this area remains virgin and unexplored as current cumulative drilling efforts total one exploratory well for every 1,370 square kilometers (529 square miles). According to the Ministry of Petroleum and Natural Resources ("MPNR"), cumulative drilling within Pakistan has resulted in a very encouraging success ratio of 1:3.5 based upon 177 commercial discoveries out of 620 wells drilled. The MPNR estimates Pakistan's current potential at 27 billion barrels of oil and 282 trillion cubic feet of gas. Since approximately 884 million barrels of oil and 52 trillion cubic feet of gas have been allocated to new discoveries, there are many undeveloped regions holding these estimated but untapped reserves. The Pakistani government's current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities for us to acquire exploration rights in these undeveloped areas.

Relevant Features of Pakistan Oil and Gas Laws

       In Pakistan, exploration licenses are awarded directly by the office of the President. Under the current rules, the term of each concession is twenty five (25) years with the opportunity for a five (year) extension. The rules are silent as to extensions beyond 30 years, but recent aggressive efforts by the government to privatize the oil and gas industry have resulted in requests from potential private bidders to clarify the possibility of additional extensions if wells continue to produce. At the time of a concession award, the recipient is awarded a 95% working interest and the remaining 5% is awarded to the government-owned Government Holdings (Private) Limited ("GHPL"). A twelve and one half percent (12.5%) royalty is also retained by the government of Pakistan. The 5% working interest held by GHPL is a "carried interest" and thus does not share in the costs of drilling and completion of the wells. Production profits and gains (as determined by a 1979 Income Tax Ordinance) are subject to a forty percent (40%) income tax. The working interest owners (other than GHPL) are also required to pay the President a production bonus should the production achieve certain milestones. A bonus of $500,000 is the first threshold at commencement of Commercial Production, then $1,000,000 upon achieving 30 million barrels of oil equivalent ("BPOE"), then $1,500,000 upon achieving 60 million BPOE, then $3,000,000 upon achieving 80 million BPOE and finally $5,000,000 upon achieving 100 million BPOE. Under the concession agreement, the production bonuses are required to be expended upon infrastructure in the area. The term "Commercial Production" is defined as production of petroleum from a Commercial Discovery which ensures at least the recovery of all expenses attributable to the discovery within a reasonable time and the earning of a reasonable profit. The term Commercial Discovery refers to a discovery well which is declared by the operator, then verified by an appraisal well, with the concurrence of the Operating Committee and the government, and which would justify economic development. If the operator believes that an appraisal well is not justified, then the working interest owners have the right to seek Commercial Discovery status on a one-well basis. At such time as the operator achieves a Commercial Discovery, GHPL has the right to increase its 5% working interest up to a maximum of 25% in the discovery area by reimbursing to the operator out of GHPL's share of production 5% of the costs of drilling and completion. Thereafter, GHPL must pay its proportionate share of all development costs. In the last several years, the government of Pakistan has not exercised its rights to increase its working interest when Commercial Discoveries occurred, but the option to do so is nevertheless included within each concession agreement.

         The concession agreements contain acreage relinquishment provisions which require relinquishment of 20% of the undeveloped acreage at the end of the initial term of the license and an additional 30% of the undeveloped acreage at the end of the second renewal period. The area surrounding producing wells may be retained, as determined by the government at the time of relinquishment. However, there is no relinquishment requirement if upon the Commercial Discovery, the operator applies for and is granted a "Lease". Such an application for Lease must be accompanied by a development plan disclosing how the operator intends to develop the acreage, equip the wells, and transport the resulting production. The Lease has a duration equivalent to the duration of the license.

         Under the current rules, working interests can be transferred with the approval of the Government. For example, in January 2005, Hycarbex transferred a ten percent (10%) working interest to Techno Petroleum (Private) Limited. There is, however, no existing registry for a non-cost bearing royalty carved from the working interest and transferred to a private party. Contracts which create such interests are legal and enforceable in Pakistan, just as in United States' venues, under the Pakistan law titled: Specific Relief Act of 1887. Like royalties in the United States, the royalty assigned to us is free of the costs of development and exploration and thus does not have the financial exposure associated with a working interest. However, title to the royalty interest is not registered similar to an interest in real estate as it would be in the United States. An overriding royalty interest in Pakistan is dependent upon the viability of the concession to continue in force. Therefore, forfeiture or surrender of the concession will result in elimination of the overriding royalty.

Gas Pricing in Pakistan

         The Oil and Gas Regulatory Authority ("OGRA") is the agency with jurisdiction over wellhead and consumer gas pricing. According to the OGRA, the pricing is directly linked to the international prices for crude oil and furnace oil. Prices are based upon a baseline of 1,000 British Thermal Units ("BTU"). If the gas which is sold has a BTU content which is less than or greater than 1,000 BTUs, the negotiated price is proportionately decreased or increased, respectively. The gas prices for each producing concession are published by the OGRA.

Early Drilling Efforts on Concession Acreage

         In the 1950's, Burmah Oil Company (predecessor to Pakistan Petroleum Ltd. ("PPL") drilled two wells on concession acreage to just over 5,800 feet, each of which indicated gas and oil. In the 1970's, Amoco Oil drilled a 15,000 feet well which also demonstrated gas and oil. The seismic database acquired in 1995 with the original Jacobabad Concession was extremely limited, consisting of only a few old Amoco vibroseis lines. In 1997, Hycarbex shot 262 km of new 2-D date and acquired the P9222 2-D line running north-south, just outside the eastern boundary of the concession and this data was processed. The remaining Amoco vibroseis data and all the remaining ODGC 2-D lines (approximately 600 km) were not processed when acquired. Hycarbex originally drilled four exploratory wells on the Jacobabad concession. The first well was drilled in 1998 to a depth sufficient to test the primary producing zone in the region. This well found natural gas in several zones and a drill stem test confirmed the presence of high-quality gas before operations were suspended. At the time, equipment available on the well site was inadequate to deal with downhole problems. We believe that this well could be redrilled. The second well, drilled in a different portion of the concession, encountered mechanical problems and did not reach sufficient depth to test any targeted formations. The third well encountered large quantities of hydrogen sulfide and carbon dioxide, which appeared to be confined to a relatively small area around the wellbore. In July 2000, approximately 40km of new seismic was shot and processed, but the acreage comprising the concession was so vast that early drillsite selection still involved some degree of speculation. In 2001, Hycarbex drilled its fourth well which likewise indicated natural gas in the Sui Main and upper Chiltan formations, but did not result in a commercial completion.

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

         The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first six (6) months of 2008 after completion of contractual documents, gas allocation, and construction of surface facilities. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

Hycarbex transfer of working interest to Techno Petroleum (Pvt) Limited

         Hycarbex (our former subsidiary) is the operator of the Yasin Concession and has been active in Pakistan since 1995. Hycarbex has expended over $20,000,000 in Pakistan in the drilling of five (5) exploration wells, and in generating 700 kilometers (435 miles) of high resolution 2D seismic data. Hycarbex employs 12 experienced technical, financial and energy professionals as its professional operations team. In January, 2005, Techno Petroleum (Pvt) Limited ("Techno") acquired ten percent (10%) of the Yasin Concession from Hycarbex with the approval of the Pakistan government. Techno is headquartered in Islamabad Pakistan and is a subsidiary of Techno Engineering Services (Private) Limited ("Techno Engineering") a large engineering and construction concern. Techno Engineering recently constructed a 500 mile, 26 inch diameter, white oil pipeline from Karachi to Mahmood Kot in cooperation with China Petroleum Engineering & Construction Corporation at an approximate cost of $400,000,000.

Seismic Database

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

The Al-Ali No. 1 Well

         Hycarbex commenced the Al-Ali No. 1 Well on the Yasin Concession on or about April 30, 2006. The well is being drilled by Oil & Gas Exploration Company Krakow Limited Poland, which also drilled the Haseeb No. 1 Well. The target Sui Main Limestone is expected to be encountered at 3,789 feet (1,155 kilometers) and the total depth is expected to be 5,577 feet (1,700 kilometers). The drillsite was selected using seismic data obtained by Hycarbex in the latter part of 2005 showing a 4-way closure for the target structure. The drilling of Al-Ali #1 Well as an exploratory well was undertaken to fulfill the work obligations for the third contract year under the Concession License. While gas shows were encountered during drilling, the gas volumes, on preliminary analysis, did not appear to be commercially viable and the well was plugged. The drilling data is being studied by Hycarbex, together with a review of the logging data by Schlumberger Oilfield Services, in order to determine if further operations would likely yield commercial volumes of gas.

Other Factors Affecting Pakistan Exploration Opportunities

         With regard to Pakistan in-country opportunities, experts view Pakistan as a country with realistic potential for the discovery of large oil and gas reserves. Previously perceived as containing far less oil and gas potential than the Arabian Peninsula countries, Pakistan has never received the extensive exploration efforts required to fully explore the vast and numerous structures warranting such attention. However, in recent years, a significant number of well known international oil and gas operators have moved into Pakistan, and their efforts have met with a high degree of success. These operators include BP Amoco and Premier from the United Kingdom, BHP from Australia, China Oil from China, OMV from Austria, Petronas from Malasia, MOL from Hungary and Shell Oil from the Netherlands. A number of new commercial discoveries have been announced in recent years. There is also geological data which suggests nearly identical structures with those of the Arabian Peninsula. Of the comparatively few (883) exploratory wells drilled, an above-average number have succeeded and this degree of success supports the position that Pakistan is a good location in which to focus exploration efforts.

         The MPNR openly states in its website that the agency felt a need to move toward a more liberalized and deregulated framework, with the government limiting its role to policy formulation and implementation. In its website under the section "Strategy to Achieve Mission", the Ministry states that its strategies will include deregulation, liberalization and privatization of oil, gas and mineral sectors.

         Exploration and production opportunities in Pakistan are attractive for a number of additional reasons. One such reason is high demand relative to the available supply. Domestic demand for natural gas greatly exceeds supply in Pakistan, and is expected to continue to do so for the foreseeable future. Pakistan is undergoing rapid economic growth. Energy represents a significant percentage of total Pakistani imports and the country currently imports over 80% of the oil it consumes, all at a significant cost.

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

         Pakistan sits in a strategic location geographically. The Republic of China has been aggressive in identifying potential sources of energy, including Pakistan, to fuel its exploding industrial economy. Several extremely large pipeline projects are in the planning stages. The World Bank compares Pakistan's economic energy intensity per GDP to its neighbors, China and India and rates Pakistan as the third fastest growing economy. Natural resources often provide a developing country with a significant portion of its hard currency reserves and therefore contribute to economic development in a material fashion. Pakistan's government has demonstrated a strong commitment to economic development and is working cooperatively with the oil and gas industry to further this agenda. These cooperative efforts will accelerate foreign investment in Pakistan, accelerate the development of additional oil and gas reserves, and reduce Pakistan's dependency upon imported sources of energy. Private investment is highly regarded as evidenced by the current efforts of Pakistan Petroleum Limited (PPL), which is state owned, to sell 51 percent of the company and to transfer management control to a strategic investor. (See discussion below regarding proposed changes to exploration rules to lengthen the terms of exploration licenses).

         While the region has shown some political instability and violence, including inside Pakistan's borders, the Government of Pakistan has proven to be an ally on the war against global terrorism.

Office Facilities

         In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. The office space contains approximately 3,574 square feet and is leased under a 5-year lease commencing April 1, 2006, at a rate of $11,913.33 per month for the initial year, $12,211.17 per month for the second year, $12,509.00 per month for the third year, $12,806.83 per month for the fourth year, and $13,104.67 per month for the final year. The lease contains a 5-year option period with base rental ranging from $13,402.50 in the first year of the option period to $14,593.83 in the final option year. For the year ending June 30, 2007, office rentals totaled $126,396. Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. Subsequent to the current fiscal year, the number of subleases was increased and some existing subleases were extended such that there are now four subleases with two years remaining on their term and one sublease with one year remaining on its term. The combined rentals attributable to the subleases is now $14,300 per month which approximately matches our monthly rental burden for the entire premises. We have subleased approximately eighty percent (80%) of our space and believe the retained space is adequate for our needs.

Employees

         As of June 30, 2007, we had three full-time employees, which include the President, Pierce Onthank, and two administrative assistants in the corporate office.

ITEM 3 - LEGAL PROCEEDINGS

         On January 12, 2006, a lawsuit was filed in the 281st Judicial District Court of Harris County, Texas against the Company, the Company's subsidiary, The American Energy Operating Corp., Hycarbex-American Energy, Inc., Pierce Onthank, individually, Iftikhar Zahid, individually, and Georg Friedher Von Canal, individually, titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. American Energy Operating Corp. was dismissed from the suit by the Plaintiffs very soon after the filing. The plaintiffs' primary allegation was that a written document signed by Georg Von Canal, while claiming to be the President of Hycarbex, promised Khan & Piracha, a Pakistani law firm, a twenty percent (20%) carried working interest in the Yasin Concession for allegedly providing assistance to Hycarbex in extending the exploration license for the Concession in 2003. American Energy, Hycarbex and Pierce Onthank filed a counterclaim against Saleem Khan and Khan & Piracha. During the quarter ended December 31, 2006, the lawsuit was settled. All claims of every character asserted against Pierce Onthank and Iftikhar Zahid were dismissed. The parties, while denying liability to one another, executed mutual, general releases, but the settlement documentation specifically excluded a release of Georg Friedher Von Canal by any party. Hycarbex further agreed to pay $800,000 to the plaintiffs upon execution of the settlement agreement. American Energy guaranteed collection from Hycarbex of this sum by plaintiffs and the sum was fully paid by Hycarbex as agreed. Additionally, under the settlement terms, Hycarbex and American Energy agreed, jointly and severally, to pay $450,000 to the plaintiffs by September 12, 2007, supported by an agreed judgment which was to remain in place until the $450,000 payment was made. Hycarbex timely paid the $450,000 sum and the agreed judgment was fully released subsequent to the fiscal year end.

         During the period ended June 30, 2004, The American Energy Operating Corp. ("AEOC"), our operating subsidiary which has been inactive since the producing Fort Bend County, Texas oil and gas leases were foreclosed in 2003, received notice from the enforcement division of the Railroad Commission of Texas, the agency responsible for regulating oil and gas activities in the State of Texas, that three (3) abandoned wells in the North Dayton Field previously operated by AEOC many years ago were required to be plugged in accordance with Commission procedures and rules. At that time, the plugging costs were estimated at less than $50,000 based upon estimates made by the Railroad Commission. At the time of the initiation of our bankruptcy proceedings in 2002, AEOC carried on its books in excess of $250,000 in operating liabilities related to its operations on these South Texas oil and gas leases. These uncertain plugging costs, including potential daily penalties for non-compliance by AEOC, together with the high liabilities previously carried on our books related to AEOC's prior operations, formed the basis for us to cause AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings did not involve us. In January 2006, the Railroad Commission of Texas plugged the three wells with State of Texas funds and thereafter demanded from AEOC reimbursement of the costs from AEOC based upon federal bankruptcy statutory exclusions to discharge in bankruptcy related to environmental matters. In July 2006, the acting Trustee for AEOC fully administered and closed the bankruptcy case. The closure of the proceedings did not eliminate the plugging responsibility assigned by the State of Texas to AEOC due to the statutory exclusions for environmental matters. In order to resolve the liability of AEOC and to avoid potential claims against the former officers of AEOC, on July 28, 2006, we agreed to a settlement with the Railroad Commission under which we agreed to pay $57,701.21 to the Railroad Commission of Texas in equal installments over eighteen months beginning August 28, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the year ended June 30, 2007.

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

  ---------------------------------------------- ---------------------------------- --------------------------------
                     Quarter                                   High                               Low
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2004                                            $0.55                             $0.20
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2005                                               $1.50                             $0.75
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2005                                                $3.03                             $0.50
  ---------------------------------------------- ---------------------------------- --------------------------------
  September 30, 2005                                           $1.82                             $1.15
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2005                                            $1.90                             $1.01
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2006                                               $1.98                             $1.30
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2006                                                $2.00                             $1.45
  ---------------------------------------------- ---------------------------------- --------------------------------
  September 30, 2006                                           $1.45                             $0.60
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2006                                            $1.40                             $0.40
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2007                                               $1.60                             $1.03
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2007                                                $1.49                             $0.85
  ---------------------------------------------- ---------------------------------- --------------------------------

As of June 29, 2007, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Bulletin Board, was $1.18. As of June 29, 2007, we had approximately 56 registered holders of our common stock (excluding holders in "street name"). As of June 30, 2007, there were 30,512,121 shares of common stock issued and outstanding. As of October 10, 2007, there were 30,584,120 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2007.

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
                                     (a)                     (b)               reflected in column (a))

                                                                                        (c)
========================================================================================================
Equity compensation plans            -0-                       -0-                      -0-
approved by security
holders
========================================================================================================
Equity compensation plans      2,000,000 Common               $1.00                     -0-
not approved by security
holders
========================================================================================================
          Total                   2,000,000                   $1.00                     -0-
========================================================================================================

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year. However, during the fiscal year we issued 644,416 shares registered under our 2005 Form S-8 in payment of services and payables.

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

         Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. ("Hycarbex"), the owner and operator of the Yasin 2768-7 Block, in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. Hycarbex's current revised estimates of the commencement of gas sales indicate that sales into the pipeline are expected to begin during the first six (6) months of 2008 based upon the timing estimates for the completion of contractual documents, gas allocation notification, construction of the surface facilities and physical connection to the gas sales line. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

         The drilling of Al-Ali #1 Well, the second well to which our overriding royalty pertains, was undertaken by Hycarbex to fulfill the work obligations for the third contract year under the Concession License and was not commercially successful. The well was plugged. The drilling data is being studied by Hycarbex, together with a review of the logging data by Schlumberger Oilfield Services, in order to determine if further operations would likely yield commercial volumes of gas.

         Additional wells and seismic operations are currently planned by Hycarbex.

Results of Operations

         Our operations for the period ending June 30, 2007 reflected a net operating loss of $1,610,897 as compared to $903,066 for the period ending June 30, 2006. The net operating loss for the current year increased by $707,831 for legal and professional fees related to the Moin Hussain/Khan & Piracha lawsuit and professional services related to the filing of our SB-2 Registration Statement during the first quarter. The current year's general and administrative expenses increased by $329,830 to $859,162 as a result of office rental and overhead charges and salaries paid to the President and to Dr. Iftikhar Zahid. There were no revenues from operations and our sole business during the fiscal year consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well.

Liquidity and Capital Resources

         After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the prior fiscal year, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin by mid-calendar 2007, which did not occur. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first six (6) months of 2008 after completion of contractual documents, gas allocation, and construction of surface facilities. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

          The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. We expect to replenish the escrow deposit with funds derived from future royalty sales.

         During the fourth quarter of the fiscal year ended June 30, 2005, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants. We anticipate that some critical services rendered by third party consultants during the 2008 fiscal year will be paid with common stock instead of cash assets.

Business Strategy and Prospects

         We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated our debt burden, diminished our labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over thirty million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the fiscal year ended June 30, 2005 continues to provide a means of compensating key consultants.

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

         On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc.. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2007, we had deposited a total of $2,100,000 with Hycarbex for application solely to possible royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

         We will continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases. While we await production revenues from the sale of gas from the Haseeb No. 1 well in Pakistan and the results of other exploration projects initiated by Hycarbex on the Yasin 2768-7 Block. We have also begun efforts to locate and acquire other royalty interests on one or more additional oil and gas concessions in Pakistan, using a portion of the proceeds of the $3.95M institutional private offering consummated in the fourth quarter of the prior fiscal year, and to locate an industry participant in our Galveston County, assets.

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

Galveston County, Texas Leases

         We believe that the deeper zones which we currently hold may have development potential. We are exploring the various opportunities to realize value from these deep rights, including potential sale. We have not yet determined the best course for these assets. These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date.

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements during the fiscal year ended June 30, 2007.

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

ITEM 8A-CONTROLS AND PROCEDURES

          In conjunction with this Annual Report on Form 10-KSB and the certification of the disclosures herein, the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures. This review, which occurred as of June 30, 2007, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to June 30, 2007.

ITEM 8B-OTHER INFORMATION

                  None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers of the Company at June 30, 2007, included the following persons, each of whom serves on the audit committee of the Company:

         ------------------------------------ ------------- -----------------------------------------------------
                        Name                      Age                             Position
         ------------------------------------ ------------- -----------------------------------------------------
         R. Pierce Onthank                         47       Director, President, CEO, CFO and Secretary-Treasurer
         ------------------------------------ ------------- -----------------------------------------------------
         Iftikhar Ahmed Zahid                      48       Director
         ------------------------------------ ------------- -----------------------------------------------------
         Karl Welser                               53       Director
         ------------------------------------ ------------- -----------------------------------------------------

         R. Pierce Onthank, age 47, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O'Neill, an investment banking company, in 1998.

         Dr. Iftikhar Zahid, age 48, has served as our Director since 2001. Dr. Zahid was educated at Murray College in Sailkot, Pakistan where he received a Degree in Science in 1976. Dr. Zahid received his degree in medicine from the Dow Medical College at Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid became Resident Director/Country Manager of the Pakistan Office of Hycarbex, our then-existing subsidiary. In June 2001, he was promoted to Vice-President and Resident Director of Hycarbex and joined us as a director. Since our sale of Hycarbex in November 2003, Dr. Zahid has been managing our 18% royalty interest in the Yasin Block Concession. In April 2004, Dr. Zahid was appointed President of Hycarbex and in November 2005, Dr. Zahid was appointed as a director of Hycarbex.

         Karl Welser, age 53, has been our Director since May, 2005. Mr. Welser has been actively involved in private real estate and finance ventures for family interests since 1999. After graduating from the Dr. Raeber/ZH &KV/ZH business school in Zurich in 1972, Mr. Welser joined Bank J. Vontobel which specialized in private financial management. From 1977-1980, Mr. Welser attended the Zurich Management School where he obtained his Economist KSZH degree. From 1980 through 1998, while employed at Zurcher Kantonalbank, Bankinstitut and UBS in Zurich, Switzerland, respectively, Mr. Welser's primary activities included analysis of the securities markets. From 1999 forward, Mr. Welser has managed family financial interests outside of the public sector.

Board of Directors

         We held two physical meetings and eight telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2007, and the Board of Directors took action at Board meetings or by unanimous written consent 18 times during that period. Mr. Onthank and Dr. Zahid are our only Directors who are also our officers and/or operations executives.

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

Nomination and/or Appointment of Directors

         The Board of Directors has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. The consideration of candidates nominated by directors is at the Board's discretion. We believe this practice is adequate based on the size of our business and current Board member qualifications. Our Bylaws do not contain a specific procedure for nomination of persons to serve for election to the Board of Directors. Our Bylaws provide that the number of Directors shall be not less than two nor more than seven. Vacancies in the Board of Directors may be filled by a majority of remaining Directors.

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

Code of Ethics

         In September 2004, we adopted a Code of Ethics that is applicable to all directors, officer and employees. A copy of the Code of Ethics may be obtained without charge by writing to: The American Energy Group, Ltd., 1 Gorham Island Suite 303, Westport, Connecticut 06880.

ITEM 10-EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table reflects all forms of compensation for the fiscal years ended June 30, 2005, 2006 and 2007 for services provided by our executive officers and directors.

                                               SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                         ANNUAL COMPENSATION              LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------
                                                                                         Awards        Payouts
                                                                                  -----------------------------
                                                                          Other              Options/
                                                                          Annual  Restricted    SARs    LTIP   All Other
                                                                           Comp-    Stock    Warrants   payouts  Comp-
          Name               Title            Year        Salary   Bonus  ensation  Awarded     (#)       ($)   ensation
------------------------------------------------------------------------------------------------------------------------
R.Pierce Onthank(1)     President, CEO        2007       $204,000 $75,000   -0-      -0-        -0-      -0-      -0-
                         and Sec.             2006       $192,000   -0-     -0-      -0-        -0-      -0-      -0-
                         Treas.               2005       $192,000   -0-     -0-      -0-     1,000,000   -0-      -0-
------------------------------------------------------------------------------------------------------------------------
Dr. Iftikhar A. Zahid(1)      (2)             2007       $180,000 $75,000   -0-      -0-        -0-      -0-      -0-
                                              2006       $180,000   -0-     -0-      -0-        -0-      -0-      -0-
                                              2005       $180,000   -0-     -0-      -0-     1,000,000   -0-      -0-
------------------------------------------------------------------------------------------------------------------------

Notes to Summary Compensation Table:

(1) Between July 1, 2003 and January 31, 2004, neither Mr. Onthank nor Dr. Zahid received any cash compensation. Beginning February 1, 2004, each was paid $10,000 per month. Beginning April 1, 2004, Mr. Onthank's cash salary was increased to $16,000 per month and Dr. Zahid's cash salary was increased to $15,000 per month. Beginning April 1, 2007, Mr. Onthank's salary was increased to $20,000 per month.
(2) Dr. Zahid manages our assets in Pakistan. He holds no formal officer title with us.

                       Stock Option/SAR and Warrant Grants

There were no grants of stock options, SAR's or Warrants to executive officers or directors during the fiscal year ended June 30, 2006. There are currently no outstanding stock options or SAR's.


                   Aggregated Option/SAR/Warrant Exercises In
                  Last Fiscal Year and FY-End Option/SAR Values

----------------------------- ------------------ ----------------------- ---------------------- ----------------------
                                                                               Number of        Value of Unexercised
                                                                              Unexercised           In-The-Money
                                                                              Underlying            Options/SARs/
                               Shares Acquired                               Options/SARs/       Warrants at FY end
            Name               on Exercise (#)     Value Realized ($)     Warrants at FY end            ($);
                                                                                 (#);               Exercisable/
                                                                             Exercisable/           Unexercisable
                                                                             Unexercisable
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Pierce Onthank                       -0-                  -0-                 1,000,000/0            $510,000/0
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Iftikhar Zahid                       -0-                  -0-                 1,000,000/0            $510,000/0
----------------------------- ------------------ ----------------------- ---------------------- ----------------------

There were no stock options, SAR's or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2007.

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

--------------------------------------- ------------------ -------------------------- -----------------------------
 Name and address of beneficial owner    Title of Class       Number of Shares of      Percentage of Common Stock
                                            of Stock             Common Stock                     (1)
--------------------------------------- ------------------ -------------------------- -----------------------------
R. Pierce Onthank
1 Gorham Island Suite 303 Westport,       Common stock           2,500,000 (2)                  7.9% (2)
Connecticut 06680
--------------------------------------- ------------------ -------------------------- -----------------------------
Dr. Iftikhar A. Zahid
1 Gorham Island Suite 303                 Common stock           2,780,000 (2)                  8.8%(2)
Westport, Connecticut 06680
--------------------------------------- ------------------ -------------------------- -----------------------------
Karl Welser
1 Gorham Island Suite 303 Westport,       Common stock              353,000                       1.1%
Connecticut 06680
--------------------------------------- ------------------ -------------------------- -----------------------------
All Officers and Directors as a group     Common stock           5,539,000 (3)                   17.3%
(total of three)
--------------------------------------- ------------------ -------------------------- -----------------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2007. As of June 30, 2007 there were 30,512,121 shares of our common stock issued and outstanding.

(2) Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3) Includes 2,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          On May 12, 2006, we entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our director, Dr. Iftihhar Zahid, serves as President, under which Hycarbex will attempt to locate for the Company, and negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. Under the terms of the Agency Agreement, we may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2007, we had on deposit a total of $2,100,000 with Hycarbex for application solely to potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we may, at any time, terminate the agency relationship and the funds will be returned to us.

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

Audit Fees

         Audit fees billed by the Company's Principal Accountant were $12,418 during the year ended June 30, 2007.

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


                               THE AMERICAN ENERGY GROUP, LTD.


                               By:/s/ R. Pierce Onthank
                                  ---------------------------------

                               R. Pierce Onthank, President, Secretary, Director Chief Financial Officer and Principal Accounting Officer


DATED:   October 10, 2007

                         THE AMERICAN ENERGY GROUP, LTD.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2007 and 2006


                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm..................................................... F-3

Consolidated Balance Sheets................................................................................. F-4

Consolidated Statements of Operations....................................................................... F-5

Consolidated Statements of Stockholders' Equity............................................................. F-6

Consolidated Statements of Cash Flows....................................................................... F-9

Notes to the Consolidated Financial Statements............................................................. F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders of The American Energy Group, Ltd. and Subsidiaries
Westport, CT.

We have audited the accompanying consolidated balance sheets of The American Energy Group, Ltd. and Subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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






Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
September 25, 2007


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                           Consolidated Balance Sheets
                          For the Years Ended June 30,

                                                       Assets

                                                                                  2007              2006
                                                                             -----------          ----------
Current Assets
     Cash (Note 1)                                                         $     112,957        $   1,138,209
     Funds reserved for acquisitions                                           2,100,000            2,000,000
     Prepaid expenses                                                                  -               39,318
                                                                            ------------         ------------

         Total Current Assets                                                  2,212,957            3,177,527
                                                                            ------------         ------------

Property and Equipment
     Office equipment                                                             16,261                6,786
     Leasehold improvements                                                       26,458                    -
     Accumulated depreciation                                                     (5,615)                (966)
                                                                            ------------         ------------

         Net Property and Equipment                                               37,104                5,820
                                                                            ------------         ------------

Other Assets
     Security deposit                                                             20,209               22,209
                                                                            ------------         ------------

                   Total Assets                                            $   2,270,270        $   3,205,556
                                                                              ==========           ==========

                                        Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                      $      41,650        $      46,030
     Accrued liabilities                                                         139,595               15,000
                                                                            ------------         ------------

         Total Current Liabilities                                               181,245               61,030
                                                                            ------------         ------------

Liabilities Not Subject to Compromise
     Accrued postpetition expenses                                                     -               57,701
                                                                            ------------         ------------

Liabilities Subject to Compromise
     Prepetition trade accounts payable                                                -              238,588
     Prepetition accrued liabilities                                                   -               45,500
     Current portion of capital lease obligation                                       -                  679
                                                                            ------------         ------------

         Total Liabilities Subject to Compromise                                       -              284,767
                                                                            ------------         ------------

         Total Liabilities                                                       181,245              403,498
                                                                            ------------         ------------

Stockholders' Equity (Notes 7 & 8)
----------------------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,512,121 and
     29,867,705 shares issued and outstanding, respectively                       30,512               29,868
     Capital in excess of par value                                            8,325,802            7,610,563
     Accumulated deficit                                                      (6,267,289)          (4,838,373)
                                                                            -----------          ------------

         Total Stockholders' Equity                                            2,089,025            2,802,508
                                                                            ------------         ------------

         Total Liabilities and Stockholders' Equity                        $   2,270,270        $    3,205,556
                                                                             ===========          ============



 The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                      Consolidated Statements of Operations
                          For the Years Ended June 30,


                                                                                2007                 2006
                                                                            ------------         ------------
Revenue                                                                    $           -         $          -
-------                                                                     ------------          -----------

General and Administrative Expenses
     Legal and professional                                                      747,086              373,014
     Depreciation and amortization expense                                         4,649                  720
     General and administrative                                                  859,162              529,332
                                                                            ------------         ------------

         Total Expenses                                                        1,610,897              903,066
                                                                            ------------         ------------

         Net Operating Loss                                                    1,610,897              903,066
                                                                            ------------         ------------

Other Income and (Expense)
     Interest income                                                              22,795                2,865
     Interest expense                                                               (118)             (38,806)
     Forgiveness of debt income                                                  284,767                    -
     Plugging expense settlement                                                (125,463)             (57,701)
     Warrant issuance                                                                  -           (1,396,199)
                                                                            ------------         ------------

         Total Other Income and (Expense)                                        181,981           (1,487,841)
                                                                            ------------         ------------

         Net Loss before Federal Income Tax                                   (1,428,916)          (2,390,907)

         Federal Income Tax                                                            -                    -
                                                                            ------------         ------------

         Net Loss                                                           $ (1,428,916)        $ (2,390,907)
                                                                             ===========         ============

         Basic Loss per Common Share                                        $      (0.05)        $      (0.09)
                                                                             ============        =============

         Weighted Average Number of Shares Outstanding                        30,158,934           27,624,094
                                                                            ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                       F-5


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                For the Period July 1, 2005 through June 30, 2007

                                                Common Stock
                                                ------------
                                                                      Capital in Excess  Prepaid       Accumulated
                                           Shares         Amount        of Par Value     Expenses        Deficit       Totals
                                           ------         ------        ------------     --------        -------       ------

Balance, June 30, 2005                 27,139,584     $  27,140      $  1,860,545     $ (31,382)    $   (2,447,466)  $ (591,163)

Amortization of expenses
prepaid with common stock                       -             -                 -         31,382                 -       31,382

September 2005, conversion
of debt upon issuance of
100,000 warrants                                -             -            50,000              -                 -       50,000

September 2005, issuance
of 160,000 warrants for
cash at $0.50 per share                         -             -            80,000              -                 -       80,000

September 2005, valuation
expense for 260,000 warrants
issued                                          -             -            88,714                                -       88,714

Warrants issued for services
rendered                                        -             -            67,446                                -       67,446

November 2005, new shares
issued for payables at $1.49
per share                                  22,500            22            33,625                                -       33,647

December 2005, new shares
issued for services at $1.42
per share                                  75,000            75           106,425                                -      106,500

December 2005, new shares
issued for cash at $0.90
per share                                 122,222           122           109,878                                -      110,000

January 2006, new shares
issued for cash at $1.35
per share                                 100,000           100           134,900                                -      135,000

January 2006, new shares
issuedfor services at $1.95
per share                                   1,000             1             1,949                                -        1,950

January 2006, new shares issued for
payables incurred for services rendered
during July 2005 through December
2005 at a weighted average price of
$1.49 per share                            26,107            26            38,974                                -       39,000

February 2006, new shares issued
for services at $1.37 per share            35,000            35            47,915                                -       47,950

 The accompanying notes are an integral part of these consolidated financial statements.

                                       F-6


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                For the Period July 1, 2005 through June 30, 2007

                                                Common Stock
                                                ------------
                                                                      Capital in Excess  Prepaid          Accumulated
                                           Shares         Amount        of Par Value     Expenses           Deficit       Totals
                                           ------         ------        ------------     --------           -------       ------


April 2006, new shares issued for
payables at $1.60 per share                12,181            12            19,488                                -       19,500

April 2006, new shares issued for
payables  at $1.89 per share               10,582            11            19,989                                -       20,000

May and June 2006, new shares
Through private placement at
$1.70 per share                         2,323,529         2,324         3,947,676                                -    3,950,000

May 2006, valuation expense
for 1,161,766 warrants issued
in accordance with terms of
private placement                               -             -         1,240,039                                -    1,240,039

Offering costs related to
private placement                               -             -          (237,000)                               -     (237,000)

Net (loss) for the year ended
June 30, 2006                                                                                           (2,390,907)  (2,390,907)
                                     --------------     ------------   --------------     ----------- ------------  ------------

Balance June 30, 2006                  29,867,705     $   29,868      $ 7,610,563         $        -- $ (4,838,373) $ 2,802,058
                                    ---------------     ------------- ---------------     ----------- ------------- ------------

September 2006, new shares issued for
payables incurred for services rendered
during July 2006 through September 2006
at a weighted average price of $1.27
per share                                  50,000            50            63,695                   -            -       63,745

November 2006, new shares issued for
payables incurred for services rendered
during October 2006 through December
2006 at a weighted average price of
$0.76 per share                           110,000            110           83,490                   -            -       83,600

December 2006, new shares issued for
payables incurred for services rendered
during December 2005 through October,
2006 at a weighted average price of
$1.19 per share                            51,477             51           61,596                   -            -       61,647

January 2007, new shares issued
for services at $1.10 per share           205,000            205          225,295                   -            -      225,500

January, 2007, new shares issued
for services at $1.35 per share             3,000              3            4,047                   -            -        4,050


 The accompanying notes are an integral part of these consolidated financial statements.

                                       F-7


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                For the Period July 1, 2005 through June 30, 2007

                                                Common Stock
                                                ------------
                                                                      Capital in Excess  Prepaid          Accumulated
                                           Shares         Amount        of Par Value     Expenses           Deficit      Totals
                                           ------         ------        ------------     --------           -------      ------


March, 2007, new shares issued
for services at $1.25 per share            175,000           175           218,575              -                -      218,750

March, 2007, new shares issued for
payables at $1.27 per share                  5,118             5             6,495              -                -        6,500

March, 2007, new shares issued for
payables at $1.24 per share                 26,100            26            32,565              -                -       32,591

June, 2007, new shares issued
for services at $1.05 per share             18,721            19            19,481              -                -       19,500

Net (loss) for the year ended
June 30, 2007                                                                                           (1,428,916)  (1,428,916)
                                      ------------    ----------       -----------    -----------     ------------ ------------

Balance June 30, 2007                   30,512,121   $    30,512      $  8,325,802    $         -     $ (6,267,289) $ 2,089,025
                                     =============   ===========       ===========    ===========     ============ ============

 The accompanying notes are an integral part of these consolidated financial statements.
                                       F-8


                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,

                                                                                  2007              2006
                                                                              -----------         ----------

Cash Flows From Operating Activities
------------------------------------
     Net loss                                                              $   (1,428,916)       $  (2,390,907)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation                                                              4,649                  720
          Common stock issued for current debt and services                       692,819              259,511
          Debt forgiven on liabilities subject to compromise                     (284,767)                   -
          Additional expense for warrant issuance                                       -            1,396,199
     Changes in operating assets and liabilities
          (Increase) decrease in prepaid expenses                                  39,318               20,860
           Increase (decrease) in deposits                                          2,000              (22,209)
          Increase (decrease) in accounts payable                                  18,684               28,398
          Increase (decrease) in accrued postpetition liabilities                 (28,856)              57,701
          Increase (decrease) in accrued expenses
                   and other current liabilities                                   95,750               20,209
                                                                             ------------         ------------

         Net Cash (Used In) Operating Activities                                 (889,319)            (629,518)
                                                                             ------------         ------------

Cash Flows From Investing Activities
------------------------------------
         Funds reserved for acquisitions                                         (100,000)          (2,000,000)
         Expenditures for property and equipment                                  (35,933)              (3,500)
                                                                            -------------         ------------

         Net Cash (Used In) Investing Activities                                 (135,933)          (2,003,500)
                                                                            -------------         ------------

Cash Flows From Financing Activities
------------------------------------
     Proceeds from convertible debt                                                     -               25,000
     Principal payments on long term debt                                               -             (292,000)
     Proceeds from the issuance of common stock                                         -            4,195,000
     Offering costs of common stock issuance                                            -             (237,000)
     Proceeds from the issuance of warrants                                             -               80,000
                                                                             ------------         ------------

         Net Cash Provided By Financing Activities                                      -            3,771,000
                                                                             ------------         ------------

         Net Increase (Decrease) in Cash                                       (1,025,252)           1,137,982

         Cash and Cash Equivalents, Beginning of Year                           1,138,209                  227
                                                                             ------------         ------------

         Cash and Cash Equivalents, End of Year                              $    112,957        $   1,138,209
                                                                              ===========          ===========

Cash Paid For:
--------------
     Interest                                                                $        118        $      43,195
     Taxes                                                                   $          -        $           -

Non-Cash Financing Activities:
------------------------------
     Common stock issued in satisfaction of
       accounts payable                                                       $    23,064        $      14,597
     Common stock issued for services rendered                                $   692,819        $     259,511
     Warrants issued for payment of debt                                      $         -        $      50,000


 The accompanying notes are an integral part of these consolidated financial statements.

                                       F-9

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006


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

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

         a. Organization (continued)

         On April 14, 2005, the Company's wholly owned inactive subsidiary, American Energy Operating Corp (AEOC) filed for a voluntary bankruptcy liquidation. AEOC does not have any assets but had liabilities in the amount of $334,927 as of June 30, 2006, which were segregated on the consolidated balance sheets as prepetition liabilities subject to compromise in the amount of $284,476 and accrued postpetition liabilities in the amount of $57,701.

         On July 24, 2006, the American Energy Operating Corp. received a final decree from the United States Bankruptcy Court - Southern District of Texas that the Company's estate had been fully administered and that the Chapter 7 was closed. As a result, the consolidated financial statements for the year ended June 30, 2007, include $284,767 of income related to debt discharged in bankruptcy.


         b. Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as going concerns. The Company has no operations and is dependent upon financing to continue its operations. It is management's plan to manage and maintain its two core assets and to develop these assets where possible to generate cash for further investment and growth. In the case of the southeast Texas oil and gas lease, generation of cash will likely require an outright sale or a partial sale with a retained interest in production, as the company does not have sufficient cash assets to conduct drilling operations or the bonding capacity to obtain operating authority under Texas regulations. With regard to the Pakistan royalty, the company does not have development rights or obligations and is dependent upon the success of the drilling program implemented by Hydro Tur (Energy) Ltd. During the year ended June 30, 2005, Hydro Tur (Energy) Ltd. announced the successful completion of its initial well, the Haseeb No. 1, which is anticipated to begin generating cash flows in the third quarter of calendar 2007. Hydro Tur (Energy) Ltd. has also expressed their commitment to accelerate their development activities in Pakistan as a result of the success of the Haseeb No.1 well. If either activity is successful in generating cash assets, management plans to seek out investment opportunities compatible with its focus upon oil and gas properties.

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

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

         e. Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


         f. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2007 and 2006, the Companies incurred total depreciation of $4,649 and 720, respectively.


         g. Basic Loss Per Share of Common Stock

                                              For the Year              For the Year
                                              Ended June 30,           Ended June 30,
                                                  2007                     2006
                                              -------------            -------------

                  Loss (numerator)              $ (1,428,916)          $(2,390,907)

                  Shares (denominator)             30,158,934           27,624,094
                                                   ----------           ----------

                  Per Share Amount              $       (0.05)         $     (0.09)
                                                  -----------          ------------

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

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

         k. Income Taxes

         At June 30, 2007, the Company had net operating loss carryforwards of approximately $46,923,484 that may be offset against future taxable income from the year 2007 through 2026. No tax benefit has been reported in the June 30, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                     Year Ended June 30,
                                                                                  2007              2006
                                                                             -----------          ----------

              Income tax benefit at statutory rate                         $     542,988         $    908,545
              Change in Valuation allowance                                     (542,988)            (908,545)
                                                                           =============         ============

                 Income Tax Expense                                        $           -         $          -
                                                                           =============         ============


              Deferred tax assets are comprised of the following:

                                                                                      Year Ended June 30,
                                                                                  2007              2006
                                                                             -----------          ----------

              Federal tax benefit of net operating loss carryforward       $  17,830,924         $ 17,287,936
              Valuation allowance                                            (17,830,924)         (17,287,936)
                                                                           =============         ============

                                                                           $           -         $          -
                                                                           =============         ============


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


        m. Concentration of Credit Risk

           Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash and cash equivalents with major financial institutions selected based on management's assessment of the banks' financial stability. Balances regularly exceed the $100,000 federal deposit insurance limit. The Company has not experience any losses on deposits.

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

         n.Restoration, Removal and Environmental Liabilities

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

           Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2007, the Company believes it has no such liabilities.


         o. New Accounting Pronouncements

           In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.


           In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.


           In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

         o. New Accounting Pronouncements (continued)

           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures regarding fair value measurements. SFAS 157 does not add any new fair value measurements, but it does change current practice and is intended to increase consistency and comparability in such measurement. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

           In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operations.

           In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a significant effect on its financial position or results of operations


Note 2 - Oil and Gas Properties
-------------------------------

         The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2007, the Company does not have any proved reserves as defined under Statement of Financial Accounting Standard No. 69 and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

         In addition, the Company holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2007, the Company had not received any royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006



Note 3 - Lease Commitments
--------------------------

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

        As of June 30, 2007, minimum future lease payments under this lease are as follows:

                  Year ended June 30, 2008               $  146,830
                  Year ended June 30, 2009                  153,386
                  Year ended June 30, 2010                  156,958
                  Year ended June 30, 2011                  144,155
                                                         ----------

                                                         $  601,329
                                                         ==========

        The Company incurred $126,396 of rent expense under this lease for the year ended June 30, 2007.

        Upon entering into the lease described above, the Company simultaneously executed three separate leases to sublet a portion of the office space obtained in the lease. The original lease terms of two of the sub leases are 2 years with combined monthly payments of $3,500 due the Company. The third sub lease is on a month to month basis and is for $2,000 per month. The Company is currently pursuing additional tenants to sub lease available space and anticipates that upon expiration of the above sub leases that either the current sub lease will renew or other tenants will then occupy the space.

        As of June 30, 2007, minimum future lease payments due the Company under these sub leases are as follows:

                  Year ended June 30, 2008                $  42,000
                                                           ========

       The Company received $56,000 from these sub-leases for the year ended June 30, 2007.


Note 4 - Common Stock
---------------------

        During November 2005, the Company issued 22,500 shares of common stock for payables valued at $33,647.

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

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006


Note 4 - Common Stock (continued):
----------------------------------

        During September 2006, the Company issued 50,000 shares of common stock for services and payables valued at $63,745.

        During November 2006, the Company issued 110,000 shares of common stock for services and payables valued at $83,600.

        During December 2006, the Company issued 51,477 shares of common stock for services and payables valued at $61,647.

        During January 2007, the Company issued 208,000 shares of common stock for services valued at $229,550.

        During March 2007, the Company issued 206,218 shares of common stock for services valued at $257,841.

        During June 2007, the Company issued 18,721 shares of common stock for services and payables valued at $19,500.


Note 5 - Common Stock Warrants
------------------------------

        Prior to July 1, 2005, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"), as permitted by FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). No stock-based employee compensation cost was recognized for stock option awards in the statement of operations for the periods prior to July 1, 2005, as all options granted under those plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant in accordance with APB 25.

        FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
        123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The warrants granted for the years ended June 30, 2007 and 2006 were based on the following assumptions:

                                                                                           June 30,
                                                                                ----------------------------
                                                                                  2007              2006
                                                                                -----------       ----------
              Dividend yield                                                          NA                   0
              Expected volatility                                                     NA                 100%
              Risk free interest                                                      NA       3.90 to 5.0.0%
              Expected lives                                                          NA           3-5 years

        For purposes of proforma disclosures, the estimated fair value of the warrants are included in expense over the vesting period or expected life of the warrant.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2007 and 2006.

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006

Note 5 - Common Stock Warrants (continued)
------------------------------------------
                                                                                  2007              2006
                                                                             -----------          ----------

              Net loss as reported                                         $  (1,428,916)        $ (2,390,907)

              Adjustment calculated in accordance with
                 SFAS 123                                                             (-)            (500,000)
                                                                           --------------       --------------

              Proforma net loss                                             $  (1,428,916)       $ (2,890,907)
                                                                            ==============     ===============

              Net loss per common share as reported                        $        (0.05)       $      (0.09)
                                                                            ==============     ===============

              Proforma net loss per common share                           $        (0.05)       $      (0.12)
                                                                            ===============    ===============

         No tax effects were included in the determination of proforma net loss because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred taxes.

         A summary of the status of the Company's stock warrants as of June 30, 2007 and 2006 is presented below:

                                                                                                               Weighted
                                                                                                                 Ave.
                                                                                 Stock         Exercise        Exercise
                                                                                Warrants         Price           Price
                                                                              --------------------------------------------

 Outstanding and Exercisable, June 30, 2005                                      2,000,000 $            1.00 $        1.00
 Granted                                                                         1,942,326         1.50-1.75          1.70
 Expired/Canceled                                                                        -                 -             -
 Exercised                                                                               -                 -             -
                                                                              --------------------------------------------

 Outstanding and Exercisable, June 30, 2006                                      3,942,326 $       1.00-1.70 $        1.34
                                                                              --------------------------------------------
 Granted                                                                                 -                 -             -
 Expired/Canceled                                                                        -                 -             -
 Exercised                                                                               -                 -             -
                                                                              --------------------------------------------

 Outstanding and Exercisable, June 30, 2007                                      3,942,326 $       1.00-1.70 $        1.34
                                                                              --------------------------------------------

         A summary of outstanding stock warrants at June 30, 2007 follows:

           Number of                              Remaining                               Weighted
          Common Stock                           Contracted           Exercise           Ave Exer.
         Equivalents          Expir. Date      Life (Years)              Price               Price
         -----------          -----------      ------------                   --------------------

             160,000       September 2008             1.250              $1.50               $1.50
             100,000       September 2008             1.250              $1.75               $1.75
              75.000        December 2008             1.500              $1.50               $1.50
           1,000,000        December 2010             3.875              $0.75               $0.75
             500,000        December 2010             3.875              $1.00               $1.00
             500,000        December 2010             3.875              $1.50               $1.50
           1,607,326             May 2011             4.917              $1.70               $1.70

                                      F-18

                 THE AMERICAN ENERGY GROUP, LTD. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                             June 30, 2007 and 2006

Note 6 - Related Party Transactions
-----------------------------------

         On May 12, 2006, the Company entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. The Company, in its discretion, may deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to the Company's approval of the transaction. As of June 30, 2007 and 2006, the Company had on deposit a total of $2,100,000 and $2,000,000, respectively, with Hycarbex for these potential acquisitions. In the event that no acquisitions are consummated, then the Company may, at any time, terminate the agency relationship and the funds will be returned to the Company.