Form 10QSB
period 2007-09-30
AMERICAN ENERGY GROUP LTD
filed 2007-11-14
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

 As of November 14, 2007, the number of Common shares outstanding was 30,584,120

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB



PART I-FINANCIAL INFORMATION                                      PAGE

Item 1.     Financial Statements ...................................3

Item 2.     Management's Discussion and Analysis
            or Plan of Operation....................................7

Item 3.     Controls and Procedures.................................9

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings.......................................9

Item 6.     Exhibits................................................10

                          PART I-FINANCIAL INFORMATION

                       THE AMERICAN ENERGY GROUP, LTD.
                                Balance Sheets

                                    Assets
                                    ------


                                                                       September 30,
                                                                            2007         June 30,
                                                                        (Unaudited)        2007
                                                                      ---------------- -------------
Current Assets
     Cash                                                             $        12,469  $    112,957
     Funds reserved for acquisitions                                        2,080,025     2,100,000
                                                                      ---------------- -------------

         Total Current Assets                                               2,092,494     2,212,957
                                                                      ---------------- -------------

Property and Equipment
     Office equipment                                                          26,458        16,261
     Leasehold improvements                                                    27,422        26,458
     Accumulated depreciation                                                 ( 7,304)      ( 5,615)
                                                                      ---------------- -------------

         Net Property and Equipment                                            46,576        37,104
                                                                      ---------------- -------------

Other Assets
     Security deposit                                                          17,009        20,209
                                                                      ---------------- -------------

                   Total Assets                                       $     2,156,079  $  2,270,270
                                                                      ================ =============

               Liabilities and Stockholders' Equity
----------------------------------------------------------------------
Current Liabilities
     Accounts payable                                                 $        27,905  $     41,650
     Accrued liabilities                                                      249,105       139,595
                                                                      ---------------- -------------

         Total Current Liabilities                                            277,010       181,245
                                                                      ---------------- -------------

         Total Liabilities                                                    277,010       181,245
                                                                      ---------------- -------------

Stockholders' Equity
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,535,830 and
     30,512,121 shares issued and outstanding, respectively                    30,536        30,512
     Capital in excess of par value                                         8,350,701     8,325,802
     Accumulated deficit                                                  ( 6,502,168)  ( 6,267,289)
                                                                      ---------------- -------------

         Total Stockholders' Equity                                         1,879,069     2,089,025
                                                                      ---------------- -------------

         Total Liabilities and Stockholders' Equity                   $     2,156,079  $  2,270,270
                                                                      ================ =============

The accompanying notes are an integral part of these financial statements.

                              THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
             For the Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                       2007            2006

Revenue                                                           $            -  $            -
                                                                  --------------- ---------------

General and Administrative Expenses
     Administrative salaries                                             121,800          93,000
     Legal and professional                                               63,146         131,794
     General and administrative                                           29,078          55,044
     Office overhead expenses                                             20,229          14,393
     Depreciation                                                          1,689             614
                                                                  --------------- ---------------

         Total Expenses                                                  235,942         294,845
                                                                  --------------- ---------------

         Net Operating (Loss)                                          ( 235,942)      ( 294,845)
                                                                  --------------- ---------------

Other Income and (Expense)
     Interest income                                                       1,742          10,115
     Interest expense                                                      ( 679)            ( -)
                                                                  --------------- ---------------

         Total Other Income and (Expense)                                  1,093          10,115
                                                                  --------------- ---------------

         Net (Loss) Before Tax                                         ( 234,879)      ( 284,730)

         Income Tax                                                             -              -
                                                                  --------------- ---------------

         Net (Loss)                                               $    ( 234,879) $    ( 284,730)
                                                                  =============== ===============

         Basic Loss per Common Share                              $       ( 0.01     ) $( 0.01 )
                                                                  =============== ===============

         Weighted Average Number of Shares Outstanding                30,534,293      29,876,038
                                                                  =============== ===============

The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
             For the Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                               2007             2006
                                                                               ----             ----

Cash Flows From Operating Activities
     Net loss                                                         $   ( 234,879 )$    ( 284,730)
     Adjustments to reconcile net loss to net cash
        (used in) operating activities:
           Depreciation                                                       1,689             614
           Common stock issued for debt and services                              -          63,745
     Changes in operating assets and liabilities:
           (Increase) decrease in prepaid expenses                                -          13,200
           (Increase) decrease in security deposits                           3,200
           Increase (decrease) in accounts payable                            4,678          16,578
           Increase (decrease) in accrued postpetition liabilities                          ( 3,216)
           Increase (decrease) in accrued expenses
                   and other current liabilities                            116,010          16,700
                                                                     -------------- ----------------

         Net Cash (Used In) Operating Activities                          ( 109,302 )     ( 177,109)
                                                                     -------------- ----------------

Cash Flows From Investing Activities
     Funds (reserved for) / released from acquisitions                       19,975       ( 100,000)
     Expenditures for property and equipment                               ( 11,161 )      ( 15,659)
                                                                     -------------- ----------------

         Net Cash Provided By (Used In) Investing Activities                  8,814       ( 115,659)
                                                                     -------------- ----------------

Cash Flows From Financing Activities

         Net Cash Provided By (Used In) Financing Activities                      0               0
                                                                     -------------- ----------------

         Net (Decrease) in Cash                                           ( 100,488 )     ( 292,768)

         Cash and Cash Equivalents, Beginning of Period                     112,957       1,138,209
                                                                     -------------- ----------------

         Cash and Cash Equivalents, End of Period                     $      12,469  $      845,441
                                                                     ============== ================


Cash Paid For:
     Interest                                                         $         679  $            -
     Taxes                                                            $           -  $            -

Non-Cash Financing Activities:
     Common stock issued for services rendered                        $           -  $       63,745
     Common stock issued for payment of debt                          $      24,923  $            -

The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                               September 30, 2007

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.


Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------



                                     For the three          For the three
                                     months ended,          months ended,
                                     Sept 30, 2007          Sept 30, 2006

    Loss (numerator)             $          ( 234,879)   $          ( 284,730)

    Shares (denominator)                   30,534,293              29,876,038
                                 --------------------- -----------------------

    Per Share Amount             $              (0.01)   $              (0.01)
                                 --------------------- -----------------------


The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 3,942,326 shares of common stock are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.


Note 3 - Common Stock
---------------------

      During July 2007, the Company issued 23,709 shares of common stock for payables valued at $24,922.

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

Results of Operations

      Our operations for the period ending September 30, 2007 reflected a net operating loss of $235,942 as compared to $294,845 for the period ending September 30, 2006, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first six (6) months of calendar 2008, but these are estimates only which may be further revised by Hycarbex.

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

Business Strategy and Prospects

      We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated our debt burden, diminished our labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just over thirty one million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the fiscal year ended June 30, 2005 continues to provide a means of compensating key consultants.

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

      On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc.. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of September 30, 2007, we had deposited a total of $2,080,025 with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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

Pakistan Overriding Royalty/Recent Political Developments

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

      On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. As of the date of this report, international news services such as Reuters report that President Musharraf has stated that he intends to conduct a general election as early as January 9, 2008. These political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

      We had no off balance sheet arrangements during the quarter ended September 30, 2007.


ITEM 3- CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.


                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

      On January 12, 2006, a lawsuit was filed in the 281st Judicial District Court of Harris County, Texas against the Company, the Company's subsidiary, The American Energy Operating Corp., Hycarbex-American Energy, Inc., Pierce Onthank, individually, Iftikhar Zahid, individually, and Georg Friedher Von Canal, individually, titled: M.S. Moin Hussain, Saleem Z. Khan and Khan & Piracha vs. The American Energy Group, Ltd., The American Energy Operating Corp., Hycarbex-American Energy, Inc. f/k/a Hycarbex, Inc., Pierce Onthank, Iftikhar Ahmed Zahid and Georg Friedher Von Canal. American Energy Operating Corp. was dismissed from the suit by the Plaintiffs very soon after the filing. The plaintiffs' primary allegation was that a written document signed by Georg Von Canal, while claiming to be the President of Hycarbex, promised Khan & Piracha, a Pakistani law firm, a twenty percent (20%) carried working interest in the Yasin Concession for allegedly providing assistance to Hycarbex in extending the exploration license for the Concession in 2003. American Energy, Hycarbex and Pierce Onthank filed a counterclaim against Saleem Khan and Khan & Piracha. During the quarter ended December 31, 2006, the lawsuit was settled. All claims of every character asserted against Pierce Onthank and Iftikhar Zahid were dismissed. The parties, while denying liability to one another, executed mutual, general releases, but the settlement documentation specifically excluded a release of Georg Friedher Von Canal by any party. Hycarbex further agreed to pay $800,000 to the plaintiffs upon execution of the settlement agreement. American Energy guaranteed collection from Hycarbex of this sum by plaintiffs and the sum was fully paid by Hycarbex as agreed. Additionally, under the settlement terms, Hycarbex and American Energy agreed, jointly and severally, to pay $450,000 to the plaintiffs by September 12, 2007, supported by an agreed judgment which was to remain in place until the $450,000 payment was made. Hycarbex timely paid the $450,000 sum and the agreed judgment was fully released.

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


                                      -10

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

                                 THE AMERICAN ENERGY GROUP, LTD.


                                 By:/s/ R. Pierce Onthank
                                    -----------------------------------
                                        R. Pierce Onthank,
                                        President, Chief Executive Officer,
                                        Principal Financial Officer and Director
DATED:  November 14, 2007