Form 10QSB
period 2007-12-31
AMERICAN ENERGY GROUP LTD
filed 2008-02-19
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended December 31, 2007

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
                           ---------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
             ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 As of February 14, 2008, the number of Common shares outstanding was 30,584,120

       Transitional Small Business Issuer Format (Check one) Yes    No [X]
                                                                ---    ---

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB



PART I-FINANCIAL INFORMATION                                               PAGE

Item 1.           Financial Statements ............................          3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation.............................          7

Item 3.           Controls and Procedures..........................          9

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings................................          9

Item 6.           Exhibits.........................................         10

                          PART I-FINANCIAL INFORMATION

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets

                                 Assets
                                 ------
                                                                December 31,
                                                                    2007            June 30,
                                                                (Unaudited)           2007
Current Assets
--------------
     Cash                                                       $     67,059      $     112,957
     Funds reserved for acquisitions                               1,900,110          2,100,000

         Total Current Assets                                      1,967,169          2,212,957

Property and Equipment
----------------------
     Office equipment                                                 26,458             16,261
     Leasehold improvements                                           27,422             26,458
     Accumulated depreciation                                         (8,993)            (5,615)

         Net Property and Equipment                                   44,887             37,104

Other Assets
------------
     Security deposit                                                 15,009             20,209

                   Total Assets                                 $  2,027,065      $   2,270,270

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                           $     42,566      $      41,650
     Accrued liabilities                                             285,682            139,595

         Total Current Liabilities                                   328,248            181,245

         Total Liabilities                                           328,248            181,245

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,584,120 and
     30,512,121 shares issued and outstanding, respectively           30,584             30,512
     Capital in excess of par value                                8,390,153          8,325,802
     Accumulated deficit                                          (6,721,920)        (6,267,289)

         Total Stockholders' Equity                                1,698,817          2,089,025

         Total Liabilities and Stockholders' Equity             $  2,027,065      $   2,270,270


   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
      For the Three Months and Six Months Ended December 31, 2007 and 2006
                                    Unaudited

                                        Three Months Ended                   Six Months Ended
                                ---------------------------------- ------------------------------------
                                  December 31,     December 31,      December 31,      December 31,
                                      2007             2006              2007              2006

Revenue                         $             0  $              0  $             0  $                0
-------                         ---------------- ----------------- ---------------- -------------------

Expenses
--------
    Administrative salaries             116,400           104,000          238,200             197,000
    Legal and professional               64,905           244,499          128,051             376,293
    General and administrative           34,342            51,701           63,420             106,745
    Depreciation                          1,689               949            3,378               1,563
    Office overhead expenses              1,316            18,157           21,545              32,550
                                ---------------- ----------------- ---------------- -------------------

    Total Expenses                      218,652           419,306          454,594             714,151
                                ---------------- ----------------- ---------------- -------------------

    Net Operating (Loss)               (218,652)         (419,306)        (454,594)           (714,151)
                                ---------------- ----------------- ---------------- -------------------


Other Income and (Expense)
--------------------------
    Interest income                           0             8,548            1,742              18,663
    Interest expense                     (1,100)                0           (1,779)                  0
                                ---------------- ----------------- ---------------- -------------------

    Net Other Income (Expense)           (1,100)            8,548             ( 37)             18,663)
                                ---------------- ----------------- ---------------- -------------------

    Net (Loss) Before Tax              (219,752)         (410,758)        (454,631)           (695,488)

    Income Tax                                0                 0                0                   0
                                ---------------- ----------------- ---------------- -------------------

    Net (Loss)                  $      (219,752) $       (410,758) $      (454,631) $         (695,448)
                                ================ ================= ================ ===================

    Basic Loss Per Common Share $          (.01) $           (.01) $          (.01) $             (.01)
                                ================ ================= ================ ===================

    Weighted Average Number
       Of Shares Outstanding         30,581,496        29,981,658       30,557,487          29,928,818
                                ================ ================= ================ ===================


   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
               For the Six Months Ended December 31, 2007 and 2006
                                   (Unaudited)

Cash Flows From Operating Activities                              2007           2006
------------------------------------                          ------------   ------------
 Net loss                                                     $  (454,631)   $  (695,488)
 Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation                                                    3,378          1,563
    Common stock issued for debt and services                           -        208,991
 Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses                             -         25,672
    (Increase) decrease in security deposits                        5,200
    Increase (decrease) in accounts payable                           916         51,735
    Increase (decrease) in accrued postpetition liabilities             -        (12,831)
    Increase (decrease) in accrued expenses
      and other current liabilities                               210,510          6,500
                                                              ------------   ------------

   Net Cash (Used In) Operating Activities                       (234,627)      (413,858)
                                                              ------------   ------------

Cash Flows From Investing Activities
------------------------------------
 Funds (reserved for) / released from acquisitions                199,890       (100,000)
 Expenditures for property and equipment                          (11,161)       (30,194)
                                                              ------------   ------------

    Net Cash Provided By (Used In) Investing Activities           188,729       (130,194)
                                                              ------------   ------------

Cash Flows From Financing Activities
------------------------------------

    Net Cash Provided By (Used In) Financing Activities                 0              0
                                                              ------------   ------------

    Net (Decrease) in Cash                                        (45,898)      (544,052)

    Cash and Cash Equivalents, Beginning of Period                112,957      1,138,209
                                                              ------------   ------------

    Cash and Cash Equivalents, End of Period                  $    67,059    $   594,157
                                                              ============   ============


Cash Paid For:
--------------
  Interest                                                    $     1,779    $         -
  Taxes                                                       $         -    $         -

Non-Cash Financing Activities:
------------------------------
  Common stock issued for services rendered                   $         -    $   162,793
  Common stock issued for payment of debt                     $    64,423    $    46,198

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                December 31, 2007

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.


Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------


                          Three Months Ended              Six Months Ended
                          ------------------              ----------------
                       December 31,  December 31,    December 31,   December 31,
                           2007          2006            2007           2006


 Loss (numerator)     $   (219,752)  $  (410,758)   $   (454,631)   $  (695,488)
                      ------------   -----------    ------------    -----------

 Shares (denominator)   30,581,496    29,981,658      30,557,487     29,928,818
                      ------------   -----------    ------------    -----------

 Per Share Amount     $      (0.01)  $     (0.01)   $      (0.01)   $     (0.01)
                      ============   ===========    ============    ===========

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

Note 3 - Common Stock
---------------------

        During October 2007, the Company issued 48,290 shares of common stock for payables valued at $39,500.

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

Results of Operations

     Our operations for the six months ended December 31, 2007 reflected a net operating loss of $454,594 as compared to $714,151 for the six months ended December 31, 2006, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first six (6) months of calendar 2008, but these are estimates only which may be further revised by Hycarbex.

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

     The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of December 31, 2007, we have withdrawn a total of $199,890 of the escrow deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

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

     On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc.. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of December 31, 2007, we had deposited a total of $1,900,110 with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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

     On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until the third week of February, 2008. Incidents of violence and political protest continue to occur within the country according to international news sources. These political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

     We had no off balance sheet arrangements during the quarter ended December 31, 2007.


ITEM 3- CONTROLS AND PROCEDURES

     In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

     There were no legal proceedings affecting the Company during the quarter ended December 31, 2007.

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

                           THE AMERICAN ENERGY GROUP, LTD.


                           By:/s/ R. Pierce Onthank
                              -----------------------------
                           R. Pierce Onthank, President, Chief Executive Officer, Principal Financial Officer and Director

DATED:  February 18, 2008