Form 10QSB
period 2008-03-31
AMERICAN ENERGY GROUP LTD
filed 2008-05-15
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

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

   As of May 14, 2008, the number of Common shares outstanding was 30,672,674

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB



PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.           Financial Statements ..................................    3

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation...................................    7

Item 3.           Controls and Procedures................................    10

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings......................................    10

Item 6.           Exhibits...............................................    10

                          PART I-FINANCIAL INFORMATION

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets

                                     Assets
                                     ------
                                                              March 31,
                                                                 2008          June 30,
                                                              (Unaudited)        2007
                                                              -----------    -----------
Current Assets
--------------

     Cash                                                     $     2,051    $   112,957
     Funds reserved for acquisitions                            1,837,145      2,100,000
                                                              -----------    -----------

         Total Current Assets                                   1,839,196      2,212,957
                                                              -----------    -----------

Property and Equipment
----------------------
     Office equipment                                              26,458         16,261
     Leasehold improvements                                        27,422         26,458
     Accumulated depreciation                                     (10,681)        (5,615)
                                                              -----------    -----------

         Net Property and Equipment                                43,199         37,104
                                                              -----------    -----------

Other Assets
------------
     Security deposit                                              15,009         20,209
                                                              -----------    -----------

                   Total Assets                               $ 1,897,404    $ 2,270,270
                                                              ===========    ===========

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                         $    49,555    $    41,650
     Accrued liabilities                                          311,969        139,595
                                                              -----------    -----------

         Total Current Liabilities                                361,524        181,245
                                                              -----------    -----------

         Total Liabilities                                        361,524        181,245
                                                              -----------    -----------

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,672,674 and
     30,512,121 shares issued and outstanding, respectively        30,673         30,512
     Capital in excess of par value                             8,446,064      8,325,802
     Accumulated deficit                                       (6,940,857)    (6,267,289)
                                                              -----------    -----------

         Total Stockholders' Equity                             1,535,880      2,089,025
                                                              -----------    -----------

         Total Liabilities and Stockholders' Equity           $ 1,897,404    $ 2,270,270
                                                              ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
       For the Three Months and Nine Months Ended March 31, 2008 and 2007
                                    Unaudited

                                       Three Months Ended              Nine Months Ended
                                  ----------------------------    ----------------------------
                                    March 31,       March 31,       March 31,       March 31,
                                      2008            2007            2008            2007


Revenue                           $          0    $          0    $          0    $          0
                                  ------------    ------------    ------------    ------------

Expenses
--------
    Administrative salaries            124,500         266,600         362,700         463,600
    Legal and professional              46,723         508,227         174,774         884,520
    General and administrative          43,824          38,256         107,243         145,001
    Depreciation                         1,688           1,433           5,067           2,996
    Office overhead expenses               760          19,617          22,305          52,167
                                  ------------    ------------    ------------    ------------

    Total Expenses                     217,495         834,133         672,089       1,548,284
                                  ------------    ------------    ------------    ------------

    Net Operating (Loss)              (217,495)       (834,133)       (672,089)     (1,548,284)
                                  ------------    ------------    ------------    ------------


Other Income and (Expense)
--------------------------
    Interest income                          0           2,323           1,742          20,986
    Interest expense                    (1,442)              0          (3,221)              0
                                  ------------    ------------    ------------    ------------

    Net Other Income (Expense)          (1,442)          2,323          (1,479)         20,986
                                  ------------    ------------    ------------    ------------

    Net (Loss) Before Tax             (218,937)       (831,810)       (673,568)     (1,527,298)

    Income Tax                               0               0               0               0
                                  ------------    ------------    ------------    ------------

    Net (Loss)                    $   (218,937)   $   (831,810)   $   (673,568)   $ (1,527,298)
                                  ============    ============    ============    ============

    Basic Loss Per Common Share   $       (.01)   $       (.03)   $       (.02)   $       (.05)
                                  ============    ============    ============    ============

    Weighted Average Number
       Of Shares Outstanding        30,610,394      30,435,929      30,575,059      30,152,618
                                  ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2008 and 2007
                                   (Unaudited)



                                                                                    2008         2007
                                                                                 ---------   ----------


Cash Flows From Operating Activities
------------------------------------
     Net loss                                                                   $( 673,568) $(1,527,298)
     Adjustments to reconcile net loss to net cash
        (used in) operating activities:
           Depreciation                                                              5,067        2,996
           Common stock issued for services                                          3,500      696,383
     Changes in operating assets and liabilities:
           (Increase) decrease in prepaid expenses                                       -       23,142
           (Increase) decrease in security deposits                                  5,200
           Increase (decrease) in accounts payable                                   7,905       30,187
           Increase (decrease) in accrued postpetition liabilities                       -     ( 25,651)
           Increase (decrease) in accrued expenses
                   and other current liabilities                                   289,296       82,724
                                                                                 ---------   ----------

         Net Cash (Used In) Operating Activities                                 ( 362,600)   ( 717,517)
                                                                                 ---------   ----------

Cash Flows From Investing Activities
------------------------------------
     Funds (reserved for) / released from acquisitions                             262,855    ( 100,000)
     Expenditures for property and equipment                                      ( 11,161)    ( 34,278)
                                                                                 ---------   -----------

         Net Cash Provided By (Used In) Investing Activities                       251,694    ( 134,278)

Cash Flows From Financing Activities
------------------------------------

         Net Cash Provided By (Used In) Financing Activities                             0            0
                                                                                ----------  -----------

         Net (Decrease) in Cash                                                  ( 110,906)    (851,795)

         Cash and Cash Equivalents, Beginning of Period                            112,957    1,138,209
                                                                                 ---------   ----------

         Cash and Cash Equivalents, End of Period                               $    2,051  $   286,414
                                                                                 =========   ==========


Cash Paid For:
--------------
     Interest                                                                   $    3,221  $         -
     Taxes                                                                      $        -  $         -

Non-Cash Financing Activities:
------------------------------
     Common stock issued for services rendered                                  $    3,500  $   696,383
     Common stock issued for payment of debt                                    $  116,923  $    46,198


   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                 March 31, 2008

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2007 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.


Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------

                                Three Months Ended         Nine Months Ended
                             ------------------------- -------------------------
                              March 31,    March 31,    March 31,    March 31,
                                 2008         2007         2008         2007


       Loss (numerator)      $  (218,937) $  (831,810) $  (673,568) $(1,527,298)
                              ----------   ----------   ----------   ----------

       Shares (denominator)   30,610,394   30,435,929   30,575,059   30,152,618
                              ----------   ----------   ----------   ----------

       Per Share Amount      $    ( 0.01) $    ( 0.03) $    ( 0.02) $    ( 0.05)
                              ===========  ===========  ===========  ===========


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

        During March 2008, the Company issued 88,554 shares of common stock for payables and services valued at $56,000.

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

         Hycarbex has announced its plans for a new exploratory well which is expected to be commenced during the second calendar quarter of 2008 on a geologic structure within the Yasin Block which has not been tested. The well will target the Sui Main Limestone at a depth of approximately 1,100 meters.


Results of Operations

         Our operations for the nine months ended March 31, 2008 reflected a net operating loss of $672,089 as compared to $1,548,284 for the nine months ended March 31, 2007, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first six (6) months of calendar 2008, but these are estimates only which may be further revised by Hycarbex.

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

          The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of March 31, 2008, we have withdrawn a total of $262,855 of the escrow deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

         During the fourth quarter of the fiscal year ended June 30, 2005, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants. We anticipate that some critical services rendered by third party consultants during the 2008 fiscal year will be paid with common stock instead of cash assets.

Business Strategy and Prospects

         We believe that there have been positive developments resulting from the bankruptcy proceedings. We have eliminated our debt burden, diminished our labor force and significantly reduced all facets of general and administrative overhead. The cancellation and reissuance of new securities have reduced the outstanding shares from over sixty six million shares to just under thirty one million shares, a number which both permits the issuance of additional securities in the future as needed to obtain strategic assets or funding from investors, and which provides an opportunity for enhanced shareholder value if the current assets become cash generating assets, as anticipated. Our registration of 2,000,000 Common shares on Form S-8 during the fiscal year ended June 30, 2005 continues to provide a means of compensating key consultants.

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

         On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of March 31, 2008, we had a total of $1,837,145 on deposit with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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


Pakistan Overriding Royalty/Recent Political Developments

         Through our former Hycarbex subsidiary (before the sale of that subsidiary), we expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin Concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well drilled in the fourth quarter of 2005 based upon all available test results, as well as the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. which should provide valuable data for selection of future wells. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by us because an overriding royalty interest is not subject to such costs.

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

         On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008. Incidents of violence and political protest continue to occur within the country according to international news sources. These political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

         We had no off balance sheet arrangements during the quarter ended March 31, 2008.


ITEM 3- CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-QSB and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         There were no legal proceedings affecting the Company during the quarter ended March 31, 2008.

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

   DATED:  May 15, 2008