Form 10KSB
period 2008-06-30
AMERICAN ENERGY GROUP LTD
filed 2008-09-30
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 2008
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

                           ---------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

          The issuer had no revenues for the year ended June 30, 2008.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September __, 2008, was $___________.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 26, 2008, the number of Common shares outstanding was 30,741,491

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                 THE AMERICAN ENERGY GROUP, LTD.
                                      INDEX TO FORM 10-KSB


PART 1                                                                                    PAGE

Items 1and 2.     Business and Properties................................................  3

Item 3.           Legal Proceedings......................................................  8

Item 4.           Submission of Matters to a Vote of Security Holders....................  8

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters...............  8

Item 6.           Management's Discussion and Analysis
                  or Plan of Operation...................................................  10

Item 7.           Financial Statements ..................................................  13

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................  13

Item 8A           Controls and Procedures................................................  13

Item 8B           Other Information......................................................  13

PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act......................  13

Item 10.          Executive Compensation.................................................  15

Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters........................................  16

Item 12.          Certain Relationships and Related Transactions.........................  17

PART IV

Item 13.          Exhibits ..............................................................  17

Item 14.          Principal Accountant Fees and Services.................................  18

SIGNATURES...............................................................................  18



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

American Energy Operating Corp.

         Our 2002 bankruptcy proceedings did not include our inactive subsidiary, American Energy Operating Corp. ("AEOC"), our operating subsidiary which became inactive after certain producing oil and gas leases in Fort Bend County, Texas were foreclosed by the first lien creditor in early 2003. However, at the time of the initiation of our bankruptcy proceedings, AEOC carried on its books in excess of $250,000 in operating liabilities related to its operations on these oil and gas leases in Fort Bend County, Texas. In 2003, AEOC received notice from the enforcement division of the Railroad Commission of Texas ("Railroad Commission") that three (3) abandoned wells in the North Dayton Field previously operated by AEOC several years prior to 2003 were required to be plugged in accordance with Railroad Commission procedures and rules. We were not made a party to the proceedings by the Railroad Commission to enforce the plugging obligations. At that time, the plugging costs were estimated at less than $50,000 based upon estimates made by the Railroad Commission. These uncertain plugging costs, including potential daily penalties for non-compliance by AEOC, together with the high liabilities previously carried on our books related to AEOC's prior operations, formed the basis for us to cause AEOC to file for a voluntary Chapter 7 bankruptcy liquidation on April 14, 2005 in the Southern District of Texas, Houston Division in Cause No. 05-35757. These proceedings did not involve the Company. In January 2006, the Railroad Commission of Texas plugged the three wells with State of Texas funds and thereafter demanded from AEOC reimbursement of the costs from AEOC based upon federal bankruptcy statutory exclusions to discharge in bankruptcy related to environmental matters. In July, 2006, these bankruptcy proceedings were closed by the acting Trustee. The closure of the proceedings did not eliminate the plugging responsibility assigned by the State of Texas to AEOC due to these statutory exclusions. In order to resolve the liability of AEOC and to avoid potential claims against the former officers of AEOC, on July 28, 2006, we agreed to a settlement with the Railroad Commission under which $57,701.21 was paid to the Railroad Commission of Texas during the current year.

Pakistan Activities and Additional Opportunities

         Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles). Most of this area remains virgin and unexplored as current cumulative drilling efforts total one exploratory well for every 1,370 square kilometers (529 square miles). According to the Ministry of Petroleum and Natural Resources ("MPNR"), cumulative drilling within Pakistan has resulted in a very encouraging success ratio of 1:3.4 based upon 202 commercial discoveries out of 689 wells drilled. The MPNR estimates Pakistan's current proven gas reserves at 54 trillion cubic feet, of which 21.6 trillion cubic feet have been produced. The Pakistani government's current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities to acquire exploration rights in these undeveloped areas.

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

The Al-Ali No. 1 Well

         Hycarbex drilled the Al-Ali No. 1 Well on the Yasin Concession in 2006. The drilling of Al-Ali #1 Well as an exploratory well was undertaken to fulfill the work obligations for the third contract year under the Concession License. While gas shows were encountered during drilling, the gas volumes, on preliminary analysis, did not appear to be commercially viable and the well was plugged.

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

Office Facilities

         In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. The office space contains approximately 3,574 square feet and is leased under a 5-year lease commencing April 1, 2006, at a rate of $11,913.33 per month for the initial year, $12,211.17 per month for the second year, $12,509.00 per month for the third year, $12,806.83 per month for the fourth year, and $13,104.67 per month for the final year. The lease contains a 5-year option period with base rental ranging from $13,402.50 in the first year of the option period to $14,593.83 in the final option year. For the year ending June 30, 2008, office rentals totaled $146,534.04 plus utility costs of $ 7,740.67. Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. Subsequent to the current fiscal year, the number of subleases was increased and some existing subleases were extended such that there are now four subleases with two years remaining on their term and one sublease with one year remaining on its term. The combined rentals attributable to the subleases, including utilities are now $$13,400.00 per month which approximately matches our current monthly rental and utility burden of $13,715.00 for the entire premises. We have subleased approximately eighty percent (80%) of our space and believe the retained space is adequate for our needs.

Employees

         As of June 30, 2008, we had three full-time employees, which include the President, Pierce Onthank, and two administrative assistants in the corporate office.

ITEM 3 - LEGAL PROCEEDINGS

         There are no legal proceedings pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the year ended June 30, 2008.

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


  ---------------------------------------------- ---------------------------------- --------------------------------
                     Quarter                                   High                               Low
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2004                                            $0.55                             $0.20
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2005                                               $1.50                             $0.75
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2005                                                $3.03                             $0.50
  ---------------------------------------------- ---------------------------------- --------------------------------
  September 30, 2005                                           $1.82                             $1.15
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2005                                            $1.90                             $1.01
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2006                                               $1.98                             $1.30
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2006                                                $2.00                             $1.45
  ---------------------------------------------- ---------------------------------- --------------------------------
  September 30, 2006                                           $1.45                             $0.60
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2006                                            $1.40                             $0.40
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2007                                               $1.60                             $1.03
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2007                                                $1.49                             $0.85
  ---------------------------------------------- ---------------------------------- --------------------------------
  September 30, 2007                                           $1.21                             $0.70
  ---------------------------------------------- ---------------------------------- --------------------------------
  December 31, 2007                                            $1.04                             $0.42
  ---------------------------------------------- ---------------------------------- --------------------------------
  March 31, 2008                                               $0.95                             $0.51
  ---------------------------------------------- ---------------------------------- --------------------------------
  June 30, 2008                                                $1.06                             $0.56
  ---------------------------------------------- ---------------------------------- --------------------------------


As of June 30, 2008, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Bulletin Board, was $0.88. As of June 30, 2008, we had approximately 43 registered holders of our common stock (excluding holders in "street name"). As of June 30, 2008, there were 30,718,752 shares of common stock issued and outstanding. As of September 26, 2008, there were 30,741,491 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2008.


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
========================================================================================================


Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year. However, during the fiscal year we issued 192,212 shares registered under our 2005 Form S-8 in payment of services and payables.

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

         Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. ("Hycarbex"), the owner and operator of the Yasin 2768-7 Block, in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. Hycarbex's current revised estimates of the commencement of gas sales indicate that sales into the pipeline are expected to begin during the first three (3) months of calendar year 2009 based upon the timing estimates for appointment of a new Minister to head Pakistan's Ministry of Petroleum and Natural Resources. The Ministry is responsible for review and approval of the construction contract and related agreements covering construction of the surface facilities and physical connection to the gas sales line. As of the filing date of this report, the Ministry appointment is expected to occur during October, 2008. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

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

         Hycarbex has announced its plans for a new exploratory well which is expected to be commenced during the month of October 2008, following release of the S.P.A.-1 China drilling rig contracted for the project from its prior engagement. The well will be drilled on a geologic structure within the Yasin Block which has not been tested. The well will target the Sui Main Limestone at a depth of approximately 1,550 meters (5,085 feet).

Results of Operations

         Our operations for the twelve months ended June 30, 2008 reflected a net operating loss of $929,805 as compared to $1,326,130 for the twelve months ended June 30, 2007, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first three (3) months of calendar 2009, but these are estimates only which may be further revised by Hycarbex.

Liquidity and Capital Resources

         After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of 2006, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin by mid-calendar 2007, which did not occur. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first three (3) months of 2009 after appointment at the new Minister for Pakistan Ministry of Petroleum and Natural Resources and the completion of contractual documents, gas allocation, and construction of surface facilities which will follow that appointment. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

          The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the original $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of June 30, 2008, we have withdrawn a total of $446,055 of the original deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

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

         On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used by Hycarbex solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2008, we had a total of $1,653,945 on deposit with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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

         On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008. The opposition parties assumed control through these elections and President Pervez Musharraf later resigned on August 19, 2008. He was succeeded on September 6, 2008 by President Asif Ali Zardari, the widower of Benazir Bhutto. President Zardari is expected to make numerous cabinet and ministry appointments in October, 2008, including the Ministry of Petroleum and Natural Resources.

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

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements during the fiscal year ended June 30, 2008.

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

ITEM 8A-CONTROLS AND PROCEDURES

         In conjunction with this Annual Report on Form 10-KSB and the certification of the disclosures herein, the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures. This review, which occurred as of June 30, 2008, found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to June 30, 2008.

ITEM 8B-OTHER INFORMATION

                  None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers of the Company at June 30, 2008, included the following persons, each of whom serves on the audit committee of the Company:


         ------------------------------------ ------------- -----------------------------------------------------
                        Name                      Age                             Position

         ------------------------------------ ------------- -----------------------------------------------------

         ------------------------------------ ------------- -----------------------------------------------------
         R. Pierce Onthank                         48       Director, President, CEO, CFO and Secretary-Treasurer
         ------------------------------------ ------------- -----------------------------------------------------
         Iftikhar Ahmed Zahid                      49       Director
         ------------------------------------ ------------- -----------------------------------------------------
         Karl Welser                               54       Director
         ------------------------------------ ------------- -----------------------------------------------------


         R. Pierce Onthank, age 48, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O'Neill, an investment banking company, in 1998.

         Dr. Iftikhar Zahid, age 49, has served as our Director since 2001. Dr. Zahid was educated at Murray College in Sailkot, Pakistan where he received a Degree in Science in 1976. Dr. Zahid received his degree in medicine from the Dow Medical College at Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid became Resident Director/Country Manager of the Pakistan Office of Hycarbex, our then-existing subsidiary. In June 2001, he was promoted to Vice-President and Resident Director of Hycarbex and joined us as a director. Since our sale of Hycarbex in November 2003, Dr. Zahid has been managing our 18% royalty interest in the Yasin Block Concession. In April 2004, Dr. Zahid was appointed President of Hycarbex and in November 2005, Dr. Zahid was appointed as a director of Hycarbex.

         Karl Welser, age 54, has been our Director since May, 2005. Mr. Welser has been actively involved in private real estate and finance ventures for family interests since 1999. After graduating from the Dr. Raeber/ZH &KV/ZH business school in Zurich in 1972, Mr. Welser joined Bank J. Vontobel which specialized in private financial management. From 1977-1980, Mr. Welser attended the Zurich Management School where he obtained his Economist KSZH degree. From 1980 through 1998, while employed at Zurcher Kantonalbank, Bankinstitut and UBS in Zurich, Switzerland, respectively, Mr. Welser's primary activities included analysis of the securities markets. From 1999 forward, Mr. Welser has managed family financial interests outside of the public sector.

Board of Directors

         We held no physical meetings and four telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2008, and the Board of Directors took action at Board meetings or by unanimous written consent fourteen times during that period. Mr. Onthank and Dr. Zahid are our only Directors who are also our officers and/or operations executives.

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


----------------------------------------------------------------------------------------------------------------------------

                                                SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                            LONG TERM COMPENSATION
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Awards            Payouts
----------------------------------------------------------------------------------------------------------------------------
                                                                 Other                    Options/
                                                                 Annual    Restricted       SARs       LTIP      All Other
                                                                 Comp-       Stock        Warrants    payouts      Comp-
       Name           Title      Year     Salary      Bonus     ensation    Awarded         (#)         ($)      ensation
----------------------------------------------------------------------------------------------------------------------------
R.Pierce           President,    2008    $241,311      -0-        -0-         -0-           -0-         -0-         -0-
Onthank(1)         CEO and       2007    $204,000    $75,000      -0-         -0-           -0-         -0-         -0-
                   Sec. Treas.   2006    $192,000                 -0-         -0-        1,000,000      -0-         -0-

----------------------------------------------------------------------------------------------------------------------------
Dr. Iftikhar A.        (2)       2008    $180,000      -0-        -0-         -0-           -0-         -0-         -0-
Zahid(1)                         2007    $180,000    $75,000      -0-         -0-           -0-         -0-         -0-
                                 2006    $180,000      -0-        -0-         -0-        1,000,000      -0-         -0-

----------------------------------------------------------------------------------------------------------------------------


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



                                   Aggregated Option/SAR/Warrant Exercises In
                                 Last Fiscal Year and FY-End Option/SAR Values

----------------------------- ------------------ ----------------------- ---------------------- ----------------------
                                                                               Number of             Value of
                                                                              Unexercised           Unexercised
                                                                              Underlying            In-The-Money
                               Shares Acquired                               Options/SARs/          Options/SARs/
            Name               on Exercise (#)     Value Realized ($)     Warrants at FY end     Warrants at FY end
                                                                                 (#);                   ($);
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
----------------------------- ------------------ ----------------------- ---------------------- ----------------------


There were no stock options, SAR's or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2008.

                            Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.


Employment contracts and change-in-control arrangements

         There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 26, 2008, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 26, 2008, we had 30,741,491 shares of common stock issued and outstanding.



--------------------------------------- ------------------ -------------------------- -----------------------------
    Name and address of beneficial        Title of Class      Number of Shares of         Percentage of Common
               owner                         of Stock             Common Stock                  Stock (1)
--------------------------------------- ------------------ -------------------------- -----------------------------
R. Pierce Onthank
1 Gorham Island Suite 303 Westport,       Common stock           2,500,000 (2)                  7.9% (2)
Connecticut 06680

--------------------------------------- ------------------ -------------------------- -----------------------------
Dr. Iftikhar A. Zahid
1 Gorham Island Suite 303                 Common stock           2,780,000 (2)                  8.8%(2)
Westport, Connecticut 06680

--------------------------------------- ------------------ -------------------------- -----------------------------
Karl Welser
1 Gorham Island Suite 303 Westport,       Common stock              343,000                       1.1%
Connecticut 06680

--------------------------------------- ------------------ -------------------------- -----------------------------

--------------------------------------- ------------------ -------------------------- -----------------------------
All Officers and Directors as a group     Common stock           5,623,000 (3)                   17.2 %
(total of three)
--------------------------------------- ------------------ -------------------------- -----------------------------


(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2008. As of June 30, 2008 there were 30,718,752 shares of our common stock issued and outstanding.

(2) Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3) Includes 2,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          On May 12, 2006, we entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our director, Dr. Iftihhar Zahid, serves as President, under which Hycarbex will attempt to locate for the Company, and negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. Under the terms of the Agency Agreement, we may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2008, we had on deposit a total of $1,653,945 with Hycarbex for application solely to potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we may, at any time, terminate the agency relationship and the funds will be returned to us.

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

Audit Fees

         Audit fees billed by the Company's Principal Accountant were $11,506.26 during the year ended June 30, 2008.

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


                               THE AMERICAN ENERGY GROUP, LTD.


                               By:/s/ R. Pierce Onthank
                                 ---------------------------------

                               R. Pierce Onthank, President, Secretary, Director Chief Financial Officer and Principal Accounting Officer


DATED:  September 29, 2008

                         THE AMERICAN ENERGY GROUP, LTD.

                              FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                 C O N T E N T S



Reports of Independent Registered Public Accounting Firms................... F-3

Balance Sheets.............................................................. F-5

Statements of Operations.................................................... F-6

Statements of Stockholders' Equity.......................................... F-7

Statements of Cash Flows.................................................... F-9

Notes to the Financial Statements...........................................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders of The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2008 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2008 and the results of its operations and its cash flows for the year then ended, in conformity accounting principles generally accepted in the United States of America.






Bouwhuis Morrill & Co. LLC
Layton, Utah
September 29, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders of The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2007 and the results of its operations and its cash flows for the year then ended, in conformity accounting principles generally accepted in the United States of America.






Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
September 29, 2007

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets
                          For the Years Ended June 30,

                                           Assets
                                           ------


                                                                    2008           2007
                                                                 -----------    -----------
Current Assets
--------------
     Cash (Note 1)                                               $    26,984    $   112,957
     Funds reserved for acquisitions (Note 6)                      1,653,945      2,100,000
                                                                 -----------    -----------

         Total Current Assets                                      1,680,929      2,212,957
                                                                 -----------    -----------

Property and Equipment
----------------------
     Office equipment                                                 27,421         16,261
     Leasehold improvements                                           26,458         26,458
     Accumulated depreciation                                        (12,370)        (5,615)
                                                                 -----------    -----------

         Net Property and Equipment                                   41,509         37,104
                                                                 -----------    -----------

Other Assets
------------
     Security deposit                                                 26,209         26,209
                                                                 -----------    -----------

                   Total Assets                                  $ 1,748,647    $ 2,276,270
                                                                 ===========    ===========

                            Liabilities and Stockholders' Equity
                            ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                            $   112,782    $    41,650
     Security deposits                                                11,200          6,000
     Accrued liabilities                                             310,070        139,595
                                                                 -----------    -----------

         Total Current Liabilities                                   434,052        187,245
                                                                 -----------    -----------

         Total Liabilities                                           434,052        187,245
                                                                 -----------    -----------

Stockholders' Equity (Notes 7 & 8)
----------------------------------

     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,718,752 and
     30,512,121 shares issued and outstanding, respectively           30,719         30,512
     Capital in excess of par value                                8,484,018      8,325,802
     Accumulated deficit                                          (7,200,142)    (6,267,289)
                                                                 -----------    -----------

         Total Stockholders' Equity                                1,314,595      2,089,025
                                                                 -----------    -----------

         Total Liabilities and Stockholders' Equity              $ 1,748,647    $ 2,276,270
                                                                 ===========    ===========





   The accompanying notes are an integral part of these financial statements.
                                       F-5

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
                          For the Years Ended June 30,


                                                             2008            2007
                                                         ------------    ------------

Revenue                                                  $         --    $         --
-------                                                  ------------    ------------

General and Administrative Expenses
-----------------------------------
     Legal and professional                                   241,785         747,086
     Depreciation and amortization expense                      6,755           4,649
     General and administrative                               681,265         859,162
     Forgiveness of debt income                                   (--)       (284,767)
                                                         ------------    ------------

         Total Expenses                                       929,805       1,326,130
                                                         ------------    ------------

         Net Operating Loss                                   929,805       1,326,130
                                                         ------------    ------------

Other Income and (Expense)
--------------------------
     Interest income                                            1,742          22,795
     Interest expense                                          (4,790)           (118)
     Plugging expense settlement                                   --        (125,463)
                                                         ------------    ------------

         Total Other Income and (Expense)                      (3,048)        102,786
                                                         ------------    ------------

         Net Loss before Federal Income Tax                  (932,853)     (1,428,916)

         Federal Income Tax                                        --              --
                                                         ------------    ------------

         Net Loss                                           $(932,853)   $ (1,428,916)
                                                         ============    ============

         Basic Loss per Common Share                     $      (0.03)   $      (0.05)
                                                         ============    ============

         Weighted Average Number of Shares Outstanding     30,605,335      30,158,934
                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.
                                       F-6


                                         THE AMERICAN ENERGY GROUP, LTD.
                                       Statements of Stockholders' Equity
                                          For the Period July 1, 2006
                                              through June 30, 2008


                                        Common Stock
                                        ------------
                                                                  Capital in
                                                                   Excess       Accumulated
                                      Shares         Amount      of Par Value     Deficit          Totals
                                   ------------   ------------   ------------   ------------    ------------

Balance June 30, 2006                29,867,705   $     29,868   $  7,610,563   $ (4,838,373)   $  2,802,058
                                   ------------   ------------   ------------   ------------    ------------
September  2006, new shares
issued for payables  incurred
for services  rendered during
July 2006 through September 2006
at a weighted average price of

$1.27 per share                          50,000             50         63,695             --          63,745

November 2006,  new shares
issued for payables  incurred
for services  rendered during
October 2006 through December
2006 at a weighted average price
of $0.76 per share                      110,000            110         83,490             --          83,600

December 2006,  new shares
issued for payables  incurred
for services  rendered during
December 2005 through October,
2006 at a weighted average price
of $1.19 per share                       51,477             51         61,596             --          61,647

January 2007, new shares issued
for services at $1.10 per share         205,000            205        225,295             --         225,500

January, 2007, new shares issued
for services at $1.35 per share           3,000              3          4,047             --           4,050

March, 2007, new shares issued
for services at $1.25 per share         175,000            175        218,575             --         218,750

March, 2007, new shares issued
for payables at $1.27 per share           5,118              5          6,495             --           6,500

March, 2007, new shares issued
for payables at $1.24 per share          26,100             26         32,565             --          32,591

June, 2007, new shares issued
for services at $1.05 per share          18,721             19         19,481             --          19,500

Net (loss) for the year ended
June 30, 2007                                --             --             --     (1,428,916)     (1,428,916)
                                   ------------   ------------   ------------   ------------    ------------

Balance June 30, 2007                30,512,121   $     30,512   $  8,325,802   $ (6,267,289)   $  2,089,025
                                   ============   ============   ============   ============    ============



                    The accompanying notes are an integral part of these financial statements.
                                                         F-7



                                         THE AMERICAN ENERGY GROUP, LTD.
                                        Statements of Stockholders' Equity
                                 For the Period July 1, 2006 through June 30, 2008

                                           Common Stock
                                           ------------
                                                                   Capital
                                                                   in Excess    Accumulated
                                      Shares         Amount      of Par Value     Deficit          Totals
                                   ------------   ------------   ------------   ------------    ------------


Balance June 30, 2007                30,512,121   $     30,512   $  8,325,802   $ (6,267,289)   $  2,089,025
                                   ------------   ------------   ------------   ------------    ------------

July 2007, new shares issued for
payables incurred for services
rendered October 2006 through
June 2007 at a weighted average
price of $1.03 per share                 17,853             18         18,405             --          18,423

July, 2007, new shares issued
for payables at $1.11 per share           5,856              6          6,494             --           6,500

October, 2007, new shares issued
for payables at $0.86 per share          22,619             23         19,477             --          19,500

October, 2007, new shares issued
for services at $0.78 per share          25,671             26         19,974             --          20,000

March, 2008, new shares issued
for payables at $0.58 per share          55,970             56         32,444             --          32,500

March, 2008, new shares issued
for services at $0.72 per share          27,584             28         19,972             --          20,000

March, 2008, new shares issued
for services at $0.70 per share           5,000              5          3,495             --           3,500

May, 2008, new shares issued
for payables at $0.88 per share          14,727             15         12,985             --          13,000

May, 2008, new shares issued
for services at $0.80 per share          31,351             30         24,970             --          25,000

Net (loss) for the year ended
June 30, 2008                                --             --             --       (932,853)       (932,853)
                                   ------------   ------------   ------------   ------------    ------------

Balance June 30, 2008                30,718,752   $     30,719   $  8,484,018   $ (7,200,142)   $  1,314,595
                                   ============   ============   ============   ============    ============




              The accompanying  notes are an integral part of these financial statements.
                                                   F-8



                                    THE AMERICAN ENERGY GROUP, LTD.
                                       Statements of Cash Flows
                                     For the Years Ended June 30,

                                                                        2008            2007
                                                                    ------------    ------------
Cash Flows From Operating Activities
------------------------------------
     Net loss                                                       $   (932,853)   $ (1,428,916)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation                                                     6,755           4,649
          Common stock issued for current debt and services              133,500         692,819
          Debt forgiven on liabilities subject to compromise                  --        (284,767)
     Changes in operating assets and liabilities
          (Increase) decrease in prepaid expenses                             --          39,318
          Increase (decrease) in accounts payable                         96,055          18,684
          Increase (decrease) in security deposits                         5,200           2,000
          Increase (decrease) in accrued postpetition liabilities             --         (28,856)
          Increase (decrease) in accrued expenses
                   and other current liabilities                         170,475          95,750
                                                                    ------------    ------------

         Net Cash Used In Operating Activities                          (520,868)       (889,319)
                                                                    ------------    ------------

Cash Flows From Investing Activities
------------------------------------
          Funds reserved for acquisitions                                446,055        (100,000)
          Expenditures for property and equipment                        (11,160)        (35,933)
                                                                    ------------    ------------

         Net Cash Provided By (Used In) Investing Activities             434,895        (135,933)
                                                                    ------------    ------------

Cash Flows From Financing Activities
------------------------------------

         Net Cash (Used In) Financing Activities                              --              --
                                                                    ------------    ------------

         Net Decrease in Cash                                            (85,973)     (1,025,252)

         Cash and Cash Equivalents, Beginning of Year                    112,957       1,138,209
                                                                    ------------    ------------

         Cash and Cash Equivalents, End of Year                     $     26,984    $    112,957
                                                                    ============    ============


Cash Paid For:
--------------
     Interest                                                       $      4,790    $        118
     Taxes                                                          $         --    $         --

Non-Cash Financing Activities:
------------------------------
     Common stock issued in satisfaction of
       accounts payable                                             $     24,923    $     23,064
     Common stock issued for services rendered                      $    133,500    $    692,819




         The accompanying notes are an integral part of these financial statements.
                                              F-9


                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007


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

         On June 28, 2002, the Company was placed into involuntary Chapter 7 bankruptcy by three creditors, including Georg von Canal, an officer and director who was then involved in litigation with the Company to invalidate an attempt to remove him from his management positions. The bankruptcy filing followed an unsuccessful effort by management to resolve both the litigation and the need for a substantial cash infusion through a stock sale to a German-based investor which would have simultaneously resulted in a restructure of management. Shortly after this bankruptcy filing, the secured creditor holding a first lien on the Company's only producing oil and gas leases in Fort Bend County, Texas, sought permission from the bankruptcy court to foreclose on those assets. The Company responded by converting the Chapter 7 bankruptcy proceedings to a Chapter 11 reorganization proceeding. The company obtained approval of a plan of reorganization in September 2002, but the secured creditor was nevertheless permitted to foreclose upon the Fort Bend County oil and gas leases. Subsequent to the approval of the foreclosure of the oil and gas producing properties, the Company abandoned the remaining oil and gas properties except for one lease in southeast Texas. For the year ended June 30, 2003, the Company recognized a loss of $13,040,120 on the foreclosure and abandonment of the oil and gas properties and the sale of the fixed assets.

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

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

         a. Organization (continued)

         On April 14, 2005, the Company's wholly owned inactive subsidiary, American Energy Operating Corp (AEOC) filed for a voluntary bankruptcy liquidation. On July 24, 2006, the American Energy Operating Corp. received a final decree from the United States Bankruptcy Court - Southern District of Texas that the Company's estate had been fully administered and that the Chapter 7 was closed. As a result, the financial statements for the year ended June 30, 2007, include $284,767 of income related to debt discharged in bankruptcy.


         b. Accounting Methods

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.


         c. Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


         d. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2008 and 2007, the Companies incurred total depreciation of $6,755 and $4,649, respectively.


         e. Basic Loss Per Share of Common Stock

                                             For the Year      For the Year
                                            Ended June 30,    Ended June 30,
                                                 2008              2007
                                            --------------    --------------

             Loss (numerator)               $     (932,853)   $   (1,428,916)

             Shares (denominator)               30,605,335        30,158,934
                                            --------------    --------------

             Per Share Amount               $        (0.03)   $        (0.05)
                                            --------------    --------------

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 3,942,326 shares of common stock are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------


         f. Use of Estimates

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


         g. Long Lived Assets

         All long lived assets are evaluated for impairment per SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.


         h. Equity Securities

         Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

         i. Income Taxes

         At June 30, 2008, the Company had net operating loss carryforwards of approximately $44,290,864 that may be offset against future taxable income from the year 2008 through 2027. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                      Year Ended June 30,
                                                       2008         2007
                                                     ---------    ---------

              Income tax benefit at statutory rate   $ 354,484    $ 542,988
              Change in Valuation allowance           (354,484)    (542,988)
                                                     =========    =========

                 Income Tax Expense                  $      --    $      --
                                                     =========    =========


              Deferred tax assets are comprised of the following:


                                                                            Year Ended June 30,
                                                                           2008            2007
                                                                       ------------    ------------

              Federal tax benefit of net operating loss carryforward   $ 16,830,528    $ 16,476,044
              Valuation allowance                                       (16,830,528)    (16,476,044)
                                                                       ============    ============

                                                                       $         --    $         --
                                                                       ============    ============


                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

         j. Fair Value of Financial Instruments

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

         k. Concentration of Credit Risk

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

         l. Reclassifications

           Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our financial statements.

         m. Restoration, Removal and Environmental Liabilities

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

           Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2008, the Company believes it has no such liabilities.

         n. New Accounting Pronouncements

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

           In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement
           Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

           n. New Accounting Pronouncements (continued)

           statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operations.

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

            In December 2007, the FASB issued SFAS No. 160 which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the effect of adopting SFAS No. 160, and cannot currently estimate the effect it will have on its consolidated results of operations, financial position or cash flows.

           In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 is not expected to be material to the Company's consolidated results of operations, financial position or cash flows.

           In December 2007, the FASB ratified a consensus reached by the EITF to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. An entity should report the effects of applying EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date. The Company is currently evaluating the effect of adopting EITF 07-01, but does not believe it will have a material effect on its consolidated results of operations, financial position or cash flows.

           In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

           n. New Accounting Pronouncements (continued)

           No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS No. 141R is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

           In March 2008 the FASB also issued SFAS No. 161 "Disclosures About Derivatives Instruments and Hedging Activities". This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. SFAS No. 161 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

           In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS)No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

           In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 163, "Accounting for Financial Guarantee Insurance Contracts". The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of the Statement. FAS No. 163 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

Note 2 - Oil and Gas Properties
-------------------------------

         The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2008, the Company does not have any proved reserves as defined under Statement of Financial Accounting Standard No. 69 and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

         In addition, the Company holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2008, the Company had not received any royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007


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

        As of June 30, 2008, minimum future lease payments under this lease are as follows:

                  Year ended June 30, 2009                     $  153,386
                  Year ended June 30, 2010                        156,958
                  Year ended June 30, 2011                        144,155
                                                               ----------

                                                               $  454,499
                                                               ==========

        The Company incurred $146,534 and $126,396 of rent expense under this lease for the years ended June 30, 2008 and 2007, respectively.

        Subsequent to entering the lease described above, the Company has entered into various subleases to sublet a portion of the office space obtained in the lease. The lease terms of the sub leases are month to month.

        The Company received $141,800 and $56,000 from these sub-leases for the years ended June 30, 2008 and 2007.


Note 4 - Common Stock
---------------------

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

        During July 2007, the Company issued 23,709 shares of common stock for payables valued at $24,923.

        During October 2007, the Company issued 48,290 shares of common stock for services and payables valued at $39,500.

        During March 2008, the Company issued 88,554 shares of common stock for services and payables valued at $56,000.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007


Note 4 - Common Stock (continued):
----------------------------------

        During May 2008, the Company issued 46,078 shares of common stock for services and payables valued at $38,000.


Note 5 - Common Stock Warrants
------------------------------

        Effective   January  1,  2006,  the  Company   adopted  the  fair  value
        recognition provisions of FASB Statement No. 123(R), "Share Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2008 and 2007.

         A summary of the status of the Company's stock warrants as of June 30, 2008 and 2007 is presented below:


                                                                                 Weighted
                                                                                   Ave.
                                                         Stock      Exercise     Exercise
                                                        Warrants     Price        Price
                                                       ----------  ----------   ----------

         Outstanding and Exercisable, June 30, 2006    3,942,236   $0.75-1.70   $     1.34
                Granted                                       --           --           --
                Expired/Canceled                              --           --           --
                Exercised                                     --           --           --
                                                       ----------  ----------   ----------

         Outstanding and Exercisable, June 30, 2007    3,942,326   $0.75-1.70   $     1.34
                                                       ---------   ----------   ----------
                Granted                                       --           --           --
                Expired/Canceled                              --           --           --
                Exercised                                     --           --           --
                                                       ---------   ----------   ----------

         Outstanding and Exercisable, June 30, 2008    3,942,326   $0.75-1.70   $     1.34
                                                      ----------   ----------   ----------


                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2008 and 2007


Note 5 - Common Stock Warrants (continued)
------------------------------------------

         A summary of outstanding stock warrants at June 30, 2008 follows:


           Number of                          Remaining                          Weighted
         Common Stock                       Contracted       Exercise           Ave Exer.
         Equivalents        Expir. Date    Life (Years)         Price               Price
         -----------        -----------    ------------              --------------------

             160,000     September 2008           0.250         $1.50               $1.50
             100,000     September 2008           0.250         $1.75               $1.75
              75.000      December 2008           0.500         $1.50               $1.50
           1,000,000      December 2010           2.875         $0.75               $0.75
             500,000      December 2010           2.875         $1.00               $1.00
             500,000      December 2010           2.875         $1.50               $1.50
           1,607,326           May 2011           3.917         $1.70               $1.70


Note 6 - Related Party Transactions
-----------------------------------

      On May 12, 2006, the Company entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. The Company, in its discretion, may deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to the Company's approval of the transaction. As of June 30, 2008 and 2007, the Company had on deposit a total of $1,653,945 and $2,100,000, respectively, with Hycarbex for these potential acquisitions. In the event that no acquisitions are consummated, then the Company may, at any time, terminate the agency relationship and the funds will be returned to the Company