Form 10-Q
period 2008-09-30
AMERICAN ENERGY GROUP LTD
filed 2008-11-14
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934
     For the quarterly period ended September 30, 2008

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934
     For the transition period from _____________ to _______________

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.

        Large acclerated filer [ ]              Accelerated filer [ ]
        Non-accelerated filer  [ ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ]Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 As of November 14, 2008, the number of Common shares outstanding was 30,817,242

                         THE AMERICAN ENERGY GROUP, LTD.
                              INDEX TO FORM 10-QSB



PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.           Financial Statements ......................................3

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...........7

Item 3.           Quantitative and Qualitative
                  Disclosures About Market Risk.............................10

Item 4.           Controls and Procedures...................................10

Item 4T.          Controls and Procedures...................................10

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings.........................................10

Item 1A.          Risk Factors..............................................10

Item 2.           Unregistered Sales of Equity Securities and
                  Use of Proceeds...........................................10

Item 3.           Defaults Upon Senior Securities...........................10

Item 4.           Submission of Matters to a Vote of Security
                  Holders...................................................10

Item 5.           Other Information.........................................10

Item 6.           Exhibits..................................................11

                          PART I-FINANCIAL INFORMATION

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets

                                     Assets

                                                             September 30,
                                                                 2008         June 30,
                                                              (Unaudited)       2008
                                                              -----------    -----------
Current Assets
--------------
     Cash                                                     $    25,450    $    26,984
     Funds reserved for acquisitions                            1,530,645      1,653,945
                                                              -----------    -----------

         Total Current Assets                                   1,556,095      1,680,929
                                                              -----------    -----------

Property and Equipment
----------------------
     Office equipment                                              27,421         27,421
     Leasehold improvements                                        26,458         26,458
     Accumulated depreciation                                     (14,113)       (12,370)
                                                              -----------    -----------
         Net Property and Equipment                                39,766         41,509
                                                              -----------    -----------

Other Assets
------------
     Security deposit                                              26,209         26,209
                                                              -----------    -----------

                   Total Assets                               $ 1,622,070    $ 1,748,647
                                                              ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
-------------------
     Accounts payable                                         $   107,112    $   112,782
     Security deposits                                             11,200         11,200
     Accrued liabilities                                          351,296        310,070
                                                              -----------    -----------

         Total Current Liabilities                                469,608        434,052
                                                              -----------    -----------

         Total Liabilities                                        469,608        434,052
                                                              -----------    -----------

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,741,491 and
     30,718,752 shares issued and outstanding, respectively        30,741         30,719
     Capital in excess of par value                             8,503,496      8,484,018
     Accumulated deficit                                       (7,381,775)    (7,200,142)
                                                              -----------    -----------

         Total Stockholders' Equity                             1,152,462      1,314,595
                                                              -----------    -----------

         Total Liabilities and Stockholders' Equity           $ 1,622,070    $ 1,748,647
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
             For the Three Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                            2008             2007
                                                         ------------    ------------
Revenue                                                  $         --    $         --
-------                                                  ------------    ------------

General and Administrative Expenses
-----------------------------------
     Administrative salaries                                  122,000         121,800
     Legal and professional                                    27,502          63,146
     General and administrative                                26,381          29,078
     Office overhead expenses                                   2,502          20,229
     Depreciation                                               1,743           1,689
                                                         ------------    ------------

         Total Expenses                                       180,128         235,942
                                                         ------------    ------------

         Net Operating (Loss)                                (180,128)       (235,942)
                                                         ------------    ------------

Other Income and (Expense)
--------------------------
     Interest income                                               --           1,742
     Interest expense                                          (1,505)           (679)
                                                         ------------    ------------

         Total Other Income and (Expense)                      (1,505)          1,063
                                                         ------------    ------------

         Net (Loss) Before Tax                               (181,633)       (234,879)

         Income Tax                                                --              --
                                                         ------------    ------------

         Net (Loss)                                      $   (181,633)   $   (234,879)
                                                         ============    ============

         Basic Loss per Common Share                     $      (0.01)   $      (0.01)
                                                         ============    ============

         Weighted Average Number of Shares Outstanding     30,736,758      30,534,293
                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
             For the Three Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                            2008        2007
                                                                         ---------    ---------
Cash Flows From Operating Activities
------------------------------------
     Net loss                                                            $(181,633)   $(234,879)
     Adjustments to reconcile net loss to net cash
        (used in) operating activities:
          Depreciation                                                       1,743        1,689
          Common stock issued for debt and services                         19,500           --
     Changes in operating assets and liabilities:
          (Increase) decrease in security deposits                              --        3,200
          Increase (decrease) in accounts payable                           (5,670)       4,678
          Increase (decrease) in accrued expenses
                   and other current liabilities                            41,226      116,010
                                                                         ---------    ---------

         Net Cash (Used In) Operating Activities                          (124,834)    (109,302)
                                                                         ---------    ---------

Cash Flows From Investing Activities
------------------------------------
     Funds (reserved for) / released from acquisitions                     123,300       19,975
     Expenditures for property and equipment                                   (--)     (11,161)
                                                                         ---------    ---------

         Net Cash Provided By Investing Activities                         123,300        8,814
                                                                         ---------    ---------

Cash Flows From Financing Activities
------------------------------------
         Net Cash Provided By (Used In) Financing Activities                     0            0
                                                                         ---------    ---------

         Net (Decrease) in Cash                                             (1,534)    (100,488)

         Cash and Cash Equivalents, Beginning of Period                     26,984      112,957
                                                                         ---------    ---------

         Cash and Cash Equivalents, End of Period                        $  25,450    $  12,469
                                                                         =========    =========

Cash Paid For:
--------------
     Interest                                                            $     679    $     679
     Taxes                                                               $      --    $      --

Non-Cash Financing Activities:
------------------------------
     Common stock issued for payment of debt                             $  19,500    $  24,923


   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                               September 30, 2008

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------

                                    For the three    For the three
                                    months ended,    months ended,
                                    Sept 30, 2008    Sept 30, 2007
                                    -------------    -------------

              Loss (numerator)      $    (181,633)   $    (234,879)

              Shares (denominator)     30,736,758       30,534,293
                                    -------------    -------------

              Per Share Amount      $       (0.01)   $       (0.01)
                                    -------------    -------------

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

Note 3 - Common Stock
---------------------

     During July and August 2008, the Company issued 14,614 and 8,125 shares of common stock for payables valued at $13,000 and $6,500, respectively.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. ("Hycarbex"), the owner and operator of the Yasin 2768-7 Block, in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. Hycarbex previously announced the bidding for the construction of the surface treatment facility for the Haseeb Well # 1 and the delays in the award of the contract due to governmental delays in the appointment of a permanent Minister for the Ministry of Petroleum and Natural Resources. While the permanent Minister is yet to be appointed, the Pakistan government recently mandated that the Ministry process the approval requests pending before the Ministry. As a result of this government action, Hycarbex obtained the required approval from the Ministry and then engaged Energy Processing Services (Pvt) Limited ("EPS") to construct the surface treatment facility on a rental/gas processing fee basis. EPS is an affiliated company of Specialty Process Equipment Corporation ("SPEC"), a worldwide specialist in design, engineering and custom fabrication of processing facilities based in Houston, Texas, with manufacturing facilities in Houston, Texas, United Arab Emirates and Pakistan. EPS has completed the design work on the Haseeb #1 surface treatment facility and several items of equipment have been procured. EPS will continue its equipment procurement and fabrication in the SPEC facility located in Lahore, Pakistan and is expected to complete the fabrication and assembly during the first quarter of calendar 2009. Upon completion of the surface treatment facility, the Haseeb Well # 1 will be connected to the pipeline and begin the sale of gas to Sui Southern Pipeline Company. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

     The drilling of Al-Ali #1 Well, the second well to which our overriding royalty pertains, was undertaken by Hycarbex to fulfill the work obligations for the third contract year under the Concession License and was not commercially successful. The well was plugged. The drilling data is being studied by Hycarbex in order to determine if further operations would likely yield commercial volumes of gas.

     Hycarbex previously announced that drilling on a new exploratory well named "Yasin Exploratory Well # 1" was scheduled during the month of October. Hycarbex's drilling contractor experienced mobilization and commencement delays related to heavy rains in the flood plain area where the well is to be drilled. These conditions resulted in flooding and the need for stabilization of the drillsite surface before placement of the rig. The drilling contractor has completed this preparatory work and mobilized the drilling rig to the selected drill site. The drilling contractor is currently assembling the rig and associated equipment and spudding of the Yasin Exploratory Well #1 is expected during November, 2008. The Yasin Exploratory Well #1 will be drilled on a geologic structure within the Yasin Block which has not been tested. The target structure was identified using seismic results which were completed in December 2007. Hycarbex previously reported that the seismic analysis indicates the presence of two potential reservoirs, being the Sui Main Limestone at 1,110 meters (3,642 feet) with an indicated estimated closure of 23.4 square kilometers (9 square miles) and vertical relief of 40 msec., and the deeper Pab Sandstone at 1,550 meters (5,085 feet) with an estimated closure of 21.49 square kilometers (8.3 square miles) and vertical relief of 30 msec.

Results of Operations

     Our operations for the three months ended September 30, 2008 reflected a net operating loss of $180,128 as compared to $235,942 for the three months ended September 30, 2007, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first six (6) months of calendar 2009, but these are estimates only which may be further revised by Hycarbex.

Liquidity and Capital Resources

     After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the prior fiscal year, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin by mid-calendar 2007, which did not occur. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first six (6) months of 2009 after completion of contractual documents, gas allocation, and construction of surface facilities. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

     The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of September 30, 2008, we have withdrawn a total of $569,355 of the escrow deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

     During the fourth quarter of the fiscal year ended June 30, 2005, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants. We anticipate that some critical services rendered by third party consultants during the 2009 fiscal year will be paid with common stock instead of cash assets.

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

     On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of September 30, 2008, we had a total of $1,530,645 on deposit with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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

     On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008, on which date, Asif Ali Zardari succeeded Mr. Musharraf as President. This change in the political party in power has resulted in numerous personnel realignments within the several governmental ministries, many of which have not been completed as of the date of this report. Isolated incidents of violence and political protest continue to occur within the country according to international news sources. Other than delays encountered by Hycarbex in obtaining governmental approval of a surface facility construction contract for the Haseeb #1 Well, these political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major foreign and domestic operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

     We had no off balance sheet arrangements during the quarter ended September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 4- CONTROLS AND PROCEDURES

     In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES.

     There have been no changes in our internal control over financial reporting during our last fiscal quarter (being the fourth quarter of the year ending Junde 30, 2008) that have materially affected, or are reasonably likely to materially affect our internal over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

     There were no legal proceedings affecting the Company during the quarter ended September 30, 2008.

ITEM 1A. RISK FACTORS

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

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

                                        THE AMERICAN ENERGY GROUP, LTD.


                                        By:/s/ R. Pierce Onthank
                                           -------------------------------------
                                        R. Pierce Onthank, President, Chief
                                        Executive Officer, Principal Financial
                                        Officer and Director

DATED:  November 14, 2008