Form 10-Q
period 2008-12-31
AMERICAN ENERGY GROUP LTD
filed 2009-02-13
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934
         For the quarterly period ended December 31, 2008

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934
         For the transition period from ____________ to ____________

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

                           ---------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No ___

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

 As of February 13, 2009, the number of Common shares outstanding was 30,947,141

                         THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-Q



PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.          Financial Statements .......................................  3

Item 2.          Management's Discussion and Analysis of Financial
                 Condition And Results of Operations.........................  7

Item 3.          Quantitative and Qualitative Disclosures About Market Risk..  7

Items 4 and 4T.  Controls and Procedures..................................... 10

PART II-OTHER INFORMATION

Item 1.          Legal Proceedings........................................... 10

Item 1A          Risk Factors................................................ 10

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds. 10

Item 3.          Defaults and Senior Securities.............................. 11

Item 4.          Submission of Matters to a Vote of Security Holders......... 11

Item 5.          Other Information........................................... 11

Item 6.          Exhibits.................................................... 11

                          PART I-FINANCIAL INFORMATION

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets

                                     Assets
                                     ------
                                                                   December 31,
                                                                       2008            June 30,
                                                                    (Unaudited)          2008
                                                                  --------------    --------------
Current Assets
--------------
     Cash                                                         $       4,202     $      26,984
     Funds reserved for acquisitions                                  1,427,145         1,653,945
                                                                  --------------    --------------

         Total Current Assets                                         1,431,347         1,680,929
                                                                  --------------    --------------

Property and Equipment
----------------------
     Office equipment                                                    27,421            27,421
     Leasehold improvements                                              26,458            26,458
     Accumulated depreciation                                           (15,856)           12,370
                                                                  --------------    --------------

         Net Property and Equipment                                      38,023            41,509
                                                                  --------------    --------------

Other Assets
------------
     Security deposit                                                    26,209            26,209
                                                                  --------------    --------------

               Total Assets                                       $   1,495,579     $   1,748,647
                                                                  ==============    ==============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                             $      69,084     $     112,782
     Security deposits                                                   15,200            11,200
     Accrued liabilities                                                388,000           310,070
                                                                  --------------    --------------

         Total Current Liabilities                                      472,284           434,052
                                                                  --------------    --------------

         Total Liabilities                                              472,284           434,052
                                                                  --------------    --------------

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
      authorized 80,000,000 shares; 30,826,662 and
      30,718,752 shares issued and outstanding, respectively             30,827            30,719
     Capital in excess of par value                                   8,576,318         8,484,018
     Accumulated deficit                                             (7,583,850)       (7,200,142)
                                                                  --------------    --------------

         Total Stockholders' Equity                                   1,023,295         1,314,595
                                                                  --------------    --------------

         Total Liabilities and Stockholders' Equity               $   1,495,579     $   1,748,647
                                                                  ==============    ==============

                    The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
      For the Three Months and Six Months Ended December 31, 2008 and 2007
                                    Unaudited


                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------
                                             December 31,     December 31,      December 31,     December 31,
                                                 2008             2007              2008             2007


Revenue                                     $           0    $           0     $           0    $           0
-------                                     --------------   --------------    --------------   --------------

Expenses
--------
  Administrative salaries                         125,878          116,400           247,878          238,200
  Legal and professional                           38,609           64,905            66,111          128,051
  General and administrative                       30,910           34,342            57,291           63,420
  Office overhead expenses                          3,315            1,316             5,817           21,545
  Depreciation                                      1,743            1,689             3,486            3,378
                                            --------------   --------------    --------------   --------------

  Total Expenses                                  200,455          218,652           380,583          454,594
                                            --------------   --------------    --------------   --------------

  Net Operating (Loss)                           (200,455)        (218,652)         (380,583)        (454,594)
                                            --------------   --------------    --------------   --------------


Other Income and (Expense)
--------------------------
  Interest income                                       0                0                 0            1,742
  Interest expense                                 (1,620)          (1,100)           (3,125)          (1,779)
                                            --------------   --------------    --------------   --------------

  Net Other Income (Expense)                       (1,620)          (1,100)           (3,125)             (37)
                                            --------------   --------------    --------------   --------------

  Net (Loss) Before Tax                          (202,075)        (219,752)         (383,708)        (454,631)

  Income Tax                                            0                0                 0                0
                                            --------------   --------------    --------------   --------------

  Net (Loss)                                $    (202,075)   $    (219,752)    $    (383,708)   $    (454,631)
                                            ==============   ==============    ==============   ==============

  Basic Loss Per Common Share               $        (.01)   $        (.01)    $        (.01)   $        (.01)
                                            ==============   ==============    ==============   ==============

  Weighted Average Number
   Of Shares Outstanding                       30,805,894       30,581,496        30,771,326       30,557,487
                                            ==============   ==============    ==============   ==============

                    The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
               For the Six Months Ended December 31, 2008 and 2007
                                   (Unaudited)



                                                                       2008              2007
                                                                       ----              ----



Cash Flows From Operating Activities
------------------------------------
   Net loss                                                       $    (383,708)    $    (454,631)
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
       Depreciation                                                       3,486             3,378
       Common stock issued for services                                  31,660                 -
   Changes in operating assets and liabilities:
       Increase (decrease) in security deposits                           4,000             5,200
       Increase (decrease) in accounts payable                          (43,698)              916
       Increase (decrease) in accrued expenses
        and other current liabilities                                   138,678           210,510
                                                                  --------------    --------------

       Net Cash (Used In) Operating Activities                         (249,582)         (234,627)
                                                                  --------------    --------------

Cash Flows From Investing Activities
------------------------------------
   Funds (reserved for) / released from acquisitions                    226,800           199,890
   Expenditures for property and equipment                                   (-)          (11,161)
                                                                  --------------    --------------

       Net Cash Provided By Investing Activities                        226,800           188,729
                                                                  --------------    --------------

Cash Flows From Financing Activities
------------------------------------

       Net Cash Provided By (Used In) Financing Activities                    0                 0
                                                                  --------------    --------------


       Net (Decrease) in Cash                                           (22,782)          (45,898)

       Cash and Cash Equivalents, Beginning of Period                    26,984           112,957
                                                                  --------------    --------------

       Cash and Cash Equivalents, End of Period                   $       4,202     $      67,059
                                                                  ==============    ==============


Cash Paid For:
--------------
   Interest                                                       $       1,620     $       1,779
   Taxes                                                          $           -     $           -

Non-Cash Financing Activities:
------------------------------
   Common stock issued for payment of debt                        $      60,748     $      64,423
   Commons stock issued for services rendered                     $      31,660     $           -

                    The accompanying notes are an integral part of these financial statements.


                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                December 31, 2008

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-KSB. Operating results for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.


Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------


                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------
                                             December 31,     December 31,      December 31,     December 31,
                                                 2008             2007              2008             2007


   Loss (numerator)                         $    (202,075)   $    (219,752)    $    (383,708)   $    (454,631)
                                            --------------   --------------    --------------   --------------

   Shares (denominator)                        30,805,894       30,581,496        30,771,326        30,557,487
                                            --------------   --------------    --------------   --------------

   Per Share Amount                         $       (0.01)   $       (0.01)    $       (0.01)   $       (0.01)
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

Note 3 - Common Stock
---------------------

     During July 2008, the Company issued 14,614 shares of common stock for payables of $13,000.
     During August 2008, the Company issued 8,125 shares of common stock for services of $6,500.
     During October 2008, the Company issued 55,674 shares of common stock for payables of $47,748.
     During October 2008, the Company issued 20,077 shares of common stock for services of $18,660.
     During November 2008, the Company issued 9,420 shares of common stock for services of $6,500.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. ("Hycarbex"), the owner and operator of the Yasin 2768-7 Block, in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. Hycarbex's current revised estimates of the commencement of gas sales indicate that sales into the pipeline are expected to begin during the first six (6) months of 2009 based upon the timing estimates for the completion of contractual documents, gas allocation notification, construction of the surface facilities and physical connection to the gas sales line. These contractual and construction matters, as well as governmental delays in the appointment of a permanent Minister for the Ministry of Petroleum and Natural Resources. caused Hycarbex to modify its previous estimates as to the timing of pipeline connection. The Pakistan government recently mandated that the Ministry process the approval requests pending before the Ministry. As a result of this government action, Hycarbex obtained the required approval from the Ministry and then engaged Energy Processing Services (Pvt) Limited ("EPS") to construct the surface treatment facility on a rental/gas processing fee basis. EPS is an affiliated company of Specialty Process Equipment Corporation ("SPEC"), a worldwide specialist in design, engineering and custom fabrication of processing facilities based in Houston, Texas, with manufacturing facilities in Houston, Texas, United Arab Emirates and Pakistan. EPS has completed the design work on the Haseeb #1 surface treatment facility and several items of equipment have been procured. EPS will continue its equipment procurement and fabrication in the SPEC facility located in Lahore, Pakistan and is expected to complete the fabrication and assembly during the first quarter of calendar 2009. Upon completion of the surface treatment facility, the Haseeb Well # 1 will be connected to the pipeline and begin the sale of gas to Sui Southern Gas Company. On January 30, 2009, Hycarbex announced that the Pakistan Ministry of Petroleum and Natural Resources assigned to the Haseeb # 1 Well a provisional gas allocation for the extended well test (EWT) period pursuant to Hycarbex's application dated February 27, 2008. The allocation authorizes the sale of up to 28 million cubic feet of gas per day (MMCFD) to the Sui Southern Gas Company.

         On November 20, 2008, Hycarbex commenced a new exploratory well on a geologic structure within the Yasin Block which has not been previously tested. The well is named the Yasin Exploratory Well No. 1 and will target the Sui Main Limestone at a depth of approximately 1,110 meters (3,642 feet) and the deeper Pab Sandstone at 1,550 meters (5,085 feet). The target structure was identified by Hycarbex using seismic results which were completed in December 2007.
According to Hycarbex, the seismic analysis indicates the presence of an identified Sui Main Limestone reservoir with an estimated closure of 23.4 square kilometers (9 square miles) and vertical relief of 40 msec., and a Pab Sandstone reservoir with an estimated closure of 21.49 square kilometers (8.3 square miles) and vertical relief of 30 msec.

Results of Operations

         Our operations for the six months ended December 31, 2008 reflected a net operating loss of $383,708 as compared to $454,631 for the six months ended December 31, 2007, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans which occurred during prior fiscal periods. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first six (6) months of calendar 2009, but these are estimates only which may be further revised by Hycarbex.

Liquidity and Capital Resources

         After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the fiscal year ended June 30, 2006, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin by mid-calendar 2007, which did not occur. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first six (6) months of 2009 after completion of contractual documents, gas allocation, and construction of surface facilities. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

         The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of December 31, 2008, we have withdrawn a total of $672,855 of the escrow deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

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

         On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of December 31, 2008, we had a total of $1,427,145 on deposit with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

         We will continue to manage our Pakistan royalty and our Galveston County, Texas oil and gas leases. While we await production revenues from the sale of gas from the Haseeb No. 1 well in Pakistan and the results of the Yasin Exploratory Well # 1 and other Hycarbex-planned exploration projects on the Yasin 2768-7 Block. We have also begun efforts to locate and acquire other royalty interests on one or more additional oil and gas concessions in Pakistan, using a portion of the proceeds of the $3.95M institutional private offering consummated in 2006.

Pakistan Overriding Royalty/Recent Political Developments

         Through our former Hycarbex subsidiary (before the sale of that subsidiary), we expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin Concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well drilled in the fourth quarter of 2005 based upon all available test results and based upon the proved reserve estimates in a recently released reserve report conducted by GSM, Inc. covering the Haseeb #1 Gas Field. The Yasin Exploratory Well #1 has likewise begun on a large geologic structure with tremendous potential. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities. The financial risks inherent in oil and gas drilling in Pakistan will no longer be borne by us because an overriding royalty interest is not subject to such costs.

         While continuous production and favorable hydrocarbon prices are necessary for the overriding royalty interest to demonstrate real value, we are optimistic that the recent successful drilling of the Haseeb # 1 Well, the proximity of a pipeline for gas sales, the near term completion of a surface treatment facility, the favorable provisional gas allowable for the extended well test on the Haseeb #1 Well, recently authorized by the Pakistan Government and the additional seismic, geologic and technical data collected will enhance the chances of continued success on the concession despite the customary risks inherent with oil and gas drilling in general.

         On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008, on which date, Asif Ali Zardari succeeded Mr. Musharraf as President. This change in the political party in power has resulted in numerous personnel realignments within the several governmental ministries, many of which have not been completed as of the date of this report. Isolated incidents of violence and political protest continue to occur within the country according to international news sources. Other than delays encountered by Hycarbex in obtaining governmental approval of a surface facility construction contract for the Haseeb 1 Well, these political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major foreign and domestic operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

         We had no off balance sheet arrangements during the quarter ended December 31, 2008.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. This review found the disclosure controls and procedures to be effective. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting. This report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         There were no legal proceedings affecting the Company during the quarter ended December 31, 2008.

ITEM 1A-RISK FACTORS

         Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         There were no sales of unregistered securities during the quarter ended December 31, 2008.


ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

ITEM 5-OTHER INFORMATION

         On September 26, 2008, the Company signed a contract engaging the auditing firm of Bouwhuis, Morrill & Company as its auditors for the fiscal year ended June 30, 2008. Douglas W. Morrill, CPA, of the firm was then designated to serve as the audit partner with primary responsibility. On February 9, 2009, Douglas W. Morrill, CPA notified the Company that a merger between Bouwhuis, Morrill & Company and Chisholm, Bierwolf & Nilson became effective, with the new post-merger firm being called Chisholm, Bierwolf, Nilson & Morrill. Douglas W. Morrill, CPA, continues with the new firm in the capacity as audit partner with primary responsibility for the Company. The effective date of termination of the prior accountant, Bouwhuis, Morrill & Company, is February 9, 2009.

         The decision to change accountants was approved by the Board of Directors of the Company on February 10, 2009, and engagement of Chisholm, Bierwolf, Nilson & Morrill, occurred on February 10, 2009.

         During the two (2) most recent fiscal years and prior to engaging Chisholm, Bierwolf, Nilson & Morrill as the new independent auditing firm, neither the Company nor anyone on its behalf consulted the newly engaged accounting firm or its principals as to the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company's financial statements, or as to any other matter. The former accountant's reports during the past two (2) fiscal years did not contain an adverse opinion nor a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years preceding declination to serve, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 6-EXHIBITS

         The following documents are filed as Exhibits to this report:

               Exhibit 16.1 - Letter from former independent accountant dated February 12, 2009.

               Exhibit 31.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

               Exhibit 32.1 - Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, Section 1350(a) and
               (b).

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

DATED: February 13, 2009

12