Form 10-K/A
period 2008-06-30
AMERICAN ENERGY GROUP LTD
filed 2009-05-05
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                           ---------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ]   No X

          The issuer had no revenues for the year ended June 30, 2008.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September __, 2008, was $___________.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X__ No ___ -

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 26, 2008, the number of Common shares outstanding was 30,741,491

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                EXPLANATORY NOTE

         The American Energy Group, Ltd. is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-KSB for the year ended June 30, 2008, which was originally filed September 30, 2008 (the "Original Filing"), to set forth Item 8A(T), which replaces Item 8A in its entirety from the Original Filing. As disclosed below, Item 8A(T) sets forth management's annual report on internal control over financial reporting. Item 8A(T) also revises management's conclusions regarding the effectiveness of the disclosure controls and procedures and the Internal Control Over Financial Reporting as of June 30, 2008, as a result of its failure to file management's annual report on internal control over financial reporting in the Original Filing. This Amendment on Form 10-K/A also revises and updates the principal officer certifications in Exhibits 31.1 and 32.1. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.

ITEM 8A(T).    CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including R. Pierce Onthank, who serves as our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including Mr. Onthank who serves as our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Mr. Onthank has concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, because the report on internal control over financial reporting was not provided within the required period.

         (b) Management's Annual Report on Internal Control over Financial Reporting. Management, including Mr. Onthank who serves as the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions and influenced by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, (iii) that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
(iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management has assessed internal control over financial reporting of the Company as of June 30, 2008. The Company's management conducted its assessment in accordance with the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the internal control over financial reporting was effective as of June 30, 2008.

         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         (c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE AMERICAN ENERGY GROUP, LTD.


                             By:/s/ R. Pierce Onthank
                               ---------------------------------

                             R. Pierce Onthank, President, Secretary, Director Chief Financial Officer and Chief Financial Officer


DATED:  May 4, 2009