Form 10-Q/A
period 2008-09-30
AMERICAN ENERGY GROUP LTD
filed 2009-05-05
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]



                                EXPLANATORY NOTE

           The American Energy Group, Ltd. is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment") to its Quarterly Report on Form 10-QSB for the period ended September 30, 2008, which was originally filed November 14, 2008 (the "Original Filing"), to revise and update the principal officer certifications in Exhibit 31.1. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.