Form 10-Q/A
period 2008-12-31
AMERICAN ENERGY GROUP LTD
filed 2009-05-05
CIK 843212

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


                                EXPLANATORY NOTE

           The American Energy Group, Ltd. is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment") to its Quarterly Report on Form 10-QSB for the period ended December 31, 2008, which was originally filed February 13, 2009 (the "Original Filing"), to revise and update the principal officer certifications in Exhibit 31.1. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.