Form 10-Q
period 2009-03-31
AMERICAN ENERGY GROUP LTD
filed 2009-05-15
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

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

   As of May 15, 2009, the number of Common shares outstanding was 30,965,369

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                                      THE AMERICAN ENERGY GROUP, LTD.
                                             INDEX TO FORM 10-Q


PART I-FINANCIAL INFORMATION                                                                             PAGE

Item 1.           Financial Statements ..............................................................     3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations..........................................................     7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.........................     10

Items 4 and 4T.   Controls and Procedures............................................................     10

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings..................................................................     10

Item 1A           Risk Factors.......................................................................     11

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds........................     11

Item 3.           Defaults and Senior Securities.....................................................     11

Item 4.           Submission of Matters to a Vote of Security Holders................................     11

Item 5.           Other Information..................................................................     11

Item 6.           Exhibits...........................................................................     11





                                        PART I-FINANCIAL INFORMATION

                                       THE AMERICAN ENERGY GROUP, LTD.
                                               Balance Sheets

                                                    Assets
                                                    ------
                                                                                 March 31,
                                                                                    2009            June 30,
                                                                                 (Unaudited)          2008
                                                                               --------------    --------------
Current Assets
--------------
     Cash                                                                      $       14,925    $       26,984
     Funds reserved for acquisitions                                                1,282,000         1,653,945
                                                                               --------------    --------------

         Total Current Assets                                                       1,296,925         1,680,929
                                                                               --------------    --------------

Property and Equipment
----------------------
     Office equipment                                                                  27,421            27,421
     Leasehold improvements                                                            26,458            26,458
     Accumulated depreciation                                                         (17,598)          (12,370
                                                                               --------------    --------------

         Net Property and Equipment                                                    36,281            41,509
                                                                               --------------    --------------

Other Assets
------------
     Security deposit                                                                  26,209            26,209
                                                                               --------------    --------------

                   Total Assets                                                $    1,359,415    $    1,748,647
                                                                               ==============    ==============

                                        Liabilities and Stockholders' Equity
                                        ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                                          $       73,622    $      112,782
     Security deposits                                                                 15,200            11,200
     Accrued liabilities                                                              455,378           310,070
                                                                               --------------    --------------

         Total Current Liabilities                                                    544,200           434,052
                                                                               --------------    --------------

         Total Liabilities                                                            544,200           434,052
                                                                               --------------    --------------

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 30,965,369 and
     30,718,752 shares issued and outstanding, respectively                            30,945            30,719
     Capital in excess of par value                                                 8,685,400         8,484,018
     Accumulated deficit                                                           (7,901,130)       (7,200,142)
                                                                               --------------    --------------

         Total Stockholders' Equity                                                   815,215         1,314,595
                                                                               --------------    --------------

         Total Liabilities and Stockholders' Equity                            $    1,359,415    $    1,748,647
                                                                               ==============    ==============



                 The accompanying notes are an integral part of these financial statements.


                                THE AMERICAN ENERGY GROUP, LTD.
                                   Statements of Operations
              For the Three Months and Nine Months Ended March 31, 2009 and 2008
                                           Unaudited


                                       Three Months Ended              Nine Months Ended
                                       ------------------              -----------------
                                    March 31,       March 31,       March 31,      March 31,
                                      2009            2008            2009           2008


Revenue                           $          0    $          0    $          0    $          0
-------                           ------------    ------------    ------------    ------------

Expenses
--------
    Administrative salaries            115,200         124,500         363,078         362,700
    Legal and professional             149,622          46,723         215,733         174,774
    General and administrative          36,785          43,824          94,076         107,243
    Office overhead expenses            12,280           1,688          18,097           5,067
    Depreciation                         1,742             760           5,228          22,305
                                  ------------    ------------    ------------    ------------

    Total Expenses                     315,629         217,495         696,212         672,089
                                  ------------    ------------    ------------    ------------

    Net Operating Loss                (315,629)       (217,495)       (696,212)       (672,089)
                                  ------------    ------------    ------------    ------------


Other Income and (Expense)
--------------------------
    Interest income                          0               0               0           1,742
    Interest expense                    (1,651)         (1,442)         (4,776)         (3,221)
                                  ------------    ------------    ------------    ------------

    Net Other Income (Expense)          (1,651)         (1,442)         (4,776)         (1,479)
                                  ------------    ------------    ------------    ------------

    Net Loss Before Tax               (317,280)       (218,937)       (700,988)       (673,568)

    Income Tax                               0               0               0               0
                                  ------------    ------------    ------------    ------------

    Net Loss                      $   (317,280)   $   (218,937)   $   (700,988)   $   (673,568)
                                  ============    ============    ============    ============

    Basic Loss Per Common Share   $       (.01)   $       (.01)   $       (.02)   $       (.02)
                                  ============    ============    ============    ============

    Weighted Average Number
       Of Shares Outstanding        30,937,191      30,610,394      30,824,974      30,575,059
                                  ============    ============    ============    ============




         The accompanying notes are an integral part of these financial statements.



                           THE AMERICAN ENERGY GROUP, LTD.
                              Statements of Cash Flows
                  For the Nine Months Ended March 31, 2009 and 2008
                                     (Unaudited)



                                                             2009         2008
                                                            -----         ----


Cash Flows From Operating Activities
------------------------------------
     Net loss                                             $(700,988)   $(673,568)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                        5,228        5,067
          Common stock issued for services                  140,860        3,500
     Changes in operating assets and liabilities:
          (Increase) decrease in security deposits            4,000        5,200
          Increase (decrease) in accounts payable           (39,160)       7,905
          Increase (decrease) in accrued expenses
                   and other current liabilities            206,056      289,296
                                                          ---------    ---------

         Net Cash Used In Operating Activities             (384,004)    (362,600)
                                                          ---------    ---------

Cash Flows From Investing Activities
------------------------------------
     Funds (reserved for) / released from acquisitions      371,945      262,855
     Expenditures for property and equipment                    (--)     (11,161)
                                                          ---------    ---------

         Net Cash Provided By Investing Activities          371,945      251,694
                                                          ---------    ---------

Cash Flows From Financing Activities
------------------------------------

         Net Cash Provided By Financing Activities                0            0
                                                          ---------    ---------

         Net Decrease in Cash                               (12,059)    (110,906)

         Cash and Cash Equivalents, Beginning of Period      26,984      112,957
                                                          ---------    ---------

         Cash and Cash Equivalents, End of Period         $  14,925    $   2,051
                                                          =========    =========


Cash Paid For:
--------------
     Interest                                             $   4,776    $   3,221
     Taxes                                                $      --    $      --

Non-Cash Financing Activities:
------------------------------
     Common stock issued for payment of debt              $  60,748    $ 116,923
     Commons stock issued for services rendered           $ 140,860    $   3,500




   The accompanying notes are an integral part of these financial statements.



                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                 March 31, 2009

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2008 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.


Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------


                                    Three Months Ended              Nine Months Ended
                                    ------------------              -----------------
                                 March 31,       March 31,       March 31,       March 31,
                                   2009            2008            2009            2008


   Net Loss (numerator)        $   (317,280)   $   (218,937)   $   (700,988)   $   (673,568)
                               ------------    ------------    ------------    ------------

   Weighted Average
        Shares (denominator)     30,937,191      30,610,394      30,824,974      30,575,059
                               ------------    ------------    ------------    ------------

   Per Share Amount            $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                               ============    ============    ============    ============


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


Note 3 - Common Stock
---------------------

     During July 2008, the Company issued 14,614 shares of common stock for payables of $13,000.
     During August 2008, the Company issued 8,125 shares of common stock for services of $6,500.
     During October 2008, the Company issued 55,674 shares of common stock for payables of $47,748.
     During October 2008, the Company issued 20,077 shares of common stock for services of $18,660
     During November 2008, the Company issued 9,420 shares of common stock for services of $6,500.
     During January 2009, the Company issued 128,707 shares of common stock for services of $102,700.
     During February 2009, the Company issued 10,000 shares of common stock for services of $6,500.

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

         On November 20, 2008, Hycarbex commenced a new exploratory well on a geologic structure within the Yasin Block which has not been previously tested. The well is named the Yasin Exploratory Well No. 1 and will target the Sui Main Limestone at a depth of approximately 1,110 meters (3,642 feet) and the deeper Pab Sandstone at 1,550 meters (5,085 feet). The target structure was identified by Hycarbex using seismic results which were completed in December 2007.
According to Hycarbex, the seismic analysis indicates the presence of an identified Sui Main Limestone reservoir with an estimated closure of 23.4 square kilometers (9 square miles) and vertical relief of 40 msec., and a Pab Sandstone reservoir with an estimated closure of 21.49 square kilometers (8.3 square miles) and vertical relief of 30 msec. Results of the drilling have not been announced by Hycarbex as of the date of this report.

Results of Operations

         Our operations for the nine months ended March 31, 2009 reflected a net operating loss of $700,988 as compared to $673,568 for the nine months ended March 31, 2008, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans which occurred during prior fiscal periods. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during the first nine (9) months of calendar 2009, based upon execution of the gas sales agreement announced May 5, 2009, but these are estimates only which may be further revised by Hycarbex.

Liquidity and Capital Resources

         After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the fiscal year ended June 30, 2006, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin by mid-calendar 2007, which did not occur. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first nine
(9) months of 2009  after  completion  of  construction  of surface  facilities.
Execution of the gas sales agreement was announced May 5, 2009. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

         The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of March 31, 2009, we have withdrawn a total of $818,000 of the escrow deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

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

         On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of March 31, 2009, we had a total of $1,282,000 on deposit with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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

         On February 18, 2008, Asif Ali Zardari succeeded Pervez Musharraf as President. This change in the political party in power has resulted in numerous personnel realignments within the several governmental ministries, many of which have not been completed as of the date of this report. Isolated incidents of violence and political protest continue to occur within the country according to international news sources. Other than previous delays encountered by Hycarbex in obtaining governmental approval of a surface facility construction contract for the Haseeb 1 Well, these political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major foreign and domestic operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

         We had no off balance sheet arrangements during the quarter ended March 31, 2009.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over financial reporting as of March 31, 2009. The assessment was conducted in accordance with the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that there was no material weakness in the Company's internal control over financial reporting, and concluded that the Company's disclosure controls and procedures and the Company's financial control over financial reporting are effective as of March 31, 2009. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting. This report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         There were no legal proceedings affecting the Company during the quarter ended March 31, 2009.

ITEM 1A-RISK FACTORS

         Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         There were no sales of unregistered securities during the quarter ended March 31, 2009.


ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2009.

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

DATED:  May 15, 2009


11