Form 10-K
period 2009-06-30
AMERICAN ENERGY GROUP LTD
filed 2009-09-29
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

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
                           ---------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---
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

          The issuer had no revenues for the year ended June 30, 2009.

             The aggregate market value of the voting and non-voting
                common equity held by non-affiliates computed by
              reference to the average bid and asked price of such
                   common equity as of September 25, 2009, was
                                  $17,583,014.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                 ---   ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      As of September 25, 2009, the number of Common shares outstanding was
                                   31,044,412

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                         THE AMERICAN ENERGY GROUP, LTD.

                               INDEX TO FORM 10-K
PART 1                                                                                            PAGE


Items 1 and 2.    Business and Properties........................................................   3

Item 1A.          Risk Factors ..................................................................   8

Item 1B.          Unresolved Staff Comments......................................................  15

Item 3.           Legal Proceedings..............................................................  15

Item 4.           Submission of Matters to a Vote of Security Holders............................  15

PART II

Item 5.           Market For Common Equity and Related Stockholder Matters ......................  15
                  and Issuer Purchase of Equity Securities

Item 6.           Selected Financial Data........................................................  16

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................  17

Item 7A           Quantitative and Qualitative Disclosures About Market Risk                       20

Item 8.           Financial Statements and Supplementary Data....................................  20

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................  20

Item 9A           Controls and Procedures........................................................  20

Item 9B           Other Information..............................................................  21

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.........................  22

Item 11.          Executive Compensation.........................................................  23

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters................................................  24

Item 13.          Certain Relationships and Related Transactions and Director
                  Independent....................................................................  25

Item 14.          Principal Accounting Fees and Services.........................................  26

PART IV

Item 15.          Exhibits and Financial Statement Schedules.....................................  26

SIGNATURES.......................................................................................  27

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

         The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during October 2009.

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

The Yasin Exploratory Well No. 1

         The Yasin Exploratory Well No. 1 was commenced in November, 2008. On September 28, 2009, Hycarbex announced the results of the drilling and its drilling analysis to date. After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole. The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved. Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling. After evaluation, angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure. As of the date of this report, Hycarbex has indicated that it plans to perform additional seismic to refine the preliminary data obtained from the drilling process. According to Hycarbex, the drilling reaffirmed Hycarbex's belief that the structure is very promising and thus a nearby replacement well is planned by Hycarbex for the first six (6) calendar months of 2010 after completion of the additional seismic.

Other Factors Affecting Pakistan Exploration Opportunities

         With regard to Pakistan in-country opportunities, experts view Pakistan as a country with realistic potential for the discovery of large oil and gas reserves. Previously perceived as containing far less oil and gas potential than the Arabian Peninsula countries, Pakistan has never received the extensive exploration efforts required to fully explore the vast and numerous structures warranting such attention. However, in recent years, a significant number of well known international oil and gas operators have moved into Pakistan, and their efforts have met with a high degree of success. These operators include BP Amoco and Premier from the United Kingdom, BHP from Australia, China Oil from China, OMV from Austria, Petronas from Malasia, MOL from Hungary and Shell Oil from the Netherlands. A number of new commercial discoveries have been announced in recent years. There is also geological data which suggests nearly identical structures with those of the Arabian Peninsula. Of the 725 exploratory wells drilled through 2008 (15 of which have been offshore), an above-average number (i.e. 1:3.3) have succeeded and this degree of success supports the position that Pakistan is a good location in which to focus exploration efforts.

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

         In 2001, the Pakistan government launched a new Petroleum Exploration and Production Policy which offers efficient procedures complimented by a liberal policy framework for obtaining and developing concessions. On November 6, 2007, the Ministry of Petroleum & Natural Resources approved the new Petroleum and Exploration Policy of 2007 (the "2007 Exploration Policy"). Under existing policies, the concessions are awarded by an open and fair bidding process which does not exempt the state-owned oil companies. Operators conduct regular meetings with ministry officials but the regulatory involvement is relaxed and on a par with international standards. The licenses are granted directly by the President of Pakistan through his oil ministry officials. Foreign investors are permitted unrestricted expatriation of funds, including profits. The sales markets are unregulated and producers may sell to state marketing organizations or third parties. Current efforts are underway to get the market prices on a par with international prices. Energy Information Administration (EIA) reports, and Pakistani sources confirm, that future commercial discoveries will have a ready market at favorable pricing. Imports of goods, including vehicles and equipment is also simplistic, with no tariffs. The 2007 Exploration Policy contained several incentives to induce foreign investment and accelerate in-country exploration activities, including new petroleum pricing policies which increased the gas pricing available for the Yasin Block (2768-7). The 2007 Exploration Policy was revised in 2009 to further increase competitive pricing. The increased gas prices will materially benefit The American Energy Group, Ltd. due to its 18% royalty in the Yasin Block (2768-7), which includes the Haseeb #1 Well. The New Exploration Policy is published in its entirety at the website for the Ministry of Petroleum & Natural Resources, the internet address for which is www.mpnr.gov.pk.

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

         While the region has shown political instability and violence, including inside Pakistan's borders, the Government of Pakistan has proven to be an ally on the war against global terrorism.

Office Facilities

         In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. The office space contains approximately 3,574 square feet and is leased under a 5-year lease commencing April 1, 2006, at a rate of $11,913.33 per month for the initial year, $12,211.17 per month for the second year, $12,509.00 per month for the third year, $12,806.83 per month for the fourth year, and $13,104.67 per month for the final year. The lease contains a 5-year option period with base rental ranging from $13,402.50 in the first year of the option period to $14,593.83 in the final option year. For the year ending June 30, 2009, office rentals totaled $157,662.00. Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. There are four subleases with one year remaining on their term. The combined rentals attributable to the subleases, including utilities are now $12,650 per month which approximates ninety eight (98%) of our current monthly rental. Current annual utility burdens are approximately $14,500 for the entire premises. We have subleased approximately eighty percent (80%) of our space and believe the retained space is adequate for our needs.

Employees

         As of June 30, 2009, we had three full-time employees, which include the President, Pierce Onthank, and two administrative assistants in the corporate office.

ITEM 1A-RISK FACTORS
                              Company-related Risks

         An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our Common Stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occur, our business, financial condition or results of third party operations upon which our royalty interests depend could be seriously harmed. The trading price of our Common Stock could, in turn, decline and you could lose all or part of your investment.

The Company's limited history and prior bankruptcy proceedings make an evaluation of us and our future extremely difficult, and profits are not assured.

         In view of our limited history in the oil and gas exploration business, our prior bankruptcy proceedings between June 2002 and January 2004, and the fact that we do not have a current revenue stream from operations, it may be difficult for investors to evaluate our business and prospects. Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

         * Find and acquire rights in attractive oil and gas properties including the ability to successfully negotiate with foreign governments to obtain these rights;
         * Develop or cause third parties to develop the oil and gas projects to a stage at which oil and gas are being produced in commercially viable quantities;
         *        Procure purchasers of commercial production of oil and gas;
         *        Comply with applicable laws and regulations;
         * Identify and enter into binding agreements with suitable joint venture partners for future projects;
         * Raise a sufficient amount of funds to continue acquisition, exploration and development programs;
         *        Implement and successfully execute its business strategy;
         *        Respond to competitive developments and market changes; and
         *        Attract, retain and motivate qualified personnel.

         There can be no assurance that we will be successful in undertaking any or all of such activities. A failure to undertake successfully most, if not all, of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that exploration and production activities, if any, will produce oil and gas in commercially viable quantities, if any at all. There can be no assurance that sales of oil and gas production will generate significant revenues for a sustained period or that we will be able to achieve or sustain profitability in any future period.

               Cumulative voting is not available to stockholders.

         Cumulative voting in the election of directors is expressly denied in our Articles of Incorporation. Accordingly, the holder or holders of a majority of the outstanding shares of our common stock may elect all of our Directors. Management's large percentage ownership of the outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

The trading price of the common stock entails additional regulatory requirements, which may negatively affect such trading price.

         The trading price of our common stock is below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

The Company will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

         The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. The Company's management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase the Company's legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations are expected to make it more difficult and more expensive to obtain director and officer liability insurance, and the Company may be required to incur substantial costs to maintain the same or similar coverage.

         In addition, the Sarbanes-Oxley Act requires, among other things, that the Company maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, the Company must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and the independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The testing, or the subsequent testing by its independent registered public accounting firm, may reveal deficiencies in internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that the Company incur substantial accounting expense and expend significant management efforts. The Company currently does not have an internal audit group, and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if the Company is unable to comply with the requirements of Section 404 in a timely manner, or if the independent registered public accounting firm identifies deficiencies in the Company's internal controls over financial reporting that are deemed to be material weaknesses, the market price of the stock could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Management controls a significant percentage of our current outstanding common stock and their interests may conflict with those of our shareholders.

         As of June 30, 2009, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 17.1% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The Company may have conflicts of interest with key personnel.

         Our key personnel may, from time to time, be engaged in activities which could be construed as a conflict of interest. Dr. Iftikhar Zahid, our Resident Manager-Parkistan and our director, is a principal officer and a director of Hycarbex-American Energy, Inc., our former subsidiary and the owner/operator of the Yasin Concession. A conflict could arise in the event that the Company and Hycarbex have a future dispute over royalty interest payment matters. Additionally, our key personnel may own non-Company oil and gas investments, and may sit on the board of directors of other oil and gas companies. It is possible that we may purchase oil and gas services from key personnel in the future.

The Company is dependent on key personnel.

         We depend to a large extent on the services of certain key management personnel, including R. Pierce Onthank, our President and Chief Executive Officer, Dr. Iftikhar A. Zahid, our director who serves as the key liaison officer in Pakistan, as well as other key consultants, the loss of any of which could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our officers or directors.

         The favorable policies toward foreign investment in Pakistan oil and gas exploration could change.

         Future governmental enactments or changes to existing policies could impact our ownership or asset value. The royalty interest which we hold in the Yasin Block and other interests which we will seek to acquire in other concession opportunities could be adversely affected by future regulatory and/or policy changes. Since the value of these interests is derived from the actual net proceeds of production, changes to the duration of the exploration license, applicable taxes or tariffs, or commodity purchase prices could significantly affect our interests in the region.

We may experience potential fluctuations in results of operations.

         Our future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of project results; (b) swings in availability of services needed to implement projects and the pricing of such services; (c) a volatile oil and gas pricing market which may make certain projects that we undertake uneconomic; (d) the ability to develop infrastructure to accommodate growth; (e) the ability to attract new independent producers with prospects in a timely and effective manner; and (f) the amount and timing of operating costs and capital expenditures relating to establishing our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

The issuance of additional authorized shares of our common and preferred stock or the exercise of stock options and warrants may dilute our investors and adversely affect the market for our common stock.

         We are authorized to issue 80,000,000 shares of our common stock. The 31,044,412 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of June 30, 2009, we had outstanding warrants to purchase shares of our common stock, the exercise price of which range between $0.75 and $1.70 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

         Possible or actual sales of a substantial number of shares of common stock by the selling stockholders in this offering could have a negative impact on the market price of our common stock. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

         The exercise of the outstanding convertible securities will reduce the percentage of common stock held by our stockholders. Further, the terms on which we could obtain additional capital during the life of the convertible securities may be adversely affected, and it should be expected that the holders of the convertible securities would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current stockholders to suffer significant dilution which may adversely affect the market.

         In addition to our shares of common stock which may be issued without stockholder approval, we have 20,000,000 shares of authorized preferred stock, the terms of which may be fixed by our Board of Directors. We presently have no issued and outstanding shares of preferred stock and while we have no present plans to issue any shares of preferred stock, our Board of Directors has the authority, without stockholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock may have an adverse effect on the holders of common stock.

The Company is solely dependent upon capital from outside sources.

         Due to the lack of a revenue stream from business operations, we do not currently have the financial resources to develop all of our currently identified projects and to sustain our administrative overhead. Revenues from the successful Haseeb No. 1 Well will not be available until Hycarbex-American Energy, Inc. connects to the available pipeline. There is no assurance that capital will be available in the future to us or that capital will be available under terms acceptable to us. Depending upon our needs and the timing of pipeline connection, we may need to raise additional capital, either through the sale of equity securities (which could dilute the existing stockholders' interest) or from borrowings from third parties (which could result in assets being pledged as collateral and which would increase our debt service requirements). Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on our business, results of operations and financial condition.

The Company and the operators of projects in which it participates depend on industry vendors and may not be able to obtain adequate services.

         Our third party oil and gas operators are largely dependent on industry vendors for our success. These contracted services include, but are not limited to, accounting, drilling, completion, workovers and reentries, geological evaluations, engineering, leasehold acquisition (landmen), operations, legal, investor relations/public relations, and prospect generation. We could be harmed if the operators of our projects fail to attract quality industry vendors to participate in the drilling of prospects or if industry vendors do not perform satisfactorily. We have little control over factors that influence the performance of such vendors.

The Company relies on third parties for production services and processing facilities.

         The marketability of the our production depends upon the proximity of our projects' reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could materially adversely affect our financial condition.

The Company's Directors and Officers have limited liability and have rights to indemnification.

         Our Articles of Incorporation and Bylaws provide, as permitted by governing Nevada law, that our directors and officers shall not be personally liable to the Company or any of its stockholders for monetary damages for breach of fiduciary duty as a director or officer, with certain exceptions. The Articles further provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil litigation or criminal action brought against them on account of their being or having been its directors or officers unless, in such action, they are adjudged to have acted with gross negligence or willful misconduct.

         The inclusion of these provisions in the Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

         The Articles provide for the indemnification of our officers and directors, and the advancement to them of expenses in connection with any proceedings and claims. The Articles include related provisions meant to facilitate the indemnitee's receipt of such benefits. These provisions cover, among other things: (i) specification of the method of determining entitlement to indemnification and the selection of independent counsel that will in some cases make such determination, (ii) specification of certain time periods by which certain payments or determinations must be made and actions must be taken, and (iii) the establishment of certain presumptions in favor of an indemnitee.

                    General Risks of the Oil and Gas Business

Investment in the oil and gas business is risky.

         Oil and gas exploration and development is an inherently speculative activity. There is no certain method to determine whether or not a given prospect will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production. There is always the risk that development of a prospect may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce. There is no guarantee that a producing asset will continue to produce. Because of the high degree of risk involved, there can be no assurance that the Company will recover any portion of its investment or that its investment in oil and gas exploration activities will be profitable.

The oil and gas business is subject to drilling and operational hazards.

         The oil and gas business involves a variety of operating risks, including:

         o        blowouts, cratering and explosions;
         o        mechanical and equipment problems;
         o        uncontrolled flows of oil and gas or well fluids;
         o        fires;
         o        marine hazards with respect to offshore operations;
         o        formations with abnormal pressures;
         o        pollution and other environmental risks; and
         o        natural disasters.

Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, our operators will maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and the results of operations.

The Company will face fierce competition from other companies in the acquisition of development opportunities.

         A large number of companies and individuals engage in drilling for gas and oil, and there is competition for the most desirable prospects. This is likewise the case in Pakistan where foreign investment is accelerating at a tremendous pace. We will encounter intense competition from other companies and other entities in the pursuit of quality prospects for investment. We may be competing with numerous gas and oil companies which may have financial resources significantly greater than ours.

Oil and gas properties are subject to unanticipated depletion.

         The acquisition of oil and gas prospects is almost always based on available geologic and engineering data, the extent and quality of which vary in each case. Successful wells may deplete more rapidly than the available geological and engineering data originally indicated. Unanticipated depletion, if it occurs, would result in a lower return for the Company or a loss to the shareholders.

Oil and gas prices are volatile.

         Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on the prices that we receive for oil and gas production. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. High oil and gas prices could preclude acceptance of our business model. Depressed prices in the future would have a negative effect on our future financial results.

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

         o        the threat of global terrorism;
         o regional political instability in areas where the exploratory wells are drilled;
         o        the available supply of oil;
         o        the level of consumer product demand;
         o        weather conditions;
         o political conditions and policies in the greater oil producing regions, including the Middle East;
         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
         o        the price of foreign imports;
         o        actions of governmental authorities;
         o        domestic and foreign governmental regulations;
         o        the price, availability and acceptance of alternative fuels;
                  and
         o        overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty future oil and gas prices. Our inability to respond appropriately to changes in these factors could negatively affect our profitability.

Terrorist attacks and continued hostilities in the Middle East or other sustained military campaigns may adversely impact the industry and us.

         The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely impact us. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the oil and gas business is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may adversely impact us in unpredictable ways.

Political instability both internal and external to Pakistan could adversely affect drilling operations and gas marketing.

         Pakistan is geographically positioned in a region which has experienced a great deal of political instability and violence. The current regime is viewed as pro-western, but a change in government in Pakistan, such as an Islamic fundamentalist government, could have many wide-ranging adverse effects upon the validity of existing exploration licenses and concession agreements and upon our ability to enforce our contractual agreements. Additionally, with or without such governmental changes, recurring incidents of violence could adversely affect oil and gas exploration and marketing operations which would, in turn, adversely affect our ability to receive royalty payments derived from those operations. Examples of regional conflicts, incidents and political unrest inside Pakistan's borders include the following:

         o the Kashmir region bordering India, Pakistan, Afghanistan and China, has been a continuing source of tension and armed conflict between India and Pakistan since 1947;


         o Baluchistan Province tribesmen have attacked the Sui gas fields in Balochistan in Southwest Pakistan generally as a protest for more jobs and higher royalty payments; and

         o Pakistan has experienced violence along its Afghanistan border as well as incidents of internal urban violence from fundamentalist militant Islamic groups who oppose governmental ties with the United States.

Continued incidents of political unrest and violence in the future could interrupt drilling operations and gas marketing of our projects.

The Company's domestic assets are subject to domestic governmental regulations and hazards related to environmental issues.

         Gas and oil operations in the United States are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations. The Environmental Protection Agency of the United States and the various state departments of environmental affairs closely regulate gas and oil production effects on air, water and surface resources. Furthermore, proposals concerning regulation and taxation of the gas and oil industry are constantly before Congress. It is impossible to predict future proposals that might be enacted into law and the effect they might have on the Company. Thus, restrictions on gas and oil activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have a material adverse effect on the Company.

         Hazards in the drilling and/or the operation of gas and oil properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce distributions or result in the loss of Company leases. Although it is anticipated that insurance will be obtained by third-party operators for the benefit of the Company, we may be subject to liability for pollution and other damages due to environmental events which cannot be insured against due to prohibitive premium costs, or for other reasons. Environmental regulatory matters also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas. Operations are subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the imposition of injunctions to force future compliance.

         The Oil Pollution Act of 1990 ("OPA 90") and its implementing regulations impose a variety of requirements related to the prevention of oil spills, and liability for damages resulting from such spills in United States waters. OPA 90 imposes strict joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operation regulation. If a party fails to report a spill or to cooperate fully in a cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. For onshore facilities, the total liability limit is $350 million. OPA 90 also requires a responsible party at an offshore facility to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

         The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose strict, joint and several liability on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These parties include the owner or operator of the site where the release occurred, and those that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be subject to joint and several liability for remediation costs at the site, and may also be liable for natural resource damages. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

         State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

ITEM 1B - UNRESOLVED STAFF COMMENTS

         There were no unresolved staff comments as of June 30, 2009 or the date of this report.

ITEM 3 - LEGAL PROCEEDINGS

         There were no legal proceedings pending against the Company as of June 30, 2009 or the date of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the year ended June 30, 2009.

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

  ------------------------------------------------------------------------------------------------------------------
                     Quarter                                   High                               Low
  ------------------------------------------------------------------------------------------------------------------
  December 31, 2004                                            $0.55                             $0.20
  ------------------------------------------------------------------------------------------------------------------
  March 31, 2005                                               $1.50                             $0.75
  ------------------------------------------------------------------------------------------------------------------
  June 30, 2005                                                $3.03                             $0.50
  ------------------------------------------------------------------------------------------------------------------
  September 30, 2005                                           $1.82                             $1.15
  ------------------------------------------------------------------------------------------------------------------
  December 31, 2005                                            $1.90                             $1.01
  ------------------------------------------------------------------------------------------------------------------
  March 31, 2006                                               $1.98                             $1.30
  ------------------------------------------------------------------------------------------------------------------
  June 30, 2006                                                $2.00                             $1.45
  ------------------------------------------------------------------------------------------------------------------
  September 30, 2006                                           $1.45                             $0.60
  ------------------------------------------------------------------------------------------------------------------
  December 31, 2006                                            $1.40                             $0.40
  ------------------------------------------------------------------------------------------------------------------
  March 31, 2007                                               $1.60                             $1.03
  ------------------------------------------------------------------------------------------------------------------
  June 30, 2007                                                $1.49                             $0.85
  ------------------------------------------------------------------------------------------------------------------
  September 30, 2007                                           $1.21                             $0.70
  ------------------------------------------------------------------------------------------------------------------
  December 31, 2007                                            $1.04                             $0.42
  ------------------------------------------------------------------------------------------------------------------
  March 31, 2008                                               $0.95                             $0.51
  ------------------------------------------------------------------------------------------------------------------
  June 30, 2008                                                $1.06                             $0.56
  ------------------------------------------------------------------------------------------------------------------
  September  30, 2008                                          $0.88                             $0.53
  ------------------------------------------------------------------------------------------------------------------
  December 31, 2008                                            $1.17                             $0.51
  ------------------------------------------------------------------------------------------------------------------
  March 31, 2009                                               $1.00                             $0.45
  ------------------------------------------------------------------------------------------------------------------
  June 30, 2009                                                $0.85                             $0.60
  ------------------------------------------------------------------------------------------------------------------

         As of June 30, 2009, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Bulletin Board, was $0.88. As of June 30, 2009, we had approximately 43 registered holders of our common stock (excluding holders in "street name"). As of June 30, 2009, there were 31,019,255 shares of common stock issued and outstanding. As of September 25, 2009, there were 31,044,412 shares of common stock issued and outstanding.

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


Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2009.

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
========================================================================================================

Recent Sales of Unregistered Securities

         We did not sell any unregistered securities during the fiscal year. However, during the fiscal year we issued 300,503 shares registered under our 2005 Form S-8 in payment of services and payables.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

-----------------------------------------------------------------------------------------------------------------------------
                                                         2009         2008            2007           2006           2005
-----------------------------------------------------------------------------------------------------------------------------
Revenue
-------

-----------------------------------------------------------------------------------------------------------------------------
Oil and Gas Sales                                        -0-          -0-              -0-            -0-          -0-
-----------------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses
-----------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Legal and Professional                                201,887      241,785         747,086        373,014        180,550
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense                   6,971        6,755           4,649            720            246
-----------------------------------------------------------------------------------------------------------------------------
General and Administrative                            677,873      681,265         859,162        529,332        513,468
-----------------------------------------------------------------------------------------------------------------------------
Total Expenses                                        886,731      929,805       1,610,897        903,066        694,264
-----------------------------------------------------------------------------------------------------------------------------
Net Operating Loss                                    886,731      929,805       1,610,897        903,066        694,264
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Other Income and (Expense)
--------------------------

-----------------------------------------------------------------------------------------------------------------------------
Interest Income                                           -0-        1,742          22,795          2,865          2,865
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                                       (6,465)      (4,790)           (118)       (38,806)       (12,406)
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income and (Expense)                       (6,465)      (3,048)        181,981     (1,396,199)       (12,406)
-----------------------------------------------------------------------------------------------------------------------------
Net Loss Before Federal Income Tax                   (893,196)    (932,853)     (1,428,916)    (2,390,907)      (706,670)
-----------------------------------------------------------------------------------------------------------------------------
Federal Income Tax                                        -0-          -0-             -0-            -0-            -0-
-----------------------------------------------------------------------------------------------------------------------------
Net Loss                                             (893,196)    (932,853)     (1,428,916)    (2,390,907)      (706,670)
--------
-----------------------------------------------------------------------------------------------------------------------------
Basic Loss Per Common Share                             (0.03)       (0.03)          (0.05)         (0.09)         (0.03)
---------------------------
-----------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding      30,863,760   30,605,335      30,158,934     27,624,094     25,319,754
---------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. ("Hycarbex"), the owner and operator of the Yasin 2768-7 Block, in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. Hycarbex's current revised estimates of the commencement of gas sales indicate that sales into the pipeline are expected to begin during October 2009.

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

         The Yasin Exploratory Well No. 1 was commenced in November, 2008. On September 28, 2009, Hycarbex announced the results of the drilling and its drilling analysis to date. After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole. The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved. Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling. After evaluation, angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure. Hycarbex announced plans to perform additional seismic to refine the preliminary data obtained from the drilling process. Since the drilling reaffirmed Hycarbex's belief that the structure is very promising, a nearby replacement well is planned by Hycarbex for the first six (6) calendar months of 2010 after completion of the additional seismic.

Results of Operations

         Our operations for the twelve months ended June 30, 2009 reflected a net operating loss of $886,731 as compared to $929,805 for the twelve months ended June 30, 2008, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Current estimates by Hycarbex indicate that the sale of gas will commence during October 2009, but these are estimates only which may be further revised by Hycarbex.

Liquidity and Capital Resources

         After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the 2006 year, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin by mid-calendar 2007, which did not occur. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during the first three (3) months of 2009 after appointment at the new Minister for Pakistan Ministry of Petroleum and Natural Resources and the completion of contractual documents, gas allocation, and construction of surface facilities which will follow that appointment. These contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimates will be met.

          The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. We expect to meet these operating capital requirements in the near term by withdrawing a portion of the original $2,100,000 deposit in escrow with Hycarbex in Pakistan which is sufficient to meet our needs. As of June 30, 2009, we have withdrawn a total of $960,500 of the original deposit. We expect to replenish the escrow deposit with funds derived from future royalty sales.

         During the fourth quarter of the fiscal year ended June 30, 2005, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants. We anticipate that some critical services rendered by third party consultants during the 2010 fiscal year will be paid with common stock instead of cash assets.

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

         On May 12, 2006, we entered into a Non-exclusive Agency Agreement with Hycarbex - American Energy, Inc. an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. We may, in our discretion, deposit funds with Hycarbex which are to be used by Hycarbex solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2009, we had a total of $1,139,500 on deposit with Hycarbex. The intended uses of the deposited funds are potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we are entitled, at any time, to terminate the agency relationship and the funds will be returned.

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

         On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008. The opposition parties assumed control through these elections and President Pervez Musharraf later resigned on August 19, 2008. He was succeeded on September 6, 2008 by President Asif Ali Zardari, the widower of Benazir Bhutto. President Zardari made numerous cabinet and ministry appointments in the latter part of 2008 and the early part of 2009, including the Ministry of Petroleum and Natural Resources.

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

Off-Balance Sheet Arrangements

         We had no off-balance sheet arrangements during the fiscal year ended June 30, 2009.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are not exposed to market risk from changes in interest rates and commodity prices.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements required to be filed pursuant to this Item 7 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 8. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to the Company.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          We have neither changed nor had disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A-CONTROLS AND PROCEDURES

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

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including Mr. Onthank who serves as our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Mr. Onthank has concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

         Management has assessed internal control over financial reporting of the Company as of June 30, 2009. The Company's management conducted its assessment in accordance with the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded (1) that the Company maintains reasonably detailed records to accurately and fairly reflect the transactions and disposition of the Company's assets, (2) that the Company's transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) that receipts and expenditures are being made only in accordance with either management's authorization or the authorization of the Company's Board of Directors, and (4) that the controls and procedures currently in place will provide for timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements. Management has likewise implemented disclosure controls and procedures which are effective to ensure that information required to be disclosed by the Company in future reports it files or submits under the Exchange Act is and will be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company is not required to have its independent registered public accounting firm audit, as of the period ended June 30, 2009, the Company's internal control over financial reporting.


ITEM 9B - OTHER INFORMATION

                  None.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

         The directors and executive officers of the Company at June 30, 2009, included the following persons, each of whom serves on the audit committee of the Company:


         --------------------------------------------------------------------------------------------------------
                        Name                      Age                             Position

         --------------------------------------------------------------------------------------------------------

         R. Pierce Onthank                         49       Director, President, CEO, CFO & Secretary-Treas.
         --------------------------------------------------------------------------------------------------------
         Iftikhar Ahmed Zahid                      50       Director
         --------------------------------------------------------------------------------------------------------
         Karl Welser                               55       Director
         --------------------------------------------------------------------------------------------------------

         R. Pierce Onthank, age 49, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O'Neill, an investment banking company, in 1998.

         Dr. Iftikhar Zahid, age 50, has served as our Director since 2001. Dr. Zahid was educated at Murray College in Sailkot, Pakistan where he received a Degree in Science in 1976. Dr. Zahid received his degree in medicine from the Dow Medical College at Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid became Resident Director/Country Manager of the Pakistan Office of Hycarbex, our then-existing subsidiary. In June 2001, he was promoted to Vice-President and Resident Director of Hycarbex and joined us as a director. Since our sale of Hycarbex in November 2003, Dr. Zahid has been managing our 18% royalty interest in the Yasin Block Concession. In April 2004, Dr. Zahid was appointed President of Hycarbex and in November 2005, Dr. Zahid was appointed as a director of Hycarbex.

         Karl Welser, age 55, has been our Director since May, 2005. Mr. Welser has been actively involved in private real estate and finance ventures for family interests since 1999. After graduating from the Dr. Raeber/ZH &KV/ZH business school in Zurich in 1972, Mr. Welser joined Bank J. Vontobel which specialized in private financial management. From 1977-1980, Mr. Welser attended the Zurich Management School where he obtained his Economist KSZH degree. From 1980 through 1998, while employed at Zurcher Kantonalbank, Bankinstitut and UBS in Zurich, Switzerland, respectively, Mr. Welser's primary activities included analysis of the securities markets. From 1999 forward, Mr. Welser has managed family financial interests outside of the public sector.

Board of Directors

         We held no physical meetings and six (6) telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2009, and the Board of Directors took action at Board meetings or by unanimous written consent seventeen (17) times during that period. Mr. Onthank and Dr. Zahid are our only Directors who are also our officers and/or operations executives.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table reflects all forms of compensation for the fiscal years ended June 30, 2007, 2008 and 2009 for services provided by our executive officers and directors.

----------------------------------------------------------------------------------------------------------------------------


                                                SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                            LONG TERM COMPENSATION
----------------------------------------------------------------------------------------------------------------------------
                                                              Other                 Awards            Payouts     All
                                                              Annual                                            Other
                                                               Comp-                                             Comp-
    Name           Title         Year     Salary     Bonus    ensation                                          ensation
----------------------------------------------------------------------------------------------------------------------------
                                                                           Restricted  Options/ SARs LTIP
                                                                             Stock                   payouts
                                                                            Awarded    Warrants (#)     ($)
----------------------------------------------------------------------------------------------------------------------------
R.Pierce           President,    2009    $240,000      -0-        -0-         -0-           -0-         -0-         -0-
Onthank(1)         CEO and       2008    $241,311      -0-        -0-         -0-           -0-         -0-         -0-
                   Sec. Treas.   2007    $204,000    $75,000      -0-         -0-           -0-         -0-         -0-
----------------------------------------------------------------------------------------------------------------------------
Dr. Iftikhar A.        (2)       2009    $180,000      -0-        -0-         -0-           -0-         -0-         -0-
Zahid(1)                         2008    $180,000      -0-        -0-         -0-           -0-         -0-         -0-
                                 2007    $180,000    $75,000      -0-         -0-           -0-         -0-         -0-

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

                       Stock Option/SAR and Warrant Grants

There were no grants of stock options, SAR's or Warrants to executive officers or directors during the fiscal year ended June 30, 2009. There are currently no outstanding stock options or SAR's.


                   Aggregated Option/SAR/Warrant Exercises In
                  Last Fiscal Year and FY-End Option/SAR Values

----------------------------------------------------------------------------------------------------------------------
                                                                               Number of             Value of
                                                                              Unexercised           Unexercised
                                                                              Underlying            In-The-Money
                               Shares Acquired                               Options/SARs/         Options/SARs/
            Name               on Exercise (#)     Value Realized ($)     Warrants at FY end     Warrants at FY end
                                                                                 (#);                   ($);
                                                                             Exercisable/           Exercisable/
                                                                             Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------------------------------
Pierce Onthank                       -0-                  -0-                 1,000,000/0            $510,000/0
----------------------------------------------------------------------------------------------------------------------
Iftikhar Zahid                       -0-                  -0-                 1,000,000/0            $510,000/0
----------------------------------------------------------------------------------------------------------------------

There were no stock options, SAR's or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2009.

                            Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

         There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 25, 2009, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 25, 2009, we had 31,044,412 shares of common stock issued and outstanding.

-------------------------------------------------------------------------------------------------------------------
 Name and address of beneficial owner    Title of Class       Number of Shares of      Percentage of Common Stock
                                            of Stock             Common Stock                     (1)
-------------------------------------------------------------------------------------------------------------------
R. Pierce Onthank
1 Gorham Island Suite 303 Westport,       Common stock           2,277,778 (2)                  7.1% (2)
Connecticut 06680
-------------------------------------------------------------------------------------------------------------------
Dr. Iftikhar A. Zahid
1 Gorham Island Suite 303                 Common stock           2,780,000 (2)                  9.0%(2)
Westport, Connecticut 06680
-------------------------------------------------------------------------------------------------------------------
Karl Welser
1 Gorham Island Suite 303 Westport,       Common stock              318,000                       1.0%
Connecticut 06680
-------------------------------------------------------------------------------------------------------------------
All Officers and Directors as a group     Common stock           5,375,778 (3)                   17.1 %
(total of three)
-------------------------------------------------------------------------------------------------------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2009. As of June 30, 2009 there were 31,019,255 shares of our common stock issued and outstanding.

(2) Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3) Includes 2,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          On May 12, 2006, we entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our director, Dr. Iftihhar Zahid, serves as President, under which Hycarbex will attempt to locate for the Company, and negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. Under the terms of the Agency Agreement, we may, in our discretion, deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to our approval of the transaction. As of June 30, 2009, we had on deposit a total of $1,139,500 with Hycarbex for application solely to potential royalty or concession purchases which may be consummated in Pakistan. In the event that no acquisitions are consummated, then we may, at any time, terminate the agency relationship and the funds will be returned to us.

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

                                     PART IV

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

         Audit fees billed by the Company's Principal Accountant were $9,925 during the year ended June 30, 2009.

Audit Related Fees

         There have been no audit related fees billed by the Company's Principal Accountant as of the date of this report.

               The Company's audit committee is comprised solely of its Board of Directors.

Tax Fees

         There have been no tax fees billed by the Company's Principal Accountant as of the date of this report.

All Other Fees

         There have been no other fees billed by the Company's Principal Accountant as of the date of this report.

ITEM 15 - EXHIBITS

The following documents are filed as Exhibits to this report:

                Exhibit 23.2 - Consent of Chisholm, Bierwolf, Nilson & Morrill, LLC

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


                                   THE AMERICAN ENERGY GROUP, LTD.


                                   By:/s/ R. Pierce Onthank
                                     ---------------------------------

                                   R. Pierce Onthank, President, Secretary,
                                   Director
                                   Chief Financial Officer and Principal
                                   Accounting Officer


DATED:  September 28, 2009

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.



                                   By:/s/Iftikhar A. Zahid
                                      --------------------
                                   Iftikhar A. Zahid, Director
                                   Date signed: September 28, 2009



                                   By:/s/Karl Welser
                                      --------------
                                   Karl Welser, Director
                                   Date signed: September 28, 2009

                         THE AMERICAN ENERGY GROUP, LTD.

                              FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                 C O N T E N T S

Report of Independent Registered Public Accounting Firm..................................................... F-2

Balance Sheets.............................................................................................. F-4

Statements of Operations.................................................................................... F-5

Statements of Stockholders' Equity.......................................................................... F-6

Statements of Cash Flows.................................................................................... F-7

Notes to the Financial Statements........................................................................... F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders of The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheet of The American Energy Group, Ltd. as of June 30, 2009 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2009 and the results of their operations and their cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.






Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
September 25, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders of The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheet of The American Energy Group, Ltd. as of June 30, 2008 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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






Bouwhuis Morrill & Co. LLC
Layton, Utah
September 29, 2008

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets
                          For the Years Ended June 30,

                                     Assets
                                     ------

                                                                                  2009              2008
                                                                             -----------          ----------
Current Assets
--------------
     Cash (Note 1)                                                         $      33,879        $      26,984
     Funds reserved for acquisitions (Note 6)                                  1,139,500            1,653,945
                                                                            ------------         ------------

         Total Current Assets                                                  1,173,379            1,680,929
                                                                            ------------         ------------

Property and Equipment
----------------------
     Office equipment                                                             27,421               27,421
     Leasehold improvements                                                       26,458               26,458
     Accumulated depreciation                                                    (19,341)             (12,370)
                                                                            ------------         ------------

         Net Property and Equipment                                               34,538               41,509
                                                                            ------------         ------------

Other Assets
------------
     Security deposit                                                             26,209               26,209
                                                                            ------------         ------------

                   Total Assets                                            $   1,234,126        $   1,748,647
                                                                            ============         ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                                      $      69,519        $     112,782
     Security deposits                                                            13,200               11,200
     Accrued liabilities                                                         490,900              310,070
                                                                            ------------         ------------

         Total Current Liabilities                                               573,619              434,052
                                                                            ------------         ------------

         Total Liabilities                                                       573,619              434,052
                                                                            ------------         ------------

Stockholders' Equity (Note 4)
----------------------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 31,019,255 and
     30,718,752 shares issued and outstanding, respectively                       31,019               30,719
     Capital in excess of par value                                            8,722,826            8,484,018
     Accumulated deficit                                                      (8,093,338)          (7,200,142)
                                                                            ------------         ------------

         Total Stockholders' Equity                                              660,507            1,314,595
                                                                            ------------         ------------

         Total Liabilities and Stockholders' Equity                        $   1,234,126        $   1,748,647
                                                                            ============         ============

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
                          For the Years Ended June 30,


                                                                                2009              2008
                                                                                ----              ----


Revenue                                                                    $           -         $         -
-------                                                                     ------------         -----------

General and Administrative Expenses
-----------------------------------
     Legal and professional                                                      201,887              241,785
     Depreciation and amortization expense                                         6,971                6,755
     General and administrative                                                  677,873              681,265
                                                                            ------------         ------------

         Total Expenses                                                          886,731              929,805
                                                                            ------------         ------------

         Net Operating Loss                                                     (886,731)            (929,805)
                                                                            ------------         ------------

Other Income and (Expense)
--------------------------
     Interest income                                                                   -                1,742
     Interest expense                                                             (6,465)              (4,790)
                                                                            ------------         ------------

         Total Other Income and (Expense)                                         (6,465)              (3,048)
                                                                            ------------         ------------

         Net Loss before Federal Income Tax                                     (893,196)            (932,853)

         Federal Income Tax                                                            -                    -
                                                                            ------------         ------------

         Net Loss                                                          $    (893,196)        $   (932,853)
                                                                            ============         ============

         Basic Loss per Common Share                                       $       (0.03)        $      (0.03)
                                                                            ============         ============

         Weighted Average Number of Shares Outstanding                        30,863,760           30,605,335
                                                                            ============         ============

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                       Statements of Stockholders' Equity
                For the Period July 1, 2007 through June 30, 2009

                                               Common Stock
                                               ------------
                                                                      Capital in Excess        Accumulated
                                           Shares         Amount        of Par Value             Deficit        Totals
                                           ------         ------      -----------------     -----------------  ----------




Balance June 30, 2007                      30,512,121  $    30,512      $  8,325,802         $  (6,267,289)    $  2,089,025
                                           ----------  -----------      ------------         --------------    ------------

July 2007, new shares issued for payables
incurred for services rendered October
2006 through June 2007 at a weighted
average price of $1.03 per share               17,853           18            18,405                     -           18,423

July, 2007, new shares issued
for payables at $1.11 per share                 5,856            6             6,494                     -            6,500

October, 2007, new shares issued
for payables at $0.86 per share                22,619           23            19,477                     -           19,500

October, 2007, new shares issued
for services at $0.78 per share                25,671           26            19,974                     -           20,000

March, 2008, new shares issued
for payables at $0.58 per share                55,970           56            32,444                     -           32,500

March, 2008, new shares issued
for services at $0.72 per share                27,584           28            19,972                     -           20,000

March, 2008, new shares issued
for services at $0.70 per share                 5,000            5             3,495                     -            3,500

May, 2008, new shares issued
for payables at $0.88 per share                14,727           15            12,985                     -           13,000

May, 2008, new shares issued
for services at $0.80 per share                31,351           30            24,970                     -           25,000

Net (loss) for the year ended
June 30, 2008                                   -              -                -                 (932,853)        (932,853)
                                           ----------  -----------      ------------         --------------    ------------

Balance June 30, 2008                      30,718,752  $    30,719      $  8,484,018         $  (7,200,142)    $  1,314,595
                                           ==========  ===========      ============         ==============    ============

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                       Statements of Stockholders' Equity
                For the Period July 1, 2007 through June 30, 2009

                                             Common Stock
                                             ------------               Capital in Excess    Accumulated
                                           Shares         Amount         of Par Value          Deficit             Totals
                                           ------         ------       -----------------   -----------------     ----------

Balance June 30, 2008                      30,718,752  $    30,719      $  8,484,018         $  (7,200,142)    $  1,314,595
                                           ----------  -----------      ------------         --------------    ------------

July, 2008, new shares issued
for payables at $0.92 per share                14,614           15            12,985                     -           13,000

August, 2008, new shares issued
for payables at $0.80 per share                 8,125            8             6,492                     -            6,500

October, 2008, new shares issued
for payables at $0.93 per share                20,077           20            18,640                     -           18,660

October, 2008, new shares issued for payables
incurred for services rendered
July 2007 through May 2008 at a weighted
average price of $0.86 per share               55,674           56            47,692                     -           47,748

November, 2008, new shares issued
for payables at $0.69 per share                 9,420            9             6,491                     -            6,500

January, 2009, new shares issued
for payables at $0.79 per share                16,479           17            12,983                     -           13,000

January, 2009, new shares issued
for services at $0.80 per share               104,000          104            83,096                     -           83,200

February, 2009, new shares issued
for payables at $0.79 per share                 8,228            8             6,492                     -            6,500

March, 2009, new shares issued
for payables at $0.65 per share                10,000           10             6,490                     -            6,500

April, 2009, new shares issued
for payables at $0.69 per share                 9,420            9             6,491                     -            6,500

May, 2009, new shares issued
for payables at $0.61 per share                10,656           11             6,489                     -            6,500

June, 2009, new shares issued
for payables at $0.69 per share                 9,420            9             6,491                     -            6,500

June, 2009, new shares issued for payables
incurred for services rendered June
2008 through May 2009 at a weighted
average price of $0.74 per share               24,390           24            17,976                     -           18,000

Net (loss) for the year ended
June 30, 2009                                   -              -                -                 (893,196)        (893,196)
                                           ----------  -----------      ------------         --------------    ------------

Balance June 30, 2009                      31,019,255  $    31,019      $  8,722,826         $  (8,093,338)    $    660,507
                                           ==========  ===========      ============         ==============    ============

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
                          For the Years Ended June 30,

                                                                                2009                2008
                                                                             -----------          ----------

Cash Flows From Operating Activities
------------------------------------
     Net loss                                                                $  (893,196)        $   (932,853)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation                                                             6,971                6,755
          Common stock issued for current debt and services                      178,360              133,500
     Changes in operating assets and liabilities
          Increase (decrease) in accounts payable                                 (1,085)              96,055
          Increase (decrease) in security deposits                                 2,000                5,200
          Increase (decrease) in accrued expenses
                   and other current liabilities                                 199,400              170,475
                                                                         ---------------      ---------------

         Net Cash Used In Operating Activities                                  (507,550)            (520,868)
                                                                         ---------------      ---------------

Cash Flows From Investing Activities
------------------------------------
     Funds reserved for acquisitions                                             514,445              466,055
     Expenditures for property and equipment                                           -              (11,160)
                                                                         ---------------      ---------------

         Net Cash Provided By Investing Activities                               514,445             434 ,895
                                                                         ---------------      ---------------

Cash Flows From Financing Activities

         Net Cash Provided By Financing Activities                                     -                    -
                                                                         ---------------      ---------------

         Net Increase (Decrease) in Cash                                           6,895              (85,973)

         Cash and Cash Equivalents, Beginning of Year                             26,984              112,957
                                                                         ---------------      ---------------

         Cash and Cash Equivalents, End of Year                              $    33,879         $     26,984
                                                                         ===============      ===============


Cash Paid For:
--------------
     Interest                                                                $     6,465         $      4,790
     Taxes                                                                   $         -         $          -

Non-Cash Financing Activities:
------------------------------
     Common stock issued in satisfaction of
       accounts payable                                                      $    60,748         $     24,923
     Common stock issued for services rendered                               $   178,360         $    133,500

   The accompanying notes are an integral part of these financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008


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

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008


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


         d. Property and Equipment and Depreciation

         Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2009 and 2008, the Companies incurred total depreciation of $6,971 and $6,755, respectively.


         e. Basic Loss Per Share of Common Stock

                                                                             For the Year           For the Year
                                                                            Ended June 30,         Ended June 30,
                                                                                2009                   2008
                                                                                ----                   ----

                  Loss (numerator)                                         $    (893,196)          $ (932,853)

                  Shares (denominator)                                        30,863,760           30,605,335
                                                                              ----------           ----------

                  Per Share Amount                                          $      (0.03)          $    (0.03)
                                                                              ----------           ----------

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 3,607,326 and 3,924,326 shares of common stock for the years ended June 30, 2009 and 2008, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008


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

         i. Income Taxes

         At June 30, 2009, the Company had net operating loss carryforwards of approximately $48,749,533 that may be offset against future taxable income from the year 2009 through 2028. No tax benefit has been reported in the June 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                     Year Ended June 30,
                                                                                2009                 2008
                                                                             -----------          ----------

              Income tax benefit at statutory rate                         $     339,415         $    354,484
              Change in Valuation allowance                                     (339,415)            (354,484)
                                                                           =============         ============

                 Income Tax Expense                                        $           -         $          -
                                                                           =============         ============


              Deferred tax assets are comprised of the following:

                                                                                     Year Ended June 30,
                                                                                2009                2008
                                                                             -----------          ----------

              Federal tax benefit of net operating loss carryforward       $  18,524,823         $ 18,185,408
              Valuation allowance                                            (18,524,823)         (18,185,408)
                                                                             ============         ============

                                                                           $           -         $          -
                                                                             ============         ============

                                      F-11

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

         j. Fair Value of Financial Instruments

           On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

                  o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

                  o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

                  o Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

           The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2009 and 2008.

         k. Concentration of Credit Risk

           Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash and cash equivalents with major financial institutions selected based on management's assessment of the banks' financial stability. Balances occasionally exceed the $250,000 federal deposit insurance limit. The Company has not experience any losses on deposits.

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

         m. New Accounting Pronouncements

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

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

        n. New Accounting Pronouncements (continued)

           In December 2007, the FASB ratified a consensus reached by the EITF to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. An entity should report the effects of applying EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date. The Company is currently evaluating the effect of adopting EITF 07-01, but does not believe it will have a material effect on its results of operations, financial position or cash flows.

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

           In April 2008, the FASB issued Staff Position No. 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), "Business Combinations" ("SFAS No. 141(R)"), and other U.S. Generally Accepted Accounting Principles. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position and results of operations.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

        n. New Accounting Pronouncements (continued)

           In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

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

           In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP No. APB 14-1. FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have an impact on our consolidated financial position or results of operations.

           In June 2008, the FASB issued Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 applies to the calculation of earnings per share ("EPS") described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share" for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and it currently does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position or results of operations.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                            June 30, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

        n. New Accounting Pronouncements (continued)

           In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS No. 133-1 and FIN 45-4"). FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The adoption of FSP FAS No. 133-1 and FIN 45-4 did not have a material impact on the Company's consolidated financial statements.

           In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3"), to help constituents measure fair value in markets that are not active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission ("SEC") on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

           In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46R-8 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46R-8"). FSP FAS 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. FSP FAS 140-4 and FIN 46R-8 is effective for financial statements issued for reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46R-8 affect only disclosures and therefore did not have a material impact on the Partnership's consolidated financial statements.

           On December 31, 2008, the Securities and Exchange Commission (SEC) adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on our financial position, results of operations and financial disclosures.

           In April 2009, the FASB issued SFAS No. 164, "Not-for-Profit
           Entities: Mergers and Acquisitions - Including and Amendment of FASB No. 142". This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement establishes principles and requirements for how a not-for-profit entity by determines whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition. The adoption of SFAS No. 164 does not have an impact on the Company's financial statements.

           In May 2009, the FASB issued SFAS No.165, "Subsequent Events". This statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 does not have an impact on the Company's financial statements.


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

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008


Note 2 - Oil and Gas Properties (continued)
-------------------------------------------


         In addition, the Company holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2009, the Company had not received any royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.


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

        As of June 30, 2009, minimum future lease payments under this lease are as follows:

                  Year ended June 30, 2010                                    $  156,958
                  Year ended June 30, 2011                                       144,155
                                                                              ----------

                                                                              $  301,113
                                                                              ==========

        The Company incurred $157,662 and $146,534 of rent expense under this lease for the years ended June 30, 2009 and 2008, respectively.

        Subsequent to entering the lease described above, the Company has entered into various subleases to sublet a portion of the office space obtained in the lease. The lease terms of the sub leases are month to month.

        The Company received $141,850 and $141,800 from these sub-leases for the years ended June 30, 2009 and 2008.


Note 4 - Common Stock
---------------------

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

        During July 2008, the Company issued 14,614 shares of common stock for payables valued at $13,000.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008


Note 4 - Common Stock (continued):
----------------------------------

        During August 2008, the Company issued 8,125 shares of common stock for payables valued at $6,500.

        During October 2008, the Company issued 75,751 shares of common stock for services and payables valued at $66,408.

        During November 2008, the Company issued 9,420 shares of common stock for services and payables valued at $6,500.

        During January 2009, the Company issued 120,479 shares of common stock for services and payables valued at $96,200.

        During February 2009, the Company issued 8,228 shares of common stock for services and payables valued at $6,500.

        During March 2009, the Company issued 10,000 shares of common stock for services and payables valued at $6,500.

        During April 2009, the Company issued 9,420 shares of common stock for services and payables valued at $6,500.

        During May 2009, the Company issued 10,656 shares of common stock for services and payables valued at $6,500.

        During June 2009, the Company issued 33,810 shares of common stock for services and payables valued at $24,500.


Note 5 - Common Stock Warrants
------------------------------

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2009 and 2008.

        A summary of the status of the Company's stock warrants as of June 30, 2009 and 2008 is presented below:

                                                                                                        Weighted Avg.
                                                              Stock               Exercise                Exercise
                                                             Warrants               Price                  Price
                                                             --------               -----                  -----

         Outstanding and Exercisable, June 30, 2007         3,942,236            $0.75-1.70              $    1.34
                Granted                                             -                     -                      -
                Expired/Canceled                                    -                     -                      -
                Exercised                                           -                     -                      -
                                                           ----------           -----------              ---------

         Outstanding and Exercisable, June 30, 2008         3,942,326            $0.75-1.70              $    1.34
                                                           ----------           -----------              ---------

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                             June 30, 2009 and 2008


Note 5 - Common Stock Warrants (continued)
------------------------------------------

           Outstanding and Exercisable, June 30, 2008       3,942,326            $0.75-1.70              $    1.34
                                                           ----------           -----------              ---------

                Granted                                             -                     -                      -
                Expired/Canceled                                    -                     -                      -
                Exercised                                           -                     -                      -
                                                           ----------           -----------              ---------

         Outstanding and Exercisable, June 30, 2009         3,942,326            $0.75-1.70              $    1.34
                                                           ----------           -----------              ---------


         A summary of outstanding stock warrants at June 30, 2009 follows:

           Number of                            Remaining                                 Weighted
         Common Stock                           Contracted            Exercise           Avg. Exer.
         Equivalents          Expir. Date      Life (Years)            Price                Price
         -----------          -----------      ------------             -----               -----
             160,000       September 2009             0.250              $1.50               $1.50
             100,000       September 2009             0.250              $1.75               $1.75
              75,000       September 2009             0.500              $1.50               $1.50
           1,000,000        December 2010             1.500              $0.75               $0.75
             500,000        December 2010             1.500              $1.00               $1.00
             500,000        December 2010             1.500              $1.50               $1.50
           1,607,326             May 2011             1.917              $1.70               $1.70

Note 6 - Related Party Transactions
-----------------------------------

        On May 12, 2006, the Company entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. The Company, in its discretion, may deposit funds with Hycarbex which are to be used solely for such acquisition purposes and subject to the Company's approval of the transaction. As of June 30, 2009 and 2008, the Company had on deposit a total of $1,139,500 and $1,653,945, respectively, with Hycarbex for these potential acquisitions. The aggregate difference for each annual period between the original deposit of $2.1MM and the balance at year end (i.e. $514,445 for period ending June 30, 2009 and $446,055 for period ending June 30, 2008) represents funds paid by Hycarbex to the Company. In the event that no acquisitions are consummated, then the Company may, at any time, terminate the agency relationship and the funds will be returned to the Company. Hycarbex is holding those funds in a foreign bank account with no depository insurance. The Company has not experienced any losses on these deposits.