Form 10-Q
period 2009-09-30
AMERICAN ENERGY GROUP LTD
filed 2009-11-13
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
         OF 1934
         For the quarterly period ended September 30, 2009

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

 As of November 13, 2009, the number of Common shares outstanding was 31,053,832

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-Q


PART I-FINANCIAL INFORMATION                                                                                    PAGE

Item 1.           Financial Statements ............................................................               3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations........................................................               7

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.......................              10

Items 4 and 4T.   Controls and Procedures..........................................................              11

PART II-OTHER INFORMATION

Item 1.           Legal Proceedings...............,................................................              11

Item 1A           Risk Factors.....................................................................              11

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds......................              11

Item 3.           Defaults Upon Senior Securities..................................................              11

Item 4.           Submission of Matters to a Vote of Security Holders..............................              11

Item 5.           Other Information................................................................              11

Item 6.           Exhibits.........................................................................              11

                          PART I-FINANCIAL INFORMATION

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets

                                     Assets
                                     ------
                                                                            September 30,
                                                                                2009               June 30,
                                                                            (Unaudited)              2009
                                                                           ---------------     ---------------
Current Assets
--------------
     Cash                                                                  $       1,482       $       33,879
     Funds reserved for acquisitions                                           1,017,500            1,139,500
                                                                           ---------------     ---------------

         Total Current Assets                                                  1,018,982            1,173,379
                                                                           ---------------     ---------------

Property and Equipment
----------------------
     Office equipment                                                             27,421               27,421
     Leasehold improvements                                                       26,458               26,458
     Accumulated depreciation                                                    (21,083)             (19,341)
                                                                           ---------------     ---------------

         Net Property and Equipment                                               32,796               34,538
                                                                           ---------------     ---------------

Other Assets
------------
     Security deposit                                                             26,209               26,209
                                                                           ---------------     ---------------

                   Total Assets                                            $   1,077,987       $    1,234,126
                                                                           ===============     ===============

                                        Liabilities and Stockholders' Equity
                                        ------------------------------------
Current Liabilities
-------------------
     Accounts payable                                                      $      62,425       $       69,519
     Security deposits                                                            13,200               13,200
     Accrued liabilities                                                         521,545              490,900
                                                                           ---------------     ---------------

         Total Current Liabilities                                               597,170              573,619
                                                                           ---------------     ---------------

         Total Liabilities                                                       597,170              573,619
                                                                           ---------------     ---------------

Stockholders' Equity
--------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 31,044,412 and
       31,019,255 shares issued and outstanding, respectively                     31,044               31,019
     Capital in excess of par value                                            8,742,301            8,722,826
     Accumulated deficit                                                      (8,292,528)          (8,093,338)
                                                                           ---------------     ---------------

         Total Stockholders' Equity                                              480,817              660,507
                                                                           ---------------     ---------------

         Total Liabilities and Stockholders' Equity                        $   1,077,987       $    1,234,126
                                                                           ===============     ===============





          See accompanying unaudited notes to the financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
             For the Three Months Ended September 30, 2009 and 2008
                                   (Unaudited)



                                                                                 2009                2008
                                                                                 ----                ----

Revenue                                                                    $           -         $          -
-------                                                                    ---------------     ---------------

General and Administrative Expenses
-----------------------------------
     Administrative salaries                                                     137,000              122,000
     Legal and professional                                                       29,203               27,502
     General and administrative                                                   25,978               26,381
     Office overhead expenses                                                      3,628                2,502
     Depreciation                                                                  1,742                1,743
                                                                           ---------------     ---------------

         Total Expenses                                                          197,551              180,128
                                                                           ---------------     ---------------

         Net Operating (Loss)                                                   (197,551)            (180,128)
                                                                           ---------------     ---------------

Other Income and (Expense)
--------------------------
     Interest expense                                                             (1,639)              (1,505)
                                                                           ---------------     ---------------

         Total Other Income and (Expense)                                         (1,639)              (1,505)
                                                                           ---------------     ---------------

         Net (Loss) Before Tax                                                  (199,190)            (181,633)

         Income Tax                                                                    -                    -
                                                                           ---------------     ---------------

         Net (Loss)                                                        $    (199,190)      $     (181,633)
                                                                           ==============      ===============

         Basic Loss per Common Share                                       $       (0.01)      $        (0.01)
                                                                           ==============      ===============

         Weighted Average Number of Shares Outstanding                        31,035,037           30,736,758
                                                                           ==============      ===============





          See accompanying unaudited notes to the financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
             For the Three Months Ended September 30, 2009 and 2008
                                   (Unaudited)



                                                                                2009                 2008
                                                                                ----                 ----


Cash Flows From Operating Activities
------------------------------------
     Net loss                                                              $    (199,190)      $     (181,633)
     Adjustments to reconcile net loss to net cash
        (used in) operating activities:
          Depreciation                                                             1,742                1,743
          Common stock issued for debt and services                               19,500               19,500
     Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable                                 (7,094)              (5,670)
          Increase (decrease) in accrued expenses
           and other current liabilities                                          30,645                41,226
                                                                           ---------------     ---------------

         Net Cash (Used In) Operating Activities                                (154,397)            (124,834)
                                                                           ---------------     ---------------

Cash Flows From Investing Activities
------------------------------------
     Funds (reserved for) / released from acquisitions                           122,000              123,300
                                                                           ---------------     ---------------

         Net Cash Provided By Investing Activities                               122,000              123,300
                                                                           ---------------     ---------------

Cash Flows From Financing Activities
------------------------------------

         Net Cash Provided By (Used In) Financing Activities                           0                    0
                                                                           ---------------     ---------------

         Net (Decrease) in Cash                                                  (32,397)              (1,534)

         Cash and Cash Equivalents, Beginning of Period                           33,879               26,984
                                                                           ---------------     ---------------

         Cash and Cash Equivalents, End of Period                          $       1,482       $       25,450
                                                                           ==============      ===============


Cash Paid For:
--------------
     Interest                                                              $       1,639       $          679
     Taxes                                                                 $           -       $            -

Non-Cash Financing Activities:
------------------------------
     Common stock issued for payment of debt                               $      19,500       $       19,500





          See accompanying unaudited notes to the financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                               September 30, 2009

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.


Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------

                                                                             For the three        For the three
                                                                             months ended,        months ended,
                                                                             Sept 30, 2009        Sept 30, 2008
                                                                             -------------        -------------
                  Loss (numerator)                                           $   (199,190)        $   (181,633)

                  Shares (denominator)                                         31,035,037           30,736,758
                                                                             -------------        -------------

                  Per Share Amount                                           $      (0.01)        $      (0.01)
                                                                             -------------        -------------


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


Note 3 - Common Stock
---------------------

        During July, August and September 2009, the Company issued 8,025, 8,904 and 8,228 shares of common stock for payables valued at $6,500, $6,500 and $6,500, respectively.

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

Overview

         Prior to our bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company. The foreclosure of our Fort Bend County, Texas oil and gas leases by the secured creditor in early calendar 2003 resulted in the loss of our only revenue producing asset. We intend to initiate new business activities by prudent management of our Pakistan assets and our Galveston, Texas assets and if we are successful in generating working capital from these investments or from sales of securities, we intend to pursue investment opportunities in the oil and gas business.

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

         In 2008, Hycarbex drilled the Yasin Exploratory Well #1. After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole. The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved. Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling. After evaluation, Angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure. Hycarbex plans to perform additional seismic to refine the preliminary data obtained from the drilling process. Since the drilling reaffirmed Hycarbex's belief that the structure is very promising, a nearby replacement well is planned for the first six (6) calendar months of 2010 after completion of the additional seismic.

         On October 29, 2009, subsequent to the end of the quarter, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. Each concession block is operated by Heritage Oil and Gas Limited. Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia. In addition to Hycarbex, other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd. Under the terms of the agreement, our 2-1/2% working interests will be deemed "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term "carried" means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, we are required to bear our proportionate share of drilling and exploration costs in subsequent wells. The agreement provides us with the option to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions related to the well in which the conversion has been made other than applicable production taxes assessed against the royalty.

Results of Operations

         Our operations for the three months ended September 30, 2009 reflected a net operating loss of $197,551 as compared to $180,128 for the three months ended September 30, 2008, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. All of our previously owned producing oil and gas leases were foreclosed by the first lien lender in early calendar 2003. As a result, since emerging from bankruptcy, we have had no recurring income stream and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. The current estimate by Hycarbex indicates that the sale of gas will commence during December, 2009, but this is an estimate only which may be further revised by Hycarbex.

Liquidity and Capital Resources

          After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities including the sale of $3,950,000 of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin in 2007 and then again in 2008, which did not occur. The most recent estimate for pipeline connection received from Hycarbex indicates recent completion of the surface treatment facility and likely connection during December, 2009, after delivery of a shipment of amine for the amine sweetening unit recently shipped from the United States. Previous delays related to contractual and construction matters have caused Hycarbex to modify its previous estimates as to the timing of pipeline connection and there can be no assurance that the current timing estimate will be met.

          The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. The consideration to be paid by American Energy Group, Ltd. for the Sanjawi and Zamzama North carried working interests acquired after the end of the quarter iincludes 2,000,000 shares of Common Stock and 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75 per share. We are entitled to redeem the Warrants in the event that our Common Stock trades at $2.00 or more for twenty (20) consecutive trading days by providing written notice to the Warrant holder, upon which notice, the holder shall have thirty (30) days to exercise the Warrant. The parties have stipulated that the value of the Carried Working Interests to be purchased and the corresponding value of the securities given for the Carried Working Interests is equal to $3,500,000. We also agreed to pay to Hycarbex a contingent cash consideration to be derived from the funds on deposit with Hycarbex under the May 11, 2006 Non-Exclusive Agency Agreement in which we engaged Hycarbex to locate and assist in obtaining concession interests in Pakistan. The amount of the cash consideration will not be determined until we achieve $200,000 of aggregate royalty income from our 18% royalty in the Haseeb Exploratory Well No. 1 located on the Yasin Concession Block No. 2768-7. If and when the aggregate $200,000 sum is received from its royalty interest, then the remaining funds in escrow under the Non-Exclusive Agency Agreement shall be released to Hycarbex as its cash payment inclusive of a $100,000 commission as provided in the Non-Exclusive Agency Agreement. Until this royalty income threshold is achieved, we will withdraw from the funds on deposit $50,000 per month for operating capital. As of September 30, 2009, our funds on deposit with Hycarbex totaled $1,017,500.

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

         Our business strategy is to acquire royalty interests and carried working interests in key productive areas within Pakistan, thereby avoiding typical exploration-related cost uncertainties. The October 29, 2009, agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan is consistent with this strategy, as under the terms of the agreement, our 2-1/2% working interests will be deemed "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The agreement also provides an option to American Energy Group, Ltd. to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions.

Pakistan Royalty and Carried Working Interests/Recent Political Developments

         Through our former Hycarbex subsidiary (before the sale of that subsidiary), we expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin Concessions in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well drilled in the fourth quarter of 2005 based upon all available test results, as well as the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. and subsequent wells which should provide valuable data for selection of future wells. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We are likewise optimistic that our carried working interest participation in the newly acquired Sanjawi and Zamzama North concessions operated by Heritage Oil and Gas Limited will yield positive financial returns. We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities while limiting our exposure to the financial risks inherent in oil and gas drilling in Pakistan by adhering to our business plan of acquiring royalties and carried interests, which are not subject to such costs.

         While continuous production and favorable hydrocarbon prices are necessary for the royalty and carried working interests held by the Company to demonstrate real value, we are optimistic that the recent successful drilling of the Haseeb No. 1 Well, the proximity of a pipeline for gas sales and the additional seismic and technical data collected will enhance the chances of continued success on the concession despite the customary risks inherent with oil and gas drilling in general.

         On October 6, 2007, President Pervez Musharraf was reelected. On November 3, 2007, President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008, on which date, Asif Ali Zardari succeeded Mr. Musharraf as President. This change in the political party in power has resulted in numerous personnel realignments within the several governmental ministries. Isolated incidents of violence and political protest continue to occur within the country according to international news sources. Other than previous delays encountered by Hycarbex in obtaining governmental approval of a surface facility construction contract for the Haseeb #1 Well, these political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major foreign and domestic operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our overriding royalty through the sale of gas into Pakistan's pipeline infrastructure.

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

Off Balance Sheet Arrangements

         We had no off balance sheet arrangements during the quarter ended September 30, 2009.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

         In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over financial reporting as of September 30, 2009. The assessment was conducted in accordance with the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that there was no material weakness in the Company's internal control over financial reporting, and concluded that the Company's disclosure controls and procedures and the Company's financial control over financial reporting are effective as of September 30, 2009. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting. This report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.


                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

         There were no legal proceedings affecting the Company during the quarter ended September 30, 2009.

ITEM 1A-RISK FACTORS

         Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         There were no sales of unregistered securities during the quarter ended September 30, 2009.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

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

                               THE AMERICAN ENERGY GROUP, LTD.


                               By: /s/ R. Pierce Onthank
                                   ---------------------------------------------
                               R. Pierce Onthank, President, Chief Executive Officer, Principal Financial Officer and Director

DATED:  November 13, 2009