Form 10-Q
period 2009-12-31
AMERICAN ENERGY GROUP LTD
filed 2010-02-16
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

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

 As of February 16, 2010, the number of Common shares outstanding was 33,109,989

       Transitional Small Business Issuer Format (Check one) Yes___ No [X]

                         THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-Q


PART I-FINANCIAL INFORMATION                                                PAGE

Item 1.         Financial Statements                                           3

Item 2.         Management's Discussion and Analysis of Financial Condition
                And Results of Operations                                      8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk    11

Items 4 and 4T. Controls and Procedures                                       11

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings                                             11

Item 1A         Risk Factors                                                  11

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds   11

Item 3.         Defaults Upon Senior Securities                               12

Item 4.         Submission of Matters to a Vote of Security Holders           12

Item 5.         Other Information                                             12

Item 6.         Exhibits                                                      12

                          PART I-FINANCIAL INFORMATION

                         THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets

                                     Assets
                                     ------
                                                              December 31,
                                                                 2009          June 30,
                                                              (Unaudited)        2009
                                                             ------------    -----------
Current Assets
--------------
    Cash                                                     $     45,047    $    33,879
    Funds reserved for acquisitions - related party               717,500      1,139,500
                                                             ------------    -----------

        Total Current Assets                                      762,547      1,173,379
                                                             ------------    -----------

Property and Equipment
----------------------
    Office equipment                                               27,421         27,421
    Leasehold improvements                                         26,458         26,458
    Accumulated depreciation                                      (22,826)       (19,341)
                                                             ------------    -----------

        Net Property and Equipment                                 31,053         34,538
                                                             ------------    -----------

Other Assets
------------
    Investment in oil and gas working interest - related party  1,564,431             --
    Security deposit                                               26,209         26,209
                                                             ------------    -----------

        Total Other Assets                                      1,590,640         26,209
                                                             ------------    -----------

            Total Assets                                     $  2,384,240    $ 1,234,126
                                                             ============    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
-------------------
    Accounts payable                                             $ 62,951    $    69,519
    Security deposits                                              13,200         13,200
    Accrued liabilities                                           570,500        490,900
                                                             ------------    -----------

        Total Current Liabilities                                 646,651        573,619
                                                             ------------    -----------

        Total Liabilities                                         646,651        573,619
                                                             ------------    -----------

Stockholders' Equity
--------------------
    Common stock, par value $0.001 per share;
     authorized 80,000,000 shares; 33,088,116 and
     31,019,255 shares issued and outstanding, respectively        33,088         31,019
    Capital in excess of par value                             10,234,188      8,722,826
    Accumulated deficit                                        (8,529,687)    (8,093,338)

        Total Stockholders' Equity                              1,737,589        660,507
                                                             ============    ===========

        Total Liabilities and Stockholders' Equity           $  2,384,240    $ 1,234,126
                                                             ============    ===========


          See accompanying unaudited notes to the financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
      For the Three Months and Six Months Ended December 31, 2009 and 2008
                                    Unaudited

                                        Three Months Ended               Six Months Ended
                                        ------------------               ----------------
                                    December 31,   December 31,    December 31,   December 31,
                                       2009            2008           2009            2008
                                   ------------    ------------    ------------    ------------
Revenue                            $          0    $          0    $          0    $          0
-------                            ------------    ------------    ------------    ------------

Expenses
--------
    Administrative salaries             128,000         125,878         265,000         247,878
    Legal and professional               42,917          38,609          72,120          66,111
    General and administrative           47,776          30,910          73,754          57,291
    Office overhead expenses             15,054           3,315          18,682           5.817
    Depreciation                          1,743           1,743           3,485           3,486
                                   ------------    ------------    ------------    ------------

    Total Expenses                      235,490         200,455         433,041         380,583
                                   ------------    ------------    ------------    ------------

    Net Operating (Loss)               (235,490)       (200,455)       (433,041)       (380,583)
                                   ------------    ------------    ------------    ------------

Other Income and (Expense)
-------------------------
    Interest expense                     (1,669)         (1,620)         (3,308)         (3,125)
                                   ------------    ------------    ------------    ------------

    Total Other Income (Expense)         (1,669)         (1,620)         (3,308)         (3,125)
                                   ------------    ------------    ------------    ------------

    Net (Loss) Before Tax              (237,159)       (202,075)       (436,349)       (383,708)

    Income Tax                                0               0               0               0
                                   ------------    ------------    ------------    ------------

    Net (Loss)                     $   (237,159)   $   (202,075)   $   (436,349)   $   (383,708)
                                   ============    ============    ============    ============

    Basic Loss Per Common Share    $       (.01)   $       (.01)   $       (.01)   $       (.01)
                                   ============    ============    ============    ============

    Weighted Average Number
       Of Shares Outstanding         32,452,977      30,805,894      31,744,007      30,771,326
                                   ============    ============    ============    ============


          See accompanying unaudited notes to the financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
               For the Six Months Ended December 31, 2009 and 2008
                                   (Unaudited)

                                                                  2009          2008
                                                              -----------    ---------
Cash Flows From Operating Activities
------------------------------------
    Net loss                                                  $  (436,349)   $(383,708)
    Adjustments to reconcile net loss to net cash
       (used in) operating activities:
         Depreciation                                               3,485        3,486
         Common stock issued for debt and services                 49,000       31,660
    Changes in operating assets and liabilities:
         Increase (decrease) in security deposits                       0        4,000
         Increase (decrease) in accounts payable                   (6,568)     (43,698)
         Increase (decrease) in accrued expenses
           and other current liabilities                           79,600      138,678
                                                              -----------    ---------

        Net Cash (Used In) Operating Activities                  (310,832)    (249,582)
                                                              -----------    ---------

Cash Flows From Investing Activities
------------------------------------
    Funds (reserved for) / released from acquisitions             422,000      226,800
    Expenditures for oil and gas working interest                (100,000)          (0)
                                                              -----------    ---------
        Net Cash Provided By Investing Activities                 322,000      226,800
                                                              -----------    ---------

Cash Flows From Financing Activities
------------------------------------

        Net Cash Provided By (Used In) Financing Activities             0            0
                                                              -----------    ---------

        Net Increase (Decrease) in Cash                            11,168      (22,782)

        Cash and Cash Equivalents, Beginning of Period             33,879       26,984
                                                              -----------    ---------

        Cash and Cash Equivalents, End of Period              $    45,047    $   4,202
                                                              ===========    =========

Cash Paid For:
--------------
    Interest                                                  $     3,308    $   1,620
    Taxes                                                     $         0    $       0

Non-Cash Financing Activities:
------------------------------
    Common stock issued for payment of debt                   $    19,500    $  60,748
    Common stock issued for services rendered                 $    29,500    $  31,660
    Common stock issued for oil and gas working interest      $ 1,440,000    $       0
    Warrants issued for oil and gas working interest          $    24,431    $       0


          See accompanying unaudited notes to the financial statements.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                December 31, 2009

Note 1 - General
----------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

Note 2 - Basic Loss Per Share of Common Stock
---------------------------------------------

                            Three Months Ended              Six Months Ended
                            ------------------              ----------------
                        December 31,   December 31,    December 31,     December 31,
                           2009           2008            2009             2008
                       ------------    ------------    -------------    ------------
Loss (numerator)       $   (237,159)   $   (202,075)   $    (436,349)   $   (383,708)
                       ------------    ------------    -------------    ------------

Shares (denominator)     32,452,977      30,805,894       31,744,007      30,771,326
                       ------------    ------------    -------------    ------------

Per Share Amount       $      (0.01)   $      (0.01)   $       (0.01)   $      (0.01)
                       ============    ============    =============    ============

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

     During October, November and December 2009, the Company issued 9,420, 10,156 and 9,848 shares of common stock for payables valued at $6,500, $6,500 and $6,500, respectively.

     During October, 2009 the Company issued 2,000,000 shares of common stock for oil and gas working interest investments.

     During December, 2009, the Company issued 14,280 shares of common stock for services valued at $10,000.

                         THE AMERICAN ENERGY GROUP, LTD.
                        Notes to the Financial Statements
                                December 31, 2009

Note 4 - Investment in Oil and Gas Working Interest - Related Party
-------------------------------------------------------------------

During the quarter ended December 31, 2009, the Company executed an agreement to acquire from Hycarbex - American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions, currently $717,500, will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests.

The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time.

Dr. Iftikhar A. Zahid serves as a Director of American Energy Group, Ltd. and as President of Hycarbex-American Energy, Inc.

Note 5 - Warrants
-----------------

During the quarter ended December 31, 2009, the Company issued 100,000 warrants to purchase common stock pursuant to the terms of the Carried Working Interest Purchase and Sale Agreement entered into with Hycarbex - American Energy, Inc. on October 29, 2009. The warrants provide that up to 100,000 shares may be purchased at $1.75 per share during the three year period commencing October 29, 2009. The Company estimates the fair value of each stock award at grant date by using the Black-Scholes option pricing model. The warrants granted during the quarter ended December 31, 2009 were based on the following assumptions.

Dividend yield        0
Expected volatility   83.902%
Risk free interest    2.00%
Expected lives        3 years

As a result of the 100,000 warrants issued during the quarter ended December 31, 2009, the Company incurred $24,431 of costs which is included in the capitalized costs of the oil and gas working interests acquired during the current quarter.

Note 6 - Subsequent Events
--------------------------

Subsequent events have been evaluated through February 15, 2010 which is the date the financial statements were available to be issued.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

     . The future results of drilling individual wells and other exploration and development activities;
     .    Future variations in well performance as compared to initial test data;
     .    Future events that may result in the need for additional capital;
     .    Fluctuations in prices for oil and gas;
     . Future drilling and other exploration schedules and sequences for various wells and other activities;
     . Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
     .    Our future ability to raise necessary operating capital.

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

     In 2008, Hycarbex drilled the Yasin Exploratory Well #1. After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole. The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved. Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling. After evaluation, Angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure. Hycarbex plans to perform additional seismic to refine the preliminary data obtained from the drilling process. Since the drilling reaffirmed Hycarbex's belief that the structure is very promising, a nearby replacement well is expected to be drilled after completion of the additional seismic.

     On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. Each concession block is operated by Heritage Oil and Gas Limited. Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia. In addition to Hycarbex, other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd. Under the terms of the agreement, our 2-1/2% working interests will be deemed "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term "carried" means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, we are required to bear our proportionate share of drilling and exploration costs in subsequent wells. The agreement provides us with the option to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions related to the well in which the conversion has been made other than applicable production taxes assessed against the royalty.

Results of Operations

     Our operations for the three months and six months ended December 31, 2009 reflected a net operating losses of $235,490 and $433,041, respectively, as compared to $200,455 and $380,583 for the three months and six months ended December 31, 2009, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. We have had no recurring income stream to date and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. This well is expected to be connected to the gas marketing line in February, 2010, and production revenues are expected to be received during the second calendar quarter of 2010.

Liquidity and Capital Resources

     After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities including the sale of $3,950,000 of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin in 2007 and then again in 2008, which did not occur. The well is expected to be connected to the gas marketing line in February, 2010, and production revenues are expected to be received during the second calendar quarter of 2010.

     The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. The consideration to be paid by American Energy Group, Ltd. for the Sanjawi and Zamzama North carried working interests includes 2,000,000 shares of Common Stock and 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75 per share and a commission of $100,000. We are entitled to redeem the Warrants in the event that our Common Stock trades at $2.00 or more for twenty (20) consecutive trading days by providing written notice to the Warrant holder, upon which notice, the holder shall have thirty (30) days to exercise the Warrant. We also agreed to pay to Hycarbex a contingent cash consideration to be derived from the funds on deposit with Hycarbex under the May 11, 2006 Non-Exclusive Agency Agreement in which we engaged Hycarbex to locate and assist in obtaining concession interests in Pakistan. The amount of the cash consideration will not be determined until we achieve $200,000 of aggregate royalty income from our 18% royalty in the Haseeb Exploratory Well No. 1 located on the Yasin Concession Block No. 2768-7. If and when the aggregate $200,000 sum is received from its royalty interest, then the remaining funds in escrow under the Non-Exclusive Agency Agreement shall be released to Hycarbex as its cash payment inclusive of a $100,000 commission as provided in the Non-Exclusive Agency Agreement. Until this royalty income threshold is achieved, we will withdraw from the funds on deposit $50,000 per month for operating capital. As of December 31, 2009, our funds on deposit with Hycarbex totaled $717,500.

     During the fourth quarter of the fiscal year ended June 30, 2005, we registered 2,000,000 Common shares on a Form S-8 Registration Statement for issuance to key consultants. We anticipate that some critical services rendered by third party consultants during the 2009 fiscal year will be paid with common stock instead of cash assets.

Business Strategy and Prospects

     Our business strategy is to acquire royalty interests and carried working interests in key productive areas within Pakistan, thereby avoiding typical exploration-related cost uncertainties. The October 29, 2009 agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan is consistent with this strategy, as under the terms of the agreement, our 2-1/2% working interests will be deemed "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term "carried" means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, we are required to bear our proportionate share of drilling and exploration costs in subsequent wells, but the agreement provides an option to American Energy Group, Ltd. to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions related to the well in which the conversion has been made other than applicable production taxes assessed against the royalty.

Pakistan Royalty and Carried Working Interests/Recent Political Developments in Pakistan

     Through our former Hycarbex subsidiary (before the sale of that subsidiary), we expended in excess of $10,000,000.00 on drilling and seismic on the Jacobabad and Yasin blocks in the Republic of Pakistan comprised of over 2,200 square kilometers. The structure, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". While we did not obtain a commercial discovery well in any of our previous Pakistan drilling efforts, we have announced the success of the Haseeb No. 1 well drilled in the fourth quarter of 2005 based upon all available test results, as well as the completion of 110 kilometers of additional seismic research by Hycarbex-American Energy, Inc. and subsequent wells which should provide valuable data for selection of future wells. We strongly believe that the concession acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We are likewise optimistic that our carried working interest participation in the newly acquired Sanjawi and Zamzama North concessions operated by Heritage Oil and Gas Limited will yield positive financial returns. We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities while limiting our exposure to the financial risks inherent in oil and gas drilling in Pakistan by adhering to our business plan of acquiring royalties and carried interests, which are not subject to such costs.

     While continuous production and favorable hydrocarbon prices are necessary for the royalty and carried working interests held by the Company to demonstrate real value, we are optimistic that the imminent connection of the Haseeb No. 1 Well to the gas line to initiate the marketing of the gas produced will prove to be only one of several wells which will ultimately be drilled on the concession. We are likewise optimistic that the favorable exploration and development policies announced by the Pakistan Government, including those set forth in the Petroleum Policy of 2009 announced in April, 2009, will encourage Hycarbex-American Energy, Inc. and Heritage Oil, the respective operators of the Yasin, Sanjawi and Zamzama North blocks, to perform extensive drilling operations beneficial to the interests we retain.

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

Galveston County, Texas Leases

     We believe that the deeper zones which we currently hold may have development potential. We have not yet determined the best course for these assets and near term activity with respect to these assets is not planned. These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date.

Off Balance Sheet Arrangements

     We had no off balance sheet arrangements during the six months ended December 31, 2009.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

     In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over financial reporting as of December 31, 2009. The assessment was conducted in accordance with the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that there was no material weakness in the Company's internal control over financial reporting, and concluded that the Company's disclosure controls and procedures and the Company's financial control over financial reporting are effective as of December 31, 2009. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting. This report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.


                            PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

     There were no legal proceedings affecting the Company during the quarter ended December 31, 2009.

ITEM 1A-RISK FACTORS

     Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The consideration paid by American Energy Group, Ltd. for the Sanjawi and Zamzama North carried working interests includes 2,000,000 shares of Common Stock and 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75 per share. We are entitled to redeem the Warrants in the event that our Common Stock trades at $2.00 or more for twenty (20) consecutive trading days by providing written notice to the Warrant holder, upon which notice, the holder shall have thirty (30) days to exercise the Warrant. The parties have stipulated that the value of the Carried Working Interests to be purchased and the corresponding value of the securities given for the Carried Working Interests is equal to $3,500,000. Since the securities were issued to acquire oil and gas convertible working interests, the issuance did not result in any proceeds to the Company.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

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

                           THE AMERICAN ENERGY GROUP, LTD.


                           By: /s/ R. Pierce Onthank
                               -------------------------------------------------
                               R. Pierce Onthank, President, Chief Executive Officer, Principal Financial Officer and Director


   DATED:  February 16, 2010