Form 10-Q
period 2010-03-31
AMERICAN ENERGY GROUP LTD
filed 2010-05-17
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
---     1934
        For the quarterly period ended March 31, 2010

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT
---     OF 1934
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
                          ___________________________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
             ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No
                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   As of May 17, 2010, the number of Common shares outstanding was 33,157,911

      Transitional Small Business Issuer Format (Check one) Yes    No [X]
                                                               ---    ---

                        THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION                                                                            PAGE

Item 1.                          Financial Statements.............................................        3

Item 2.                          Management's Discussion and Analysis of Financial Condition
                                 And Results of Operations........................................        8

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.......       12

Items 4 and 4T.                  Controls and Procedures..........................................       12

PART II-OTHER INFORMATION

Item 1.                          Legal Proceedings................................................       12

Item 1A                          Risk Factors.....................................................       12

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds......       12

Item 3.                          Defaults Upon Senior Securities..................................       13

Item 4.                          Submission of Matters to a Vote of Security Holders..............       13

Item 5.                          Other Information................................................       13

Item 6.                          Exhibits.........................................................       13

                          PART I-FINANCIAL INFORMATION
                          THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets


                                        Assets
                                        ------
                                                                                                            March 31,     June 30,
                                                                                                               2010
                                                                                                           (Unaudited)      2009
                                                                                                           ------------ ------------
Current Assets
--------------
    Cash                                                                                                   $     4,430  $    33,879
    Funds reserved for acquisitions - related party                                                            602,500    1,139,500
                                                                                                           ------------ ------------

          Total Current Assets                                                                                 606,930    1,173,379
                                                                                                           ------------ ------------

Property and Equipment
----------------------
    Office equipment                                                                                            27,421       27,421
    Leasehold improvements                                                                                      26,458       26,458
    Accumulated depreciation                                                                                   (24,569)     (19,341)
                                                                                                           ------------ ------------

          Net Property and Equipment                                                                            29,310       34,538
                                                                                                           ------------ ------------

Other Assets
------------
    Investment in oil and gas working interest - related party                                               1,564,431            -
    Security deposit                                                                                            26,209       26,209
                                                                                                           ------------ ------------

          Total Other Assets                                                                                 1,590,640       26,209
                                                                                                           ------------ ------------

               Total Assets                                                                                $ 2,226,880  $ 1,234,126
                                                                                                           ============ ============


                                      Liabilities and Stockholders' Equity
                                      ------------------------------------

Current Liabilities
-------------------
    Accounts payable                                                                                       $    61,942  $    65,519
    Security deposits                                                                                           13,200       13,200
    Accrued liabilities                                                                                        622,940      490,900
                                                                                                           ------------ ------------

          Total Current Liabilities                                                                            698,082      573,619
                                                                                                           ------------ ------------

          Total Liabilities                                                                                    698,082      573,619
                                                                                                           ------------ ------------

Stockholders' Equity
--------------------
    Common stock, par value $0.001 per share;
     authorized 80,000,000 shares; 33,118,773 and
     31,019,255 shares issued and outstanding, respectively                                                     33,119       31,019
    Capital in excess of par value                                                                          10,256,616    8,722,826
    Accumulated deficit                                                                                     (8,760,937)  (8,093,338)
                                                                                                           ------------ ------------

          Total Stockholders' Equity                                                                         1,528,798      660,507
                                                                                                           ------------ ------------

          Total Liabilities and Stockholders' Equity                                                       $ 2,226,880  $ 1,234,126
                                                                                                           ============ ============

         See accompanying unaudited notes to the financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
       For the Three Months and Nine Months Ended March 31, 2010 and 2009
                                   Unaudited

                                                                                    Three Months Ended         Nine Months Ended
                                                                                 ------------------------- -------------------------
                                                                                  March 31,    March 31,    March 31,    March 31,
                                                                                     2010         2009         2010         2009


Revenue                                                                          $         0  $         0  $         0  $         0
-------

Cost of Goods Sold                                                                         0            0            0            0
------------------                                                               ------------ ------------ ------------ ------------

Gross Profit                                                                               0            0            0            0
------------                                                                     ------------ ------------ ------------ ------------

Expenses
--------
    Administrative salaries                                                          122,102      115,200      387,102      363,078
    Legal and professional                                                            30,068      149,622      102,188      215,733
    General and administrative                                                        51,567       36,785      125,321       94,076
    Office overhead expenses                                                          24,141       12,280       42,823       18.097
    Depreciation                                                                       1,743        1,742        5,228        5,228
                                                                                 ------------ ------------ ------------ ------------

    Total Expenses                                                                   229,621      315,629      662,662      696,212
                                                                                 ------------ ------------ ------------ ------------

    Net Operating (Loss)                                                            (229,621)    (315,629)    (662,662)    (696,212)
                                                                                 ------------ ------------ ------------ ------------


Other Income and (Expense)
-------------------------
    Interest expense                                                                  (1,629)      (1,651)      (4,776)      (4,937)
                                                                                 ------------ ------------ ------------ ------------

    Total Other Income (Expense)                                                      (1,629)      (1,651)      (4,776)      (4,937)
                                                                                 ------------ ------------ ------------ ------------

    Net (Loss) Before Tax                                                           (231,250)    (317,280)    (667,599)    (700,988)

    Income Tax                                                                             0            0            0            0
                                                                                 ------------ ------------ ------------ ------------

    Net (Loss)                                                                   $  (231,250) $  (317,280) $  (667,599) $  (700,988)
                                                                                 ============ ============ ============ ============

    Basic Loss Per Common Share                                                  $      (.01) $      (.01) $      (.02) $     ( .02)
                                                                                 ============ ============ ============ ============

    Weighted Average Number
       Of Shares Outstanding                                                      32,385,087   30,937,191   32,190,968   30,824,974
                                                                                 ============ ============ ============ ============

         See accompanying unaudited notes to the financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
               For the Nine Months Ended March 31, 2010 and 2009
                                  (Unaudited)

                                                                                                                 2010        2009
                                                                                                              ----------- ----------


Cash Flows From Operating Activities
------------------------------------
    Net loss                                                                                                  $ (667,599) $(700,988)
    Adjustments to reconcile net loss to net cash
     (used in) operating activities:
       Depreciation                                                                                                5,228      5,228
       Common stock issued for debt and services                                                                 140,860     71,460
    Changes in operating assets and liabilities:
       Increase (decrease) in security deposits                                                                        0      4,000
       Increase (decrease) in accounts payable                                                                    (7,578)   (39,160)
       Increase (decrease) in accrued expenses
        and other current liabilities                                                                            132,040    206,056
                                                                                                              ----------- ----------

    Net Cash (Used In) Operating Activities                                                                     (466,449)  (384,004)
                                                                                                              ----------- ----------

Cash Flows From Investing Activities
------------------------------------
    Funds (reserved for) / released from acquisitions                                                            537,000    371,945
    Expenditures for oil and gas working interest                                                               (100,000)        (0)
                                                                                                              ----------- ----------

    Net Cash Provided By Investing Activities                                                                    437,000    371,945
                                                                                                              ----------- ----------

Cash Flows From Financing Activities
------------------------------------

    Net Cash Provided By (Used In) Financing Activities                                                                0          0
                                                                                                              ----------- ----------

    Net Increase (Decrease) in Cash                                                                              (29,449)   (12,059)

                                                                                                                  33,879     26,984
                                                                                                              ----------- ----------
    Cash and Cash Equivalents, Beginning of Period
    Cash and Cash Equivalents, End of Period                                                                  $    4,430  $  14,925
                                                                                                              =========== ==========


Cash Paid For:
--------------
    Interest                                                                                                  $    4,937  $   4,776
    Taxes                                                                                                     $        0  $       0

Non-Cash Financing Activities:
------------------------------
    Common stock issued for payment of debt                                                                   $   19,500  $  60,748
    Common stock issued for services rendered                                                                 $   51,960  $ 140,860
    Common stock issued for oil and gas working interest                                                      $1,440,000  $       0
    Warrants issued for oil and gas working interest                                                          $   24,431  $       0

         See accompanying unaudited notes to the financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                                 March 31, 2010

Note  1  -  General
-------------------

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2009 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.


Note  2  -  Basic  Loss  Per  Share  of  Common  Stock
------------------------------------------------------

                                                                                    Three Months Ended         Nine Months Ended
                                                                                 ------------------------- -------------------------
                                                                                  March 31,    March 31,    March 31,    March 31,
                                                                                     2010         2009         2010         2009


     Loss (numerator)                                                            $  (231,250) $  (317,280) $  (667,599) $  (700,988)
                                                                                 ------------ ------------ ------------ ------------

     Shares (denominator)                                                         32,385,087   30,937,191   32,190,968   30,824,974
                                                                                 ------------ ------------ ------------ ------------

     Per Share Amount                                                            $     (0.01) $     (0.01) $     (0.02) $     (0.02)
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

     During January, February and March 2010, the Company issued 8,025, 9,848 and 8,784 shares of common stock for payables valued at $6,500, $6,500 and $6,500, respectively.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                                 March 31, 2010

Note  3  -  Common  Stock  (continued)
--------------------------------------

     During January, 2010, the Company issued 4,000 shares of common stock for services valued at $2,960.


Note  4  -  Investment  in  Oil  and  Gas  Working  Interest  -  Related  Party
-------------------------------------------------------------------------------

During the quarter ended December 31, 2009, the Company executed an agreement to acquire from Hycarbex - American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3)
$100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions, currently $602,500, will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests.

The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time.


Note  5  -  Warrants
--------------------

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
Risk  free  interest            2.00%
Expected  lives              3 years

As a result of the 100,000 warrants issued during the quarter ended December 31, 2009, the Company incurred $24,431 of costs which is included in the capitalized costs of the oil and gas working interests acquired during the quarter ended December 31, 2009.


Note  6  -  Subsequent  Events
------------------------------

In accordance with ASC 855-10, management of the Company has reviewed all material events through the date of this report. Management considers the following subsequent event material. Subsequent to March 31, 2010, the Company extended the expiration date of outstanding warrants to purchase common stock originally issued to Iftikhar A. Zahid and Pierce Onthank. The warrants, which were originally issued on April 12, 2005 and were set to expire on April 12, 2010, have been extended for five years, resulting in a new expiration date of April 12, 2015. The extension covers 2,000,000 warrants to purchase common stock, 1,000,000 which shall be exercisable at seventy five cents ($.75), 500,000 which shall be exercisable at $1.00, and 500,000 exercisable at $1.50.

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

Results  of  Operations

     Our operations for the three months and nine months ended March 31, 2010 reflected net operating losses of $229,621 and $662,662, respectively, as compared to $315,629 and $696,212 for the three months and nine months ended March 31, 2009, related to salaries, office rental and overhead charges and legal and professional fees. There were no revenues from operations and our sole business during the fiscal quarter consisted of management of our Pakistan and Texas assets. We have had no recurring income stream to date and have been solely dependent upon cash infusion from the sale of securities and loans. These proceeds have been and will continue to be used to finance salaries, legal and accounting expenses and administrative overhead until the commencement of royalty revenues from gas sales from the Haseeb No. 1 Well. Recent delays in the timing estimates have related to completion of the surface treatment facility for the produced gas. The Haseeb Gas Field processing facility is a high pressure installation which is intended to reduce CO2 and H2S which may be present in Haseeb raw gas down to pipeline quality gas specification. The main process train design pressure is 1200 psi (pounds per square inch) for an operating pressure of 990 psi. The facility consists of 5 pressure vessels consisting of (i) an inlet production separator where water is separated from the raw gas and any higher hydrocarbon liquids, resulting in the sour wet gas;
(ii) an inlet filter separator where finite particles are filtered from the gas;
(iii) an amine contractor (absorber) where the sour wet gas is brought into contact with amine, absorbing excess CO2 and H2S, resulting in sweet gas of pipeline quality but saturated with H2O; (iv) an amine stripper where contaminated amine is passed through to remove contaminants and the cleaned amine is re-circulated; and (v) a glycol contractor where the wet gas is brought into contact with glycol, removing saturated water and resulting in sweet and dry gas of pipeline quality.

     To ensure the highest level of quality assurance and control, the contractor was required to fabricate and test the vessels following ASME (American Society of Mechanical Engineers) Code VIII for Pressure Vessels and "U" stamp them as per physical inspection and certification by a third party inspector duly authorized by ASME (the "U" stamp is an internationally recognized hallmark of excellence for the pressure vessel). The inspection spreads over various stages in the fabrication and testing cycle. ONE/T V/BV, an Authorized Inspection Agency accredited by ASME was engaged for the inspection and certification, which included inspection of raw material (plates), fittings (nozzles), inspection of rolled and welded completed jobs, RT (X-ray films) and dye penetration test to determine integrity of welds, witnessing of the hydro test, and reviewing the various technical and test documents. We have been advised by Hycarbex that based upon the progress of this complex inspection and certification process, the well is expected to be connected to the gas marketing line in May or June, 2010, and production revenues are expected to be received during the third calendar quarter of 2010.

Liquidity  and  Capital  Resources

     After emerging from bankruptcy, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities including the sale of $3,950,000 of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan. Based upon prior estimates received from Hycarbex, we previously anticipated that gas sales from the Haseeb No. 1 Well would begin in 2007 and then again in 2008, which did not occur. In the prior report for the period ended December 31, 2009, the estimate for pipeline connection obtained from Hycarbex was the month ending February 28, 2010. However, updated estimates received from Hycarbex now indicate that the well is expected to be connected to the gas marketing line in May or June, 2010 to permit completion of all required outsided inspections, and production revenues are expected to be received during the third calendar quarter of 2010.

      The depletion of available cash on hand resulting from the delay in the royalty stream from gas sales has created the need for additional operating capital to meet future requirements. The consideration to be paid by American Energy Group, Ltd. for the Sanjawi and Zamzama North carried working interests acquired after the end of the quarter includes 2,000,000 shares of Common Stock and 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75 per share and a commission of $100,000. We are entitled to redeem the Warrants in the event that our Common Stock trades at $2.00 or more for twenty (20) consecutive trading days by providing written notice to the Warrant holder, upon which notice, the holder shall have thirty (30) days to exercise the Warrant. We also agreed to pay to Hycarbex a contingent cash consideration to be derived from the funds on deposit with Hycarbex under the May 11, 2006 Non-Exclusive Agency Agreement in which we engaged Hycarbex to locate and assist in obtaining concession interests in Pakistan. The amount of the cash consideration will not be determined until we achieve $200,000 of aggregate royalty income from our 18% royalty in the Haseeb Exploratory Well No. 1 located on the Yasin Concession Block No. 2768-7. If and when the aggregate $200,000 sum is received from its royalty interest, then the remaining funds in escrow under the Non-Exclusive Agency Agreement shall be released to Hycarbex as its cash payment inclusive of a $100,000 commission as provided in the Non-Exclusive Agency Agreement. Until this royalty income threshold is achieved, we will withdraw from the funds on deposit $50,000 per month for operating capital. As of March 31, 2010, our funds on deposit with Hycarbex totaled $602,500.

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

Off  Balance  Sheet  Arrangements

     We had no off balance sheet arrangements during the nine months ended March 31, 2010.

ITEM  3-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS  4  AND  4T  -  CONTROLS  AND  PROCEDURES

     In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company's disclosure controls and procedures and the Company's internal control over financial reporting as of March 31, 2010. The assessment was conducted in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that there was no material weakness in the Company's internal control over financial reporting, and concluded that the Company's disclosure controls and procedures and the Company's financial control over financial reporting are effective as of March 31, 2010. The Company is extremely small and once the Company begins receiving increased revenues from gas royalties (expected to begin during the third calendar quarter of 2010), management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors.

     There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect the internal control over financial reporting. This report does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.


                           PART II-OTHER INFORMATION

ITEM  1-LEGAL  PROCEEDINGS

     There were no legal proceedings affecting the Company during the quarter ended March 31, 2010.

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



ITEM  3-DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4-SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2010.

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

                                   THE  AMERICAN  ENERGY  GROUP,  LTD.


                                   By: /s/  R. Pierce Onthank
                                      --------------------------------
                                      R. Pierce Onthank, President, Chief
                                      Executive Officer, Principal Financial
                                      Officer and Director

DATED: May 17, 2010