Form 10-K
period 2010-06-30
AMERICAN ENERGY GROUP LTD
filed 2010-10-13
CIK 843212

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 2010

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

                    (Issuer's telephone number 203/222-7315)
                          ___________________________
         Securities registered under Section 12(b) of the Exchange Act:
                                      None

             Securities registered under section 12(g) of the Act:
                    Common Stock, Par Value $.001 Per Share
                          ___________________________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-KSB. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes  ___  No  X

          The issuer had no revenues for the year ended June 30, 2010.

 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 5, 2010, was $18,843,586.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 As of October 5, 2010, the number of Common shares outstanding was 33,189,190

                  DOCUMENTS INCORPORATED BY REFERENCE - None

                        THE AMERICAN ENERGY GROUP, LTD.
                               INDEX TO FORM 10-K

PART 1                                                                           PAGE

Items 1 and 2.     Business and Properties                                         3

Item 1A.           Risk  Factors                                                   8

Item 1B.           Unresolved Staff Comments                                       15

Item 3.            Legal Proceedings                                               15

Item 4.            Submission of Matters to a Vote of Security Holders             15

PART II

Item 5.            Market For Common Equity and Related Stockholder Matters
                   and Issuer Purchase of Equity Securities                        15

Item 6.            Selected Financial Data                                         16

Item 7.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                       17

Item 7A            Quantitative and Qualitative Disclosures About Market Risk      20

Item 8.            Financial Statements and Supplementary Data                     20

Item 9.            Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                        20

Item 9A            Controls and Procedures                                         20

Item 9B            Other Information                                               21

PART III

Item 10.           Directors, Executive Officers and Corporate Governance          21

Item 11.           Executive Compensation                                          23

Item 12.           Security Ownership of Certain Beneficial Owners and
                   Management And Related Stockholder Matters                      25

Item 13.           Certain Relationships and Related Transactions, and Director
                   Independence                                                    25

Item 14.           Principal Accounting Fees and Services                          25

PART IV

Item 15.           Exhibits and Financial Statement Schedules                      26

SIGNATURES                                                                         27

PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

Overview-Post-Bankruptcy

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

Acquisition  of  Zamzama  North  and  Sanjawi  Working  Interests

     On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. Each concession block is operated by Heritage Oil and Gas Limited. Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia. Heritage Oil's shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC. Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd. Under the terms of the agreement, our 2-1/2% working interests are "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term "carried" means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, we will be required to bear our proportionate share of drilling and exploration costs. The agreement provides an option to American Energy Group, Ltd. to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs.

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

     In  the  fall of 2005, Hycarbex completed the acidization of the Haseeb No.
1. Post-treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day. Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi. In September, 2010, Hycarbex completed its pipe line connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. Initial production into the line commenced at five (5) million cubic feet of gas per day (MMCFD) and will be gradually increased under the Extended Well Test to approximately fifteen (15) MMCFD. According to Hycarbex's management, based upon evaluation of the data to be collected from the Extended Well Test over the next several months, the working interest owners will evaluate the prospects for additional drilling in the Haseeb discovery area with the objective of increasing the production rate well in excess of the 15 MMCFD.

     The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The most recent estimates for pipeline connection received from Hycarbex indicate a connection during October 2009.

Seismic Database

     The efforts by Hycarbex to substantially expand the seismic database in 2004 and 2005 resulted in several miles of additional seismic being shot on the concession. Currently, Hycarbex has captured approximately 700 kilometers (435 miles) of high resolution 2D seismic raw data. This seismic raw data has been processed with the old seismic data using current techniques and has been analyzed by highly experienced geophysicists. The results have not only verified geologic structures with closure and high likelihood of gas productivity, but have also delineated drillsite locations which are likely to enhance drilling success. The technical staff at Hycarbex has identified at least ten (10) areas to date on the Yasin Concession which are recommended for drilling.

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

The  Yasin  Exploratory  Well  No.  1

     The  Yasin  Exploratory  Well  No.  1  was  commenced in November, 2008. On
September 28, 2009, Hycarbex announced the results of the drilling and its drilling analysis to date. After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole. The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved. Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling. After evaluation, angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure. As of the date of this report, Hycarbex has indicated that it plans to perform additional seismic to refine the preliminary data obtained from the drilling process. According to Hycarbex, the drilling reaffirmed Hycarbex's belief that the structure is very promising and thus a nearby replacement well is planned by Hycarbex after completion of the additional seismic.

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

Office Facilities

     In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. The office space contains approximately 3,574 square feet and is leased under a 5-year lease commencing April 1, 2006, at a rate of $11,913.33 per month for the initial year, $12,211.17 per month for the second year, $12,509.00 per month for the third year, $12,806.83 per month for the fourth year, and $13,104.67 per month for the final year. The lease contains a 5-year option period with base rental ranging from $13,402.50 in the first year of the option period to $14,593.83 in the final option year. For the year ending June 30, 2010, office rentals totaled $161,035. Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. There are three subleases with one year remaining on their term. The combined rentals attributable to the subleases, including utilities are now $7,000 per month which approximates forty seven percent (47%) of our current monthly rental. Current annual utility burdens are approximately $15,000 for the entire premises. We have subleased approximately sixty five percent (65%) of our space and believe the retained space is adequate for our needs.

Employees

     As of June 30, 2010, we had three full-time employees, which include the President, Pierce Onthank, and two administrative assistants in the corporate office.

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

     As of June 30, 2010, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 17.1% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

     Future governmental enactments or changes to existing policies could impact our ownership or asset value. The royalty interest which we hold in the Yasin Block, the working interests we hold in the Sanjawi and Zamzama North Blocks and other interests which we will seek to acquire in other concession opportunities could be adversely affected by future regulatory and/or policy changes. Since the value of these interests is derived from the actual net proceeds of production, changes to the duration of the exploration license, applicable taxes or tariffs, or commodity purchase prices could significantly affect our interests in the region.

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

     We are authorized to issue 80,000,000 shares of our common stock. The 30,863,760 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants. As of June 30, 2009, we had outstanding warrants to purchase shares of our common stock, the exercise price of which range between $0.75 and $1.70 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

     The  oil and gas business involves a variety of operating risks, including:

     -  blowouts, cratering and explosions;
     -  mechanical and equipment problems;
     -  uncontrolled flows of oil and gas or well fluids;
     -  fires;
     -  marine hazards with respect to offshore operations;
     -  formations with abnormal pressures;
     -  pollution and other environmental risks; and
     -  natural disasters.

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

     Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on the prices that we receive for oil and gas production. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. High oil and gas prices could preclude acceptance of our business model. Depressed prices in the future would have a negative effect on our future financial results. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

     -  the threat of global terrorism;
     - regional political instability in areas where the exploratory wells are drilled;
     -  the available supply of oil;
     -  the level of consumer product demand;
     -  weather conditions;
     - political conditions and policies in the greater oil producing regions, including the Middle East;
     - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
     -  the price of foreign imports;
     -  actions of governmental authorities;
     -  domestic and foreign governmental regulations;
     -  the price, availability and acceptance of alternative fuels; and
     -  overall economic conditions.

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

     Pakistan is geographically positioned in a region which has experienced a great deal of political instability and violence. The current regime is viewed as pro-western, but a change in government in Pakistan, such as an Islamic fundamentalist government, could have many wide-ranging adverse effects upon the validity of existing exploration licenses and concession agreements and upon our ability to enforce our contractual agreements. Additionally, with or without such governmental changes, recurring incidents of violence could adversely affect oil and gas exploration and marketing operations which would, in turn, adversely affect our ability to receive royalty payments derived from those operations. Examples of regional conflicts, incidents and political unrest inside Pakistan's borders include the following:

     - the Kashmir region bordering India, Pakistan, Afghanistan and China, has been a continuing source of tension and armed conflict between India and Pakistan since 1947;

     - Baluchistan Province tribesmen have attacked the Sui gas fields in Balochistan in Southwest Pakistan generally as a protest for more jobs and higher royalty payments; and

     - Pakistan has experienced violence along its Afghanistan border as well as incidents of internal urban violence from fundamentalist militant Islamic groups who oppose governmental ties with the United States.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

     There were no unresolved staff comments as of June 30, 2010 or the date of this report.

ITEM 3 - LEGAL PROCEEDINGS

     There were no legal proceedings pending against the Company as of June 30, 2010 or the date of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the year ended June 30, 2010.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

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

     Quarter                     High            Low
     -------------------------------------------------
     December 31, 2004           $0.55           $0.20
     March 31, 2005              $1.50           $0.75
     June 30, 2005               $3.03           $0.50
     September 30, 2005          $1.82           $1.15
     December 31, 2005           $1.90           $1.01
     March 31, 2006              $1.98           $1.30
     June 30, 2006               $2.00           $1.45
     September 30, 2006          $1.45           $0.60
     December 31, 2006           $1.40           $0.40
     March 31, 2007              $1.60           $1.03
     June 30, 2007               $1.49           $0.85
     September 30, 2007          $1.21           $0.70
     December 31, 2007           $1.04           $0.42
     March 31, 2008              $0.95           $0.51
     June 30, 2008               $1.06           $0.56
     September 30, 2008          $0.88           $0.53
     December 31, 2008           $1.17           $0.51
     March 31, 2009              $1.00           $0.45
     June 30, 2009               $0.85           $0.60
     September 30, 2009          $0.86           $0.61
     December 31, 2009           $0.76           $0.52
     March 31, 2010              $0.94           $0.63
     June 30, 2010               $0.90           $0.65

     As of June 30, 2010, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported
by  the  OTC  Bulletin  Board,  was  $0.88.   As  of  June  30,  2010,  we  had
approximately 40 registered holders of our common stock (excluding holders in "street name"). As of June 30, 2010, there were 33,176,807 shares of common stock issued and outstanding. As of October 5, 2010, there were 33,189,190 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2010.

                      Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------
Plan category     Number of securities to      Weighted-average       Number of securities
                   be issued upon exercise     exercise price of     remaining available for
                   of outstanding options,     outstanding options,   future issuance under
                    warrants and rights        warrants and rights     equity compensation
                                                                         plans (excluding
                           (a)                       (b)             securities reflected in
                                                                          column (a))

                                                                                (c)
-------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders           -0-                       -0-                        -0-
-------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders         2,000,000 Common           $1.00                       -0-

Total                       2,000,000               $1.00                       -0-
-------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

     We did not sell any unregistered securities during the fiscal year. However, during the fiscal year we issued 2,000,000 shares of Common Stock as a portion of the consideration for acquisition of the Sanjawi and Zamzama North working interests. Also included in the consideration paid was 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75. We also issued 152,552 shares in payment of services and payables.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

                                           2010         2009        2008          2007         2006
-------------------------------------------------------------------------------------------------------
Revenue

-------------------------------------------------------------------------------------------------------
Oil and Gas Sales                              -0-          -0-          -0-          -0-          -0-

-------------------------------------------------------------------------------------------------------
General and Administrative Expenses

Legal and Professional                    134,062      201,887      241,785      747,086      373,014
Depreciation and Amortization Expense       6,642        6,971        6,755        4,649          720
General and Administrative                777,437      677,873      681,265      859,162      529,332
Total Expenses                            918,141      886,731      929,805    1,610,897      903,066
Net Operating Loss                                     886,731      929,805    1,610,897      903,066

-------------------------------------------------------------------------------------------------------
Other Income and (Expense)

-------------------------------------------------------------------------------------------------------
Interest Income                                             -0-       1,742       22,795        2,865
Interest Expense                           (6,592)      (6,465)      (4,790)        (118)     (38,806)
Total Other Income and (Expense)           (6,592)      (6,465)      (3,048)     181,981   (1,396,199)
Net Loss Before Federal Income Tax       (924,733)    (893,196)    (932,853)  (1,428,916)  (2,390,907)
Federal Income Tax                                          -0-          -0-          -0-          -0-

-------------------------------------------------------------------------------------------------------
Net Loss                                 (924,733)    (893,196)    (932,853)  (1,428,916)  (2,390,907)

-------------------------------------------------------------------------------------------------------
Basic Loss Per Common Share                 (0.03)       (0.03)       (0.03)       (0.05)       (0.09)

-------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares      32,428,153   30,863,760   30,605,335   30,158,934   27,624,094
Outstanding
-------------------------------------------------------------------------------------------------------

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

Overview

     Prior to our bankruptcy proceedings initiated on June 28, 2002, we were an active oil and gas exploration and development company with operations in Texas. Our revenue producing domestic oil and gas leases were foreclosed by the secured creditor in early calendar 2003 resulting in the loss of our only revenue producing asset. In November, 2003, we sold our Hycarbex-American Energy, Inc. ("Hycarbex") subsidiary, which was the owner and operator of the Yasin 2768-7

Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation. We retained in the sale an 18% overriding royalty interest in the Yasin Block. Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. ("Hycarbex"), in the fourth quarter of the fiscal year ended June 30, 2005. All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. A state-of-the-art surface facility for the well was constructed for Hycarbex after well completion. During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test at the initial rate of 5 million cubic feet of gas per day (MMCFD). This rate is expected to be gradually increased to 15 MMCFD during the Extended Well Test.

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

     The  Yasin  Exploratory  Well  No.  1  was  commenced in November, 2008. On
September 28, 2009, Hycarbex announced the results of the drilling and its drilling analysis to date. After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole. The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved. Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling. After evaluation, angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure. Hycarbex announced plans to perform additional seismic to refine the preliminary data obtained from the drilling process. Since the drilling reaffirmed Hycarbex's belief that the structure is very promising, a nearby replacement well is expected to be drilled in the future by Hycarbex after completion of the additional seismic.

     On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan is consistent with this strategy, as under the terms of the agreement, our 2-1/2% working interests will be deemed "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term "carried" means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, we are required to bear our proportionate share of drilling and exploration costs in subsequent wells, but the agreement provides an option to us to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions related to the well in which the conversion has been made other than applicable production taxes assessed against the royalty.

Results of Operations

     Our operations for the twelve months ended June 30, 2010 reflected a net operating loss of $918,141 as compared to $886,731 for the twelve months ended June 30, 2009, related to salaries, office rental and overhead charges and legal and professional fees. Prior to the September, 2010, connection of the Haseeb No. 1 Well to the gas marketing pipe line, we had no recurring income stream and relied upon the proceeds of securities sales and loans. The anticipated future royalty proceeds from the recently connected Haseeb No. 1 Well, are expected to be sufficient to meet all salaries, legal and accounting expenses and administrative overhead for the current fiscal year and beyond.

Liquidity and Capital Resources

     Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the 2006 year, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan, but we made periodic withdrawals from this escrow to fund ongoing administrative expenses due to unanticipated delays in the commencement of Haseeb No. 1 gas sales. The connection to the marketing pipe line and resulting gas sales under the Extended Well Test which commenced in September 2010 are expected to provide future cash flow sufficient to meet the Company's ongoing expenses as well as to make investment in other oil and gas opportunities. Additionally, under the terms of the October 29, 2009, agreement with Hycarbex to acquire interests in the Zamzama North 2667-8 and Sanjawi 3068-2 petroleum concessions, we are entitled to continue to withdraw $50,000 per month from the 2006 escrow to fund operations until we have received an aggregate $200,000 in Haseeb No. 1 royalty proceeds.

Business Strategy and Prospects

     In September, 2010, Hycarbex completed its pipe line connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. Despite recent monsoon rains and resulting flooding which ravaged several regions of Pakistan during July and August 2010, the Haseeb surface facility and pipe line avoided all damage. Initial production into the line commenced at five (5) million cubic feet of gas per day (MMCFD) and will be gradually increased under the Extended Well Test to approximately fifteen (15) MMCFD. According to Hycarbex's management, based upon evaluation of the data to be collected from the Extended Well Test over the next several months, the working interest owners will evaluate the prospects for additional drilling in the Haseeb discovery area with the objective of increasing the production rate well in excess of the 15 MMCFD.

     The Yasin Block, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled "Disclosures About Oil and Natural Gas Producing Activities". However, based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, we strongly believe that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration. If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities.

     On  October  29,  2009,  the  Company executed an agreement to acquire from
Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan, each of which is operated by Heritage Oil and Gas Limited. Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia. Heritage Oil's shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC. Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd. Under the terms of the agreement, the American Energy Group, Ltd.'s 2-1/2% working interests are "carried" by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term "carried" means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, American Energy Group, Ltd. shall bear its proportionate share of drilling and exploration costs. The agreement provides an option to American Energy Group, Ltd. to convert its working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs. Heritage Oil and Gas Limited has published on its website non-specific plans to commence a well on the Zamzama North acreage in the near future based upon existing 2D seismic data. If such development activities occur and are successful, then our Zamzama North interest would also be a source of revenue in the future.

Recent Pakistan Political Developments

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

     Incidents of violence and political protest continue to occur within the country according to international news sources. These political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex's operations and our expectations of deriving revenues from our interests through the sale of gas into Pakistan's pipeline infrastructure.

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

Off-Balance Sheet Arrangements

     We had no off-balance sheet arrangements during the fiscal year ended June 30, 2010.

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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer/Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer have concluded that, as of June 30, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive
Officer/Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2010 due to a significant deficiency. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board's Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management's assessment identified a significant deficiency in internal control over financial reporting based upon the extremely small size of the Company and its resultant inability to appropriately segregate financial duties. Management intends to increase staff size and segregate financial duties and responsibilities once the revenue stream from its production royalty generates the monthly cash flow required for such staffing. The sale of gas began in September, 2010, and revenues are anticipated in the near term.

In light of the significant deficiency described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM  9B  -  OTHER  INFORMATION

     None.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     The directors and executive officers of the Company at June 30, 2009, included the following persons, each of whom serves on the audit committee of the Company:

          Name              Age               Position
   -----------------------------------------------------------------------------

   R. Pierce Onthank        50  Director, President, CEO, CFO & Secretary-Treas.
   Iftikhar Ahmed Zahid     51  Director
   Karl Welser              56  Director

     R. Pierce Onthank, age 50, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O'Neill, an investment banking company, in 1998.

     Dr. Iftikhar Zahid, age 51, has served as our Director since 2001. Dr. Zahid was educated at Murray College in Sailkot, Pakistan where he received a Degree in Science in 1976. Dr. Zahid received his degree in medicine from the Dow Medical College at Karachi University in 1979. In 1981, he joined the police services of Pakistan. In 1988, he resigned from governmental services as a Superintendent of Police. Between 1988 and 1996, Dr. Zahid served as an advisor and consultant to several multi-national organizations doing business in Pakistan. In 1996, Dr. Zahid became Resident Director/Country Manager of the Pakistan Office of Hycarbex, our then-existing subsidiary. In June 2001, he was promoted to Vice-President and Resident Director of Hycarbex and joined us as a director. Since our sale of Hycarbex in November 2003, Dr. Zahid has been managing our 18% royalty interest in the Yasin Block Concession. In April 2004, Dr. Zahid was appointed President of Hycarbex and in November 2005, Dr.
Zahid  was  appointed  as  a  director  of  Hycarbex.

     Karl Welser, age 56, has been our Director since May, 2005. Mr. Welser has been actively involved in private real estate and finance ventures for family interests since 1999. After graduating from the Dr. Raeber/ZH &KV/ZH business school in Zurich in 1972, Mr. Welser joined Bank J. Vontobel which specialized in private financial management. From 1977-1980, Mr. Welser attended the Zurich Management School where he obtained his Economist KSZH degree. From 1980 through 1998, while employed at Z rcher Kantonalbank, Bankinstitut and UBS in Zurich, Switzerland, respectively, Mr. Welser's primary activities included analysis of the securities markets. From 1999 forward, Mr. Welser has managed family financial interests outside of the public sector.

Board of Directors

     We held no physical meetings and four telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2010, and the Board of Directors took action at Board meetings or by unanimous written consent sixteen (16) times during that period. Mr. Onthank and Dr. Zahid are our only Directors who are also our officers and/or operations executives.

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

Summary Compensation Table

     The following table reflects all forms of compensation for the fiscal years ended June 30, 2007, 2008, 2009 and 2010 for services provided by our executive officers and directors.

--------------------------------------------------------------------------------------------------------
                                  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION          LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------
                                                                    Awards          Payouts
                                                               -----------------------------
                                                    Other                 Options/
                                                    Annual    Restricted    SARs     LTIP     All Other
                                                    Comp-       Stock     Warrants  payouts     Comp-
  Name          Title      Year   Salary     Bonus  ensation   Awarded      (#)      ($)      ensation
--------------------------------------------------------------------------------------------------------
R.Pierce       President,  2010   $240,000    -0-    $74,214     -0-        -0-      -0-        -0-
Onthank(1)     CEO and     2009   $192,000    -0-      -0-       -0-        -0-      -0-        -0-
               Sec. Treas. 2008   $241,311    -0-      -0-       -0-        -0-      -0-        -0-
                           2007   $204,000  $75,000    -0-       -0-        -0-      -0-        -0-

--------------------------------------------------------------------------------------------------------
Dr. Iftikhar A.   (2)      2010   $180,000    -0-      -0-       -0-        -0-      -0-        -0-
Zahid(1)                   2009   $180,000    -0-      -0-       -0-        -0-      -0-        -0-
                           2008   $180,000    -0-      -0-       -0-        -0-      -0-        -0-
                           2007   $180,000  $75,000    -0-       -0-        -0-      -0-        -0-

--------------------------------------------------------------------------------------------------------

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

                   Aggregated Option/SAR/Warrant Exercises In
                 Last Fiscal Year and FY-End Option/SAR Values

----------------------------------------------------------------------------------------------------
                                                            Number of              Value of
                                                            Unexercised        Unexercised In-The-
                                                            Underlying               Money
                                                            Options/SARs/         Options/SARs/
                                                            Warrants at FY end  Warrants at FY end
                                                               (#);                   ($);
               Shares Acquired                              Exercisable/          Exercisable/
Name           on Exercise (#)     Value Realized ($)       Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------------
Pierce Onthank     -0-                    -0-               1,000,000/0             $510,000/0
----------------------------------------------------------------------------------------------------
Iftikhar Zahid     -0-                    -0-               1,000,000/0             $510,000/0
----------------------------------------------------------------------------------------------------

There were no stock options, SAR's or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2010.

                           Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

     There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 5, 2010, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 5, 2010, we had 33,189,190 shares of common stock issued and outstanding.

-----------------------------------------------------------------------------------------------------
Name and address of beneficial      Title of Class      Number of Shares of      Percentage of Common
          owner                         of Stock          Common Stock               Stock (1)
-----------------------------------------------------------------------------------------------------
R. Pierce Onthank
1 Gorham Island Suite 303           Common stock          2,277,778 (2)               6.6% (2)
Westport, Connecticut 06680

-----------------------------------------------------------------------------------------------------
Dr. Iftikhar A. Zahid
1 Gorham Island Suite 303           Common stock          2,780,000 (2)               8.1%(2)
Westport, Connecticut 06680

-----------------------------------------------------------------------------------------------------
Karl Welser
1 Gorham Island Suite 303           Common stock            318,000                   1.0%
Westport, Connecticut 06680

-----------------------------------------------------------------------------------------------------
Hycarbex Asia Pte Ltd.
5 Shenton Way, #14-04/06            Common Stock          2,100,000(3)                6.3%
SINGAPORE 068808

-----------------------------------------------------------------------------------------------------
All Officers and Directors
as a group (total of three)         Common stock          5,375,778 (4)              15.7%
-----------------------------------------------------------------------------------------------------

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2010. As of June 30, 2010 there were 33,171,807 shares of our common stock issued and outstanding.

(2) Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3) Includes 100,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(4) Includes 2,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     On May 12, 2006, we entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our director, Dr. Iftihhar Zahid, serves as President, under which Hycarbex agreed to locate for the Company, and negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provided for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. As of June 30, 2010, we had on deposit a total of $392,500 with Hycarbex which included a $100,000 reduction for Hycarbex finder's fees under the May 12, 2006 Agreement due to the acquisition of the Zamzama North and Sanjawi working interests. Under the terms of the October 29, 2009 acquisition, in addition to stock and warrants issued to purchase the interests, we agreed to pay a future cash consideration equal to the remaining funds on deposit with Hycarbex less an amount equal to $50,000 per month until such time as American Energy Group, Ltd. is paid an aggregate $200,000 in royalties from the Haseeb No. 1 Well. This Well was connected to the gas marketing pipe line during September, 2010.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Audit fees billed by the Company's Principal Accountant were $6,937.50 during the year ended June 30, 2010.

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

                                    PART IV

ITEM 15 - EXHIBITS

The following documents are filed as Exhibits to this report:

     Exhibit 31.1 - Certification by R. Pierce Onthank, President and Acting Chief Financial and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

     Exhibit 32.1 - Certification by R. Pierce Onthank, President and Acting Chief Financial and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act 2002, Section 1350(a) and

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE AMERICAN ENERGY GROUP, LTD.


                               By: /s/ R. Pierce Onthank
                                   -----------------------------------------

                               R. Pierce Onthank, President, Secretary, Director Chief Financial Officer and Principal Accounting Officer


DATED: October 13, 2010

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                               By: /s/ Iftikhar A. Zahid
                                   ---------------------
                               Iftikhar A. Zahid, Director
                               Date signed: October 13, 2010



                               By: /s/ Karl Welser
                                   ---------------
                               Karl Welser, Director
                               Date signed: October 13, 2010

                         THE AMERICAN ENERGY GROUP, LTD.

                              FINANCIAL STATEMENTS

                             June 30, 2010 and 2009

                                    CONTENTS


Report of Independent Registered Public Accounting Firm                F-2

Balance Sheets                                                         F-3

Statements of Operations                                               F-4

Statements of Stockholders' Equity                                     F-5

Statements of Cash Flows                                               F-8

Notes to the Financial Statements                                      F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors and Shareholders of The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.





Chisholm, Bierwolf, Nilson & Morrill, LLC
Layton, Utah
October 13, 2010

                        THE AMERICAN ENERGY GROUP, LTD.
                                 Balance Sheets
                          For the Years Ended June 30,


                         Assets
                         ------
                                                            2010        2009
                                                        ----------- -----------
Current Assets
--------------
     Cash (Note 1)                                      $    25,585 $    33,879
     Funds reserved for acquisitions (Note 6)               392,500   1,139,500
                                                        ----------- -----------
         Total Current Assets                               418,085   1,173,379
                                                        ----------- -----------
Property and Equipment
----------------------
     Office equipment                                        27,421      27,421
     Leasehold improvements                                  26,458      26,458
     Accumulated depreciation                               (25,983)    (19,341)
                                                        ----------- -----------
         Net Property and Equipment                          27,896      34,538
                                                        ----------- -----------
Other Assets
------------
     Investment in oil & gas working interest             1,583,914           -
     Security deposit                                        26,209      26,209
                                                        ----------- -----------
             Total Other Assets                           1,610,123      26,209
                                                        ----------- -----------
                   Total Assets                         $ 2,056,104 $ 1,234,126
                                                        =========== ===========

          Liabilities and Stockholders' Equity
          ------------------------------------

Current Liabilities
-------------------
     Accounts payable                                   $    62,757 $    69,519
     Security deposits                                       13,200      13,200
     Accrued liabilities                                    651,500     490,900
                                                        ----------- -----------
         Total Current Liabilities                          727,457     573,619
                                                        ----------- -----------
         Total Liabilities                                  727,457     573,619
                                                        ----------- -----------
Stockholders' Equity (Notes 7 & 8)
----------------------------------
     Common stock, par value $0.001 per share;
       authorized 80,000,000 shares; 33,171,807 and
       31,019,255 shares issued and outstanding,
       respectively                                          33,172      31,019
     Capital in excess of par value                      10,313,546   8,722,826
     Accumulated deficit                                 (9,018,071) (8,093,338)
                                                        ----------- -----------
         Total Stockholders' Equity                       1,328,647     660,507
                                                        ----------- -----------
         Total Liabilities and Stockholders' Equity     $ 2,056,104 $ 1,234,126
                                                        =========== ===========


The accompanying notes are an integral part of these financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Operations
                          For the Years Ended June 30,

                                                            2010        2009
                                                        ----------- -----------
Revenue                                                 $         - $         -
-------                                                 ----------- -----------

General and Administrative Expenses
-----------------------------------
     Legal and professional                                 134,062     201,887
     Depreciation and amortization expense                    6,642       6,971
     General and administrative                             777,437     677,873
                                                        ----------- -----------
         Total Expenses                                     918,141     886,731
                                                        ----------- -----------
         Net Operating Loss                                (918,141)   (886,731)
                                                        ----------- -----------
Other Income and (Expense)
--------------------------

     Interest expense                                        (6,592)     (6,465)
                                                        ----------- -----------
         Total Other Income and (Expense)                    (6,592)     (6,465)
                                                        ----------- -----------
         Net Loss before Federal Income Tax                (924,733)   (893,196)
         Federal Income Tax                                       -           -
                                                        ----------- -----------
         Net Loss                                       $  (924,733)$  (893,196)
                                                        =========== ===========
         Basic Loss per Common Share                    $     (0.03)$     (0.03)
                                                        =========== ===========
         Weighted Average Number of Shares Outstanding   32,428,153  30,863,760
                                                        =========== ===========


   The accompanying notes are an integral part of these financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Statements of Stockholders' Equity
               For the Period July 1, 2008 through June 30, 2009

                                              Common Stock
                                        ------------------------ Capital in Excess      Accumulated
                                           Shares      Amount       of Par Value          Deficit            Totals
                                        ------------ ----------- ------------------ -------------------- --------------

Balance June 30, 2008                     30,718,752  $   30,719  $       8,484,018  $       (7,200,142)  $   1,314,595
                                        ------------ ----------- ------------------ -------------------- --------------
July, 2008, new shares issued
for payables at $0.92 per share               14,614          15             12,985                    -         13,000

August, 2008, new shares issued
for payables at $0.80 per share                8,125           8              6,492                    -          6,500

October, 2008, new shares issued
for payables at $0.93 per share               20,077          20             18,640                    -         18,660

October, 2008, new shares issued
for payables incurred for services
rendered July 2007 through
May 2008 at a weighted
average price of $0.86 per share              55,674          56             47,692                    -         47,748

November, 2008, new shares issued
for payables at $0.69 per share                9,420           9              6,491                    -          6,500

January, 2009, new shares issued
for payables at $0.79 per share               16,479          17             12,983                    -         13,000

January, 2009, new shares issued
for services at $0.80 per share              104,000         104             83,096                    -         83,200

February, 2009, new shares issued
for payables at $0.79 per share                8,228           8              6,492                    -          6,500

March, 2009, new shares issued
for payables at $0.65 per share               10,000          10              6,490                    -          6,500

April, 2009, new shares issued
for payables at $0.69 per share                9,420           9              6,491                    -          6,500

May, 2009, new shares issued
for payables at $0.61 per share               10,656          11              6,489                    -          6,500

June, 2009, new shares issued
for payables at $0.69 per share                9,420           9              6,491                    -          6,500

June, 2009, new shares issued
for payables incurred for services
rendered June 2008 through
May 2009 at a weighted
average price of $0.74 per share              24,390          24             17,976                    -        18,000

Net (loss) for the year ended
June 30, 2009                                      -           -                  -           ( 893,196)     ( 893,196)
                                       ------------- ----------- ------------------ -------------------- --------------
Balance June 30, 2009                     31,019,255  $   31,019  $       8,722,826  $      ( 8,093,338)  $     660,507
                                       ============= =========== ================== ==================== ==============


   The accompanying notes are an integral part of these financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Statements of Stockholders' Equity
               For the Period July 1, 2009 through June 30, 2010

                                                          Common Stock               Capital in
                                                ---------------------------------      Excess        Accumulated
                                                     Shares           Amount        of Par Value       Deficit           Totals
                                                ---------------- ---------------- ---------------- ----------------  --------------

Balance June 30, 2009                                 31,019,255  $        31,019  $     8,722,826  $   (8,093,338)   $     660,507
                                                ---------------- ---------------- ---------------- ----------------  --------------

July, 2009, new shares issued
for payables at $0.81 per share                            8,025                8            6,492               -            6,500

August, 2009, new shares issued
for payables at $0.73 per share                            8,904                9            6,491               -            6,500

September 2009, new shares issued
for payables at $0.79 per share                            8,228                8            6,492               -            6,500

October, 2009, new shares issued
for payables at $0.69 per share                            9,420                9            6,491               -            6,500

October, 2009, new shares issued
to acquire oil & gas working
interest investment at $0.72 per share                 2,000,000            2,000        1,438,000               -        1,440,000

November, 2009, new shares issued
for payables at $0.64 per share                           10,156               10            6,490               -            6,500

December 2009, new shares issued
for payables at $0.66 per share                            9,848               10            6,490               -            6,500

December, 2009, 100,000 warrants
in connection with oil and gas
working interest acquisition                                   -                -           43,913               -           43,913

December, 2009, new shares issued
for services at $0.70 per share                           14,280               14            9,986               -           10,000

January, 2010, new shares issued
for payables at $0.54 per share                            8,025                8            6,492               -            6,500

January, 2010, new shares issued
for services at $0.74 per share                            4,000                4            2,956               -            2,960

February, 2010, new shares issued
for payables at $0.66 per share                            9,848               10            6,490               -            6,500

March 2010, new shares issued
for payables at $0.74 per share                            8,784                9            6,491               -            6,500

April 2010, new shares issued
for payables at $0.71 per share                            9,155                9            6,491               -            6,500


   The accompanying notes are an integral part of these financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Statements of Stockholders' Equity
               For the Period July 1, 2009 through June 30, 2010

                                                          Common Stock
                                               ----------------------------------  Capital in Excess     Accumulated
                                                    Shares            Amount          of Par Value         Deficit        Totals
                                               ----------------  ----------------  ------------------  --------------- -------------
May, 2010, new shares issued
for payables incurred for services
rendered June 2009 through May
2010 at a weighted average
price of $0.71 per share                                 25,431                26              17,974               -        18,000

June, 2010, new shares issued
for payables at $0.69 per share                          18,448                19              12,981               -        13,000

Net (loss) for the year ended
June 30, 2010                                                 -                 -                   -        (924,733)     (924,733)
                                               ----------------  ----------------  ------------------  --------------- -------------
Balance June 30, 2010                                33,171,807   $        33,172   $      10,313,546   $  (9,018,071)  $ 1,328,647
                                               ================  ================  ==================  =============== =============


   The accompanying notes are an integral part of these financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                            Statements of Cash Flows
                          For the Years Ended June 30,

                                                              2010        2009
                                                         ------------ ----------

Cash Flows From Operating Activities
------------------------------------
  Net loss                                               $  (924,733) $(893,196)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                              6,642      6,971
     Common stock issued for current debt, services          108,960    178,360
   Changes in operating assets and liabilities
     Increase (decrease) in accounts payable                  (6,763)    (1,085)
     Increase (decrease) in security deposits                      -      2,000
     Increase (decrease) in accrued expenses
      and other current liabilities                          160,600    199,400
                                                         ------------ ----------
   Net Cash Used In Operating Activities                    (655,294)  (507,550)
                                                         -----------  ----------

Cash Flows From Investing Activities
------------------------------------
  Funds reserved for acquisitions                            747,000    514,445
  Expenditures for working interest investment              (100,000)        (-)
                                                         ------------ ----------
   Net Cash Provided By Investing Activities                 647,000    514 445
                                                         ------------ ----------

Cash Flows From Financing Activities
------------------------------------

   Net Cash (Used In) Financing Activities                         -          -
                                                         ------------ ----------
   Net Increase (Decrease) in Cash                            (8,294)     6,895
   Cash and Cash Equivalents, Beginning of Year               33,879     26,984
                                                         ------------ ----------
   Cash and Cash Equivalents, End of Year                $    25,585  $  33,879
                                                         ============ ==========


Cash Paid For:
--------------
  Interest                                               $     6,465  $   6,465
  Taxes                                                  $         -  $       -

Non-Cash Financing Activities:
------------------------------
  Common stock issued in satisfaction of
   accounts payable                                      $    24,500  $  60,748
  Common stock issued for services rendered              $    84,460  $ 178,360
  Common stock issued for oil and gas working interest   $ 1,440,000  $       -
  Warrants issued for oil and gas working interest       $    43,913  $       -


   The accompanying notes are an integral part of these financial statements.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


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

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                            June 30, 2010 and 2009


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

     d.  Property and Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2010 and 2009, the Companies incurred total depreciation of $6,642 and $6,971, respectively.

     e.  Basic Loss Per Share of Common Stock

                                     For the Year       For the Year
                                    Ended June 30,     Ended June 30,
                                        2010              2009
                                    --------------     --------------

          Loss (numerator)          $    (924,733)     $    (893,196)

          Shares (denominator)         32,428,153         30,863,760
                                    --------------     --------------

          Per Share Amount          $       (0.03)     $       (0.03)
                                    --------------     --------------

     The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 3,707,326 and 3,607,326 shares of common stock for the years ended June 30, 2010 and 2009, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


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

     g.  Long Lived Assets

     All long lived assets are evaluated for impairment per FASB ASC 310-10-35 (formerly SFAS No. 144) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

     h.  Equity Securities

     Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

     i.  Income Taxes

     At June 30, 2010, the Company had net operating loss carryforwards of approximately $47,782,494 that may be offset against future taxable income from the year 2010 through 2029. No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                        Year Ended June 30,
                                                   -----------------------------
                                                       2010             2009
                                                   -------------   -------------

          Income tax benefit at statutory rate     $    351,399    $    339,415
          Change in Valuation allowance                (351,399)       (339,415)
                                                   =============   =============

          Income Tax Expense                       $          -    $          -
                                                   =============   =============

          Deferred tax assets are comprised of the following:

                                                        Year Ended June 30,
                                                   -----------------------------
                                                       2010             2009
                                                   -------------   -------------
          Federal tax benefit of net operating
          loss carryforward                        $ 18,157,348    $ 18,524,823
          Valuation allowance                       (18,157,348)    (18,524,823)
                                                   =============   =============

                                                   $          -    $          -
                                                   =============   =============

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

     j.  Fair Value of Financial Instruments

     On January 1, 2008, the Company adopted FASB ASC 820-10-50, "Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

        * Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

        * Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

        * Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

     The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009. No convertible promissory notes were outstanding as of December 31, 2008.

     k.  Concentration of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents. The Company maintains its cash and cash equivalents with major financial institutions selected based on management's assessment of the banks' financial stability. Balances occasionally exceed the $250,000 federal deposit insurance limit. The
     Company  has  not  experienced  any  losses  on  deposits.

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

     Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2010, the Company believes it has no such liabilities.

     m.  Recent Accounting Pronouncements

     In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by
     Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

     In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below) In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

     In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, FASB issued ASC 105-10 (Prior authoritative literature: SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of FASB ASC 105-10 did not have a material effect on the Company's financial statements.

     In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)") which amends the consolidation guidance applicable to a variable interest entity ("VIE"). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. Adoption of FASB ASC 810-10-65 did not have a material impact on the Company's financial statements.

     In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140"), which eliminates the concept of a qualifying special-purpose entity ("QSPE"), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company's financial statements.

     In  May  2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:
     SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

     In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions") which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

Note 2 - Oil and Gas Properties
-------------------------------

     The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2010, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


Note 2 - Oil and Gas Properties (continued)
-------------------------------

     The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2010, the Company had not received any royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

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

     As of June 30, 2010, minimum future lease payments under this lease are as follows:

               Year ended June 30, 2011            $  144,155
                                                   ==========

     The Company incurred $174,826 and $157,662 of rent expense under this lease for the years ended June 30, 2010 and 2009, respectively.

     Subsequent to entering the lease described above, the Company has entered into various subleases to sublet a portion of the office space obtained in the lease. The lease terms of the sub leases are month to month.

     The Company received $95,650 and $141,850 from these sub-leases for the years ended June 30, 2010 and 2009.

Note 4 - Common Stock
---------------------

     During July 2008, the Company issued 14,614 shares of common stock for payables valued at $13,000.

     During August 2008, the Company issued 8,125 shares of common stock for payables valued at $6,500.

     During October 2008, the Company issued 75,751 shares of common stock for service and payables valued at $66,408.

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

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


Note 4 - Common Stock (continued):
----------------------------------

     During May 2009, the Company issued 10,656 shares of common stock for services and payables valued at $6,500.

     During June 2009, the Company issued 33,810 shares of common stock for services and payables valued at $24,500.

     During July 2009, the Company issued 8,025 shares of common stock for services and payables valued at $6,500.

     During August 2009, the Company issued 8,904 shares of common stock for services and payables valued at $6,500.

     During September 2009, the Company issued 8,228 shares of common stock for services and payables valued at $6,500.

     During October 2009, the Company issued 9,420 shares of common stock for services and payables valued at $6,500.

     During October 2009, the Company issued 2,000,000 shares of common stock for an oil and gas working interest valued at $1,440,000.

     During November 2009, the Company issued 10,156 shares of common stock for services and payables valued at $6,500.

     During December 2009, the Company issued 24,128 shares of common stock for services and payables valued at $16,500.

     During January 2010, the Company issued 12,025 shares of common stock for services and payables valued at $9,460.

     During February 2010, the Company issued 9,848 shares of common stock for services and payables valued at $6,500.

     During March 2010, the Company issued 8,784 shares of common stock for services and payables valued at $6,500.

     During April 2010, the Company issued 9,155 shares of common stock for services and payables valued at $6,500.

     During May 2010, the Company issued 25,431 shares of common stock for services and payables valued at $18,000.

     During June 2010, the Company issued 18,448 shares of common stock for services and payables valued at $13,000.

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


Note 5 - Common Stock Warrants
------------------------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718-10-25 (formerly FASB Statement No. 123(R), "Share Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10-25, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10-25. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2010 and 2009. During the year ended June 30, 2010, the Company issued 100,000 warrants in connection with the acquisition of the oil and gas working interest acquisition more fully explained in Note 7 below and also extended the expiration date of the 2,000,0000 warrants to its officers for an additional five years.

     A summary of the status of the Company's stock warrants as of June 30, 2010 and 2009 is presented below:

                                                                                             Weighted Ave.
                                                           Stock            Exercise            Exercise
                                                          Warrants            Price               Price
                                                      -----------------  ----------------  --------------------
     Outstanding and Exercisable, June 30, 2008              3,942,326   $     0.75-1.70   $              1.34
            Granted                                                  -                 -                     -
            Expired/Canceled                                   335,000                 -                     -
            Exercised                                                -                 -                     -
                                                      -----------------  ----------------  --------------------
     Outstanding and Exercisable, June 30, 2009              3,607,326   $     0.75-1.70   $              1.34
                                                      -----------------  ----------------  --------------------
     Outstanding and Exercisable, June 30, 2009              3,607,326   $     0.75-1.70   $              1.34
                                                      -----------------  ----------------  --------------------
            Granted                                            100,000                 -                     -
            Expired/Canceled                                         -                 -                     -
            Exercised                                                -                 -                     -
                                                      -----------------  ----------------  --------------------
     Outstanding and Exercisable, June 30, 2010              3,707,326   $     0.75-1.70   $              1.31
                                                      -----------------  ----------------  --------------------

     A  summary  of  outstanding  stock  warrants  at  June  30,  2010  follows:

            Number of                                      Remaining                                      Weighted
          Common Stock                                    Contracted              Exercise                Ave Exer.
          Equivalents             Expir. Date            Life (Years)              Price                    Price
     ----------------------- ----------------------- --------------------- ---------------------- -------------------------
                   1,607,326                May 2011         1.917                 $1.70                    $1.70
                     100,000           October, 2012         2.333                 $1.75                    $1.75
                   1,000,000           December 2015         5.500                 $0.75                    $0.75
                     500,000           December 2015         5.500                 $1.00                    $1.00
                     500,000           December 2015         5.500                 $1.50                    $1.50

                        THE AMERICAN ENERGY GROUP, LTD.
                       Notes to the Financial Statements
                             June 30, 2010 and 2009


Note 6 - Related Party Transactions
-----------------------------------

     On May 12, 2006, the Company entered into a non-exclusive Agency Agreement with Hycarbex - American Energy, Inc., an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder's fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated. Prior to October 29, 2009, the Company, in its discretion, could deposit funds with Hycarbex which were to be used solely for such acquisition purposes and subject to the Company's approval of the transaction. As of June 30 2009, the Company had on deposit a total of $1,139,500 with Hycarbex for these potential acquisitions. During the year the Company utilized these funds and as of June 30, 2010 the Company had on deposit $392,500. During the year ended June 30, 2010, the Company entered into a Carried Working Interest Purchase and Sale Agreement with Hycarbex restricting the use of these funds more fully discussed in Note 7 below.


Note 7 - Investment in Oil and Gas Working Interest - Related Party
-------------------------------------------------------------------

     On October 29, 2009, the Company executed an agreement to acquire from Hycarbex - American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2)
     100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions, currently $392,500, will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests.

     The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time.


Note 8 - Subsequent Events
--------------------------

     The Company has evaluated subsequent events for the period of June 30, 2010 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed financial statements.