Form 10-Q
period 2010-09-30
AMERICAN ENERGY GROUP LTD
filed 2010-11-15
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 15, 2010, the number of Common shares outstanding was 33,198,476

Transitional Small Business Issuer Format (Check one) Yes___  No [X]

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	September 30,
	2010	June 30,
	(Unaudited)	2010
Current Assets
Cash	$4,181	$25,585
Funds reserved for acquisitions – related party	286,500	392,500

Total Current Assets	290,681	418,085

Property and Equipment
Office equipment	27,421	27,421
Leasehold improvements	26,458	26,458
Accumulated depreciation	(27,562)	(25,983)

Net Property and Equipment	26,317	27,896

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$1,927,121	$2,056,104

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$63,920	$62,757
Security deposits	13,200	13,200
Accrued liabilities	716,167	651,500

Total Current Liabilities	793,287	727,457

Total Liabilities	793,287	727,457

Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 33,198,476 and
33,171,807 shares issued and outstanding, respectively	33,198	33,172
Capital in excess of par value	10,333,020	10,313,546
Accumulated deficit	(9,232,384)	(9,018,071)

Total Stockholders’ Equity	1,133,834	1,328,647

Total Liabilities and Stockholders’ Equity	$1,927,121	$2,056,104

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Revenue	$-		$-

General and Administrative Expenses
Administrative salaries	115,791		137,000
Legal and professional	31,793		29,203
General and administrative	28,648		25,978
Office overhead expenses	32,723		3,628
Depreciation	1,579		1,742

Total Expenses	210,534		197,551

Net Operating (Loss)	(210,534)		(197,551)

Other Income and (Expense)
Interest expense	(3,779)		(1,639)

Total Other Income and (Expense)	(3,779)		(1,639)

Net (Loss) Before Tax	(214,313)		(199,190)

Income Tax	-		-

Net (Loss)	$(214,313)	$	(199,190)

Basic Loss per Common Share	$(0.01)		$(0.01)

Weighted Average Number of Shares Outstanding	33,182,325		31,035,037

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash Flows From Operating Activities
Net loss	$(214,313)	$(199,190)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,579	1,742
Common stock issued for debt and services	19,500	19,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,163	(7,094)
Increase (decrease) in accrued expenses
and other current liabilities	64,667	30,645

Net Cash (Used In) Operating Activities	(127,404)	(154,397)

Cash Flows From Investing Activities
Funds reserved for acquisitions	106,000	122,000

Net Cash Provided By Investing Activities	106,000	122,000

Cash Flows From Financing Activities

Net Cash Provided By (Used In) Financing Activities	0	0

Net (Decrease) in Cash	(21,404)	(32,397)

Cash and Cash Equivalents, Beginning of Period	25,585	33,879

Cash and Cash Equivalents, End of Period	$4,181	$1,482

Cash Paid For:
Interest	$3,779	$1,639
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for payment of debt	$19,500	$19,500

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2010

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2010 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

Note 2 – Basic Loss Per Share of Common Stock

	For the three	For the three
	months ended,	months ended,
	Sept 30, 2010	Sept 30, 2009

Loss (numerator)	$(214,313)	$(199,190)

Shares (denominator)	33,182,325	31,035,037

Per Share Amount	$(0.01)	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Stock warrants convertible into 3,707,326 shares of common stock are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Note 3 - Common Stock

During July, 2010, the Company issued 9,155 shares of common stock for payables valued at $6,500.

During September, 2010, the Company issued 17,514 shares of common stock for payables valued at $13,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2010

Note 4 – Investment in Oil and Gas Working Interest – Related Party

During the quarter ended December 31, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions, currently $286,500, will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests.

The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time.

Note 5 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events through the date of this report and has determined that there were no material events that warrant any additional disclosure.

ITEM 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In November, 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation.  We retained in the sale an 18% overriding royalty interest in the Yasin Block.  Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005.  All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well. A state-of-the-art surface facility for the well was constructed for Hycarbex after well completion.  During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test at the initial rate of 5 million cubic feet of gas per day (MMCFD).  This rate is expected to be gradually increased to 15 MMCFD during the Extended Well Test.

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

The Yasin Exploratory Well No. 1 was commenced in November, 2008.  On September 28, 2009, Hycarbex announced the results of the drilling and its drilling analysis to date.  After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole.  The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved.  Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling.  After evaluation, angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because  the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure.  Hycarbex announced plans to perform additional seismic to refine the preliminary data obtained from the drilling process.  Since the drilling reaffirmed Hycarbex’s belief that the structure is very promising, a nearby replacement well is expected to be drilled in the future by Hycarbex after completion of the additional seismic.

On October 29, 2009, we executed an agreement to acquire from Hycarbex  a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan is consistent with this strategy, as under the terms of the agreement, our 2-1/2% working interests will be deemed “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block.  The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex.  Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried.  After the initial carried wells have been drilled, we are required to bear our proportionate share of drilling and exploration costs in subsequent wells, but the agreement provides an option to us to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions related to the well in which the conversion has been made other than applicable production taxes assessed against the royalty.

Results of Operations

Our operations for the three months ended September 30, 2010 reflected a net operating losses of $210,534 as compared to $197,551 for the three months ended September 30, 2009, related to salaries, office rental and overhead charges and legal and professional fees.  Prior to the September, 2010, connection of the Haseeb No. 1 Well to the gas marketing pipe line, we had no recurring income stream and relied upon the proceeds of securities sales and loans.   The anticipated future royalty proceeds from the recently connected Haseeb No. 1 Well, are expected to be sufficient to meet all salaries, legal and accounting expenses and administrative overhead for future quarters.

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipeline, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  During the fourth quarter of the 2006 year, we sold $3.95M of our Common stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan, but we made periodic withdrawals from this escrow to fund ongoing administrative expenses due to unanticipated delays in the commencement of Haseeb No. 1 gas sales.  The connection to the marketing pipeline and resulting gas sales under the Extended Well Test which commenced in September 2010 are expected to provide future cash flow sufficient to meet the Company’s ongoing expenses as well as to make investment in other oil and gas opportunities.  Additionally, under the terms of the October 29, 2009, agreement with Hycarbex to acquire interests in the Zamzama North 2667-8 and Sanjawi 3068-2 petroleum concessions, we are entitled to continue to withdraw $50,000 per month from the 2006 escrow to fund operations until we have received an aggregate $200,000 in Haseeb No. 1 royalty proceeds.

Business Strategy and Prospects

In September, 2010, Hycarbex completed its pipeline connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. Despite recent monsoon rains and resulting flooding which ravaged several regions of Pakistan during July and August 2010, the Haseeb surface facility and pipeline avoided all damage.  Initial production into the line commenced at five (5) million cubic feet of gas per day (MMCFD) and will be gradually increased under the Extended Well Test to approximately fifteen (15) MMCFD.   According to Hycarbex’s management, based upon evaluation of the data to be collected from the Extended Well Test over the next several months, the working interest owners will evaluate the prospects for additional drilling in the Haseeb discovery area with the objective of increasing the production rate well in excess of the 15 MMCFD.

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

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan, each of which is operated by Heritage Oil and Gas Limited.  Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia.  Heritage Oil’s shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC.  Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd.  Under the terms of the agreement, the American Energy Group, Ltd.’s 2-1/2% working interests are “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block.  The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex.  Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried.  After the initial carried wells have been drilled, American Energy Group, Ltd. shall bear its proportionate share of drilling and exploration costs.  The agreement provides an option to American Energy Group, Ltd. to convert its working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs. Heritage Oil and Gas Limited has published on its website non-specific plans to commence a well on the Zamzama North acreage in the near future based upon existing 2D seismic data.  If such development activities occur and are successful, then our Zamzama North interest would also be a source of revenue in the future.

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

Incidents of violence and political protest continue to occur within the country according to international news sources.  These political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan.  We cannot predict the effect of future political events or political changes upon Hycarbex’s operations and our expectations of deriving revenues from our interests through the sale of gas into Pakistan’s pipeline infrastructure.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2010.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

           In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of September 30, 2010. The assessment was conducted in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, the Company’s management concluded that there was no material weakness in the Company’s internal control over financial reporting, and concluded that the Company’s disclosure controls and procedures and the Company’s financial control over financial reporting are effective as of September 30, 2010.  The Company is extremely small and once the Company begins receiving increased revenues from gas royalties (expected to begin during the fourth calendar quarter of 2010), management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors.

There have been no  changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect  the internal control over financial reporting.  This report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

There were no legal proceedings affecting the Company during the quarter ended September 30, 2010.

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

ITEM 4-(REMOVED AND RESERVED)

ITEM 5-OTHER INFORMATION

None.

ITEM 6-EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1 – Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1 – Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

DATED:  November 15, 2010