Form 10-Q
period 2010-12-31
AMERICAN ENERGY GROUP LTD
filed 2011-02-14
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

As of February 14, 2011, the number of Common shares outstanding was 33,213,826

Transitional Small Business Issuer Format (Check one) Yes___  No [X]

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	December 31,
	2010	June 30,
	(Unaudited)	2010
Current Assets
Cash	$-	$25,585
Funds reserved for acquisitions – related party	142,500	392,500

Total Current Assets	142,500	418,085

Property and Equipment
Office equipment	29,265	27,421
Leasehold improvements	26,458	26,458
Accumulated depreciation	(29,141)	(25,983)

Net Property and Equipment	26,582	27,896

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$1,779,205	$2,056,104

Liabilities and Stockholders’ Equity
Current Liabilities
Overdrawn cash	$1,218	$-
Accounts payable	78,406	62,757
Security deposits	13,200	13,200
Accrued liabilities	759,500	651,500

Total Current Liabilities	852,324	727,457

Total Liabilities	852,324	727,457

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 33,213,826 and 33,171,807 shares issued and outstanding, respectively	33,213	33,172
Capital in excess of par value	10,346,005	10,313,546
Accumulated deficit	(9,452,337)	(9,018,071)

Total Stockholders’ Equity	926,881	1,328,647

Total Liabilities and Stockholders’ Equity	$1,779,205	$2,056,104

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2010 and 2009
Unaudited

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Cost of Goods Sold	0	0	0	0

Gross Profit	0	0	0	0

Expenses
Administrative salaries	110,109	128,000	225,900	265,000
Legal and professional	29,851	42,917	61,644	72,120
General and administrative	41,198	47,776	69,846	73,754
Office overhead expenses	33,469	15,054	66,192	18,682
Depreciation	1,579	1,743	3,158	3,485

Total Expenses	216,206	235,490	426,740	433,041

Net Operating (Loss)	(216,206)	(235,490)	(426,740)	(433,041)

Other Income and (Expense)
Interest expense	(3,747)	(1,669)	(7,526)	(3,308)

Total Other Income (Expense)	(3,747)	(1,669)	(7,526)	(3,308)

Net (Loss) Before Tax	(219,953)	(237,159)	(434,266)	(436,349)

Income Tax	0	0	0	0

Net (Loss)	$(219,953)	$(237,159)	$(434,266)	$(436,349)

Basic Loss Per Common Share	$ ( .01)	$ ( .01)	$ ( .01)	$ ( .01)

Weighted Average Number
Of Shares Outstanding	33,211,490	32,452,977	33,377,334	31,744,007

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009

Cash Flows From Operating Activities
Net loss	$	(434,266)	$	(436,349)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation		3,158		3,485
Common stock issued for debt and services		32,500		49,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		15,649		(6,568)
Increase (decrease) in accrued expenses
and other current liabilities		108,000		79,600

Net Cash (Used In) Operating Activities		(274,959)		(310,832)

Cash Flows From Investing Activities
Funds (reserved for) / released from acquisitions		250,000		422,000
Expenditures for office equipment		(1,844)		-
Expenditures for oil and gas working interest		-		(100,000)

Net Cash Provided By Investing Activities		248,156		322,000

Cash Flows From Financing Activities
Increase in cash overdraft		1,218		-

Net Cash Provided By Financing Activities		1,218		-

Net Increase (Decrease) in Cash		(25,585)		11,168

Cash and Cash Equivalents, Beginning of Period		25,585		33,879

Cash and Cash Equivalents, End of Period		$(0)		$45,047

Cash Paid For:
Interest		$7,526		$3,308
Taxes		$0		$0

Non-Cash Financing Activities:
Common stock issued for payment of debt		$32,500		$19,500
Common stock issued for services rendered		$-		$29,500
Common stock issued for oil and gas working interest		$-		$1,440,000
Warrants issued for oil and gas working interest		$-		$24,431

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2010

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2010 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Loss (numerator)	$(219,953)	$(237,159)	$(434,236)	$(436,349)

Shares (denominator)	33,211,490	32,452,977	33,377,334	31,744,007

Per Share Amount	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

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

During October, 2010, the Company issued 15,350 shares of common stock for payables valued at $13,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2010

Note 4 – Investment in Oil and Gas Working Interest – Related Party

During the quarter ended December 31, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions, currently $142,500, will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests.

The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time.

Note 5 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events through the date of this report and has determined that there were no material events that would warrant any additional disclosure.

Note 6 – Going Concern Considerations

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had recurring operating losses since inception, limited cash, negative cash flows from operations, and no current revenue generating activities.  Currently the Company has not established nor maintained a recurring source of revenues to sufficiently cover or offset any current, anticipated or planned operating costs to allow it to continue as a going concern.  These factors combined raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), the owner and operator of the Yasin 2768-7 Block, in the fourth quarter of the fiscal year ended June 30, 2005.  All testing to date by Hycarbex indicates that the Haseeb No. 1 well will be a significant commercial gas well.

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

On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan.    Each concession block is operated by Heritage Oil and Gas Limited.  Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia.  In addition to Hycarbex, other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd.  Under the terms of the agreement, our 2-1/2% working interests will be deemed “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block.  The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex.  Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried.  After the initial carried wells have been drilled, we are required to bear our proportionate share of drilling and exploration costs in subsequent wells.  The agreement provides us with the option to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs, operating costs or deductions related to the well in which the conversion has been made other than applicable production taxes assessed against the royalty

Results of Operations

Our operations for the three months and six months ended December 31, 2010 reflected  net operating losses of $216,206  and $426,740 , respectively, as compared to $235,490 and $433,041 for the three months and six months ended December 31, 2009, related to salaries, office rental and overhead charges and legal and professional fees.  Through the fiscal period ending December 31, 2010, we had no recurring income stream and relied upon the proceeds of securities sales and loans. We anticipate future royalty proceeds to be derived from gas sales from the Haseeb No 1 Well.   Start up mechanical and technical problems encountered after the pipeline connection of the Haseeb No. 1 Well for the Extended Well Test appear to have been resolved, and royalty income is anticipated to commence during the second calendar quarter of 2011.

Liquidity and Capital Resources

We have historically funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the 2006 year, we sold $3.9M of our Common Stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan, but we made periodic withdrawals from this escrow to fund ongoing administrative expenses due to unanticipated delays in the commencement of the Haseeb No. 1 gas sales. The initial connection to the marketing pipeline under the Extended Well Test occurred in September 2010 .  Subsequent mechanical  and technical problems were encountered with the recently constructed gas processing facility which interrupted the gas deliveries under the Extended Well Test.  These problems are believed to have been resolved, according to Hycarbex management.  The resumption of gas sales under the Extended Well Test is expected to provide future cash flows sufficient to meet the Company’s ongoing expenses as well as to make investment in other oil and gas opportunities, but until such a royalty stream commences and continues on a consistent basis, we will rely upon available working capital under the terms of the October 29, 2009, agreement with Hycarbex relating to the Zamzama North 2667-8 and Sanjawi 3068-2 petroleum concessions.  That agreement entitles usto withdraw $50,000 per month from the 2006 escrow to fund operations until we have received an aggregate $200,000 in Haseeb No. 1 royalty proceeds,  The escrow has been reduced to $142,500 by previous withdrawals.  While royalty income is expected to commence during the second calendar quarter of 2011, there can be no assurance that the combination of escrow withdrawals and royalty revenues from anticipated gas sales will be sufficient to meet the Company’s short-term financial obligations.

Operational Developments

In September 2010, Hycarbex completed its initial pipeline connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales Agreement covering the sale of gas from the Haseeb Gas Field on  Yasin Block (2768-7) signed by the parties in December, 2009. Monsoon rains and resulting flooding which ravaged several regions in Pakistan during July and August 2010 did not appear to damage the Haseeb gas processing facility and pipeline . Initial production into the line commenced at five (5) million cubic feet of gas per day (MMCFD) but was interrupted due to mechanical and technical problems with the gas processing facility.  These mechanical and technical problems relating to the gas processing facility encountered after the initial pipeline connection interrupted commercial gas sales by Hycarbex under the Extended Well Test.  This has delayed the commencement of our royalty revenue stream from the well.  However, Hycarbex’s engineering personnel have not altered their opinions regarding well productivity pressure, gas quality and the size of the geologic structure and strongly believe that the Haseeb No. 1 Well and the geologic structure in which it is completed will produce significant commercial quantities of high quality gas.  Once resumed, the gas sales under the Extended Well Test are expected to be gradually increased to approximately fifteen (15) MMCFD. After evaluation of the data to be collected from the Extended Well Test, , the working interest owners will evaluate the prospects for additional drilling in the Haseeb discovery area with the objective of increasing the production rate in excess of the 15 MMCFD.

The Yasin Block, to date, has no Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosure About Oil and Natural Gas Producing Activities”. However, based upon test results of the Haseeb No. 1  and other data collected   by Hycarbex from its drilling and seismic activities, we strongly believe that the Yasin Block acreage contains oil and gas physical structures which are worthy of further exploration. Hycarbex plans to perform and evaluate 50 linear kilometers of 2D seismic during calendar 2011.  If the Yasin Block is further successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production. We expect to use the anticipated revenues for further investment in other generating assets or business activities.

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan, concessions, each of which is operated by Heritage Oil and Gas Limited. Heritage is an affiliate of Heritage Oil, PLC, an independent oil and gas company which focuses its oil and gas operations in Africa, the Middle East, and Russia. Heritage’s shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC. Heritage owns a 54% interest in the Zamzama North Block and a 48% interest in the Sanjawi Block.  Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Tracker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd.

According to information set forth on Heritage’s website [www.heritageoilplc.com], the Sanjawi Block is considered a very viable prospect due to the recent oil discovery to the West, a number of gas fields to the Southeast and the presence of oil seeps. The Sanjawi Block is dominated by a series of broad East-West trending surface features including the Dabbar and Warkan Shah anticlines. These are large structures, with the Dabbar anticline being some 300 square kilometers in area.  The Zamzama North Block is immediately to the North of the Zamzama Gas Field, a major Upper Cretaceous gas accumulation.  Heritage has acquired approximately 750 kilometers of fair to good quality, 2D seismic and has mapped a number of structural leads. According to Heritage, further seismic is being acquired and a new well on the Zamzama North Block is planned during 2011.

Under the terms of the agreement with Hycarbex, the American Energy Group, Ltd’s 2-1/2% working interests are “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes and production) shall be borne by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, American Energy Group, Ltd. shall bear its proportionate share of drilling and exploration costs. The agreement provides and option to American Energy group, Ltd. to convert its working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs.

Recent Pakistan Political Developments

On October 6, 2007 President Pervez Musharraf was reelected. On November 3, 2007 President Musharraf declared a state of emergency in Pakistan. The declaration was accompanied by a suspension of the constitution. The state of emergency was lifted and the constitution was reinstated on December 15, 2007. The Parliamentary elections originally slated for January, 2008, were postponed after the death of Benazir Bhutto on December 27, 2007 until February 18, 2008. The opposition parties assumed control through these elections and President Pervez Musharraf later resigned on August 19, 2008. He was succeeded on September 6, 2008 by President Asif Ali Zardari, the widower of Benazir Bhutto. President Zardari made numerous cabinet and ministry appointments in the latter part of 2008 and the early part of 2009, including the Ministry of Petroleum and Natural Resources.

Incidents of violence and political protest continue to occur within the country according to international news sources. These political events have not impacted our ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan. We cannot predict the effect of future political events or political changes upon Hycarbex’s operations and our expectations of deriving revenues through the sale of gas into Pakistan’s pipeline infrastructure.

Galveston County, Texas Leases

We believe that the deeper zones which we currently hold may have development potential.   We have not yet determined the best course for these assets and near term activity with respect to these assets is not planned.  These leases are held in force by third party production and, therefore, the leases do not require development of these rights by a certain date.

Going Concern Financial Condition

We have had recurring operating losses since inception, limited cash, negative cash flows from operations, and there is currently not a revenue stream from the imminent gas sale activities.  We have not yet established a recurring source of revenues to sufficiently cover or offset any anticipated overhead and operating costs so as to allow us to continue as a going concern beyond the exhaustion of the funds originally escrowed with Hycarbex.  We intend in the near term to market securities to provide operating capital for overhead and operations which are incurred after the exhaustion of the escrow funds, but before the time at which the royalty revenue stream reaches a consistent level sufficient to cover overhead and operations.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the six months ended December 31, 2010.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

           In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of March 31, 2010. The assessment was conducted in accordance with the Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, the Company’s management concluded that there was no material weakness in the Company’s internal control over financial reporting, and concluded that the Company’s disclosure controls and procedures and the Company’s financial control over financial reporting are effective as of December 31, 2010.  The Company is extremely small and once the Company begins receiving increased revenues from gas royalties (expected to begin during the first calendar quarter of 2011), management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors.

There have been no  changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect  the internal control over financial reporting.  This report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

There were no legal proceedings affecting the Company during the quarter ended December 31, 2010.

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

DATED:  February 14, 2011