Form 10-Q
period 2011-03-31
AMERICAN ENERGY GROUP LTD
filed 2011-05-16
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Common Stock, Par Value $.001 Per Share
___________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 16, 2011, the number of Common shares outstanding was 34,213,826
Transitional Small Business Issuer Format (Check one) Yes ☐  No ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	March 31, 2011 (Unaudited)	June 30, 2010
Current Assets
Cash	$467,952	$25,585
Funds reserved for acquisitions – related party	-	392,500

Total Current Assets
	467,952	418,085
Property and Equipment
Office equipment	29,265	27,421
Leasehold improvements	26,458	26,458
Accumulated depreciation	(30,904)	(25,983)

Net Property and Equipment	24,819	27,896

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$2,102,894	$2,056,104

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$74,966	$62,757
Security deposits	13,200	13,200
Accrued liabilities	831,000	651,500

Total Current Liabilities	919,166	727,457

Total Liabilities	919,166	727,457

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 34,213,826 and 33,171,807 shares issued and outstanding, respectively	34,213	33,172
Capital in excess of par value	10,845,005	10,313,546
Accumulated deficit	(9,695,490)	(9,018,071)

Total Stockholders’ Equity	1,183,728	1,328,647

Total Liabilities and Stockholders’ Equity	$2,102,894	$2,056,104

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2011 and 2010
Unaudited

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenue	$0	$0	$0	$0

Cost of Goods Sold	0	0	0	0

Gross Profit	0	0	0	0

Expenses
Administrative salaries	118,600	122,102	344,500	387,102
Legal and professional	31,713	30,068	93,357	102,188
General and administrative	48,174	51,567	118,020	125,321
Office overhead expenses	38,358	24,141	104,550	42,823
Depreciation	1,763	1,743	4,921	5,228

Total Expenses	238,608	229,621	665,348	662,662

Net Operating (Loss)	(238,608)	(229,621)	(665,348)	(662,662)

Other Income and (Expense)
Interest expense	(4,545)	(1,629)	(12,071)	(4,937)

Total Other Income (Expense)	(4,545)	(1,629)	(12,071)	(4,937)

Net (Loss) Before Tax	(243,153)	(231,250)	(677,419)	(667,599)

Income Tax	0	0	0	0

Net (Loss)	$(243,153)	$(231,250)	$(677,419)	$(667,599)

Basic Loss Per Common Share	$(.01)	$(.01)	$(.02)	$(.02)

Weighted Average Number Of Shares Outstanding	34,213,826	32,385,087	33,213,826	32,190,968

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash Flows From Operating Activities
Net loss	$(677,419)	$(667,599)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	4,921	5,228
Common stock issued for debt and services	32,500	71,460
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	12,209	(7,578)
Increase (decrease) in accrued expenses and other current liabilities	179,500	132,040

Net Cash (Used In) Operating Activities	(448,289)	(466,449)

Cash Flows From Investing Activities
Funds (reserved for) / released from acquisitions	392,500	537,000
Expenditures for office equipment	(1,844)	-
Expenditures for oil and gas working interest	-	(100,000)

Net Cash Provided By Investing Activities	390,656	437,000

Cash Flows From Financing Activities
Proceeds from the issuance of stock	500,000	-

Net Cash Provided By Financing Activities	500,000	-

Net Increase (Decrease) in Cash	442,367	(29,449)

Cash and Cash Equivalents, Beginning of Period	25,585	33,879

Cash and Cash Equivalents, End of Period	$467,952	$4,430

Cash Paid For:
Interest	$12,071	$4,776
Taxes	$0	$0

Non-Cash Financing Activities:
Common stock issued for payment of debt	$32,500	$19,500
Common stock issued for services rendered	$-	$51,960
Common stock issued for oil and gas working interest	$-	$1,440,000
Warrants issued for oil and gas working interest	$-	24,431

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
March 31, 2011

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2010 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended				Nine Months Ended
		March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010

Loss (numerator)		$(243,153)		$(231,250)		$(677,419)		$(667,599)

Shares (denominator)		34,213,826		32,385,087		33,213,826		32,190,968

Per Share Amount	$	(0.01)	$	(0.01)	$	(0.02)	$	(0.02)

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

During March, 2011, the Company issued 1,000,000 shares of common stock for $500,000 cash.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
March 31, 2011

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

Note 5 - Foreign Operations Risk

The Company intends to conduct activities in multiple foreign markets including countries with developing economies. Some of these countries may have experienced recently, or are experiencing currently, economic or political instability. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in these and certain other emerging markets in which the Company may conduct business. The Company may be materially adversely affected by possible political or economic instability in these countries. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in investment policies or shifts in the prevailing political climates in which the Company conducts business activities could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to production restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare benefit policies, land use, land claims of local residents, water use and mine and rig safety. The effect of these factors cannot be accurately predicted and, therefore, no adjustments have been made to the accompanying financial statements.

Note 6 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events through the date the financial statements were available to be issued and has determined that there were no material events that would warrant any additional disclosure.

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

Our operations for the three months and nine months ended March 31, 2011 reflected  net operating losses of $238,608  and $665,348 , respectively, as compared to $229,621 and $662,662 for the three months and nine months ended March 31, 2010, related to salaries, office rental and overhead charges and legal and professional fees.  Through the fiscal period ending March 31, 2010, we had no recurring income stream and relied upon the proceeds of securities sales, including $500,000 received for the issuance of stock during the quarter ended March 31, 2011. We anticipate future royalty proceeds to be derived from gas sales from the Haseeb No 1 Well based upon the anticipated near-term resolution of the mechanical and technical problems which were encountered with the gas processing facility after the pipeline connection of the Haseeb No. 1 Well for the Extended Well Test.  Royalty income is anticipated to commence during the third calendar quarter of 2011 based upon the expected resumption of gas sales under the Extended Well Test .

Liquidity and Capital Resources

We have historically funded our operations through private loans, all of which have been repaid, and through the private sale of securities. During the fourth quarter of the 2006 year, we sold $3.9M of our Common Stock. Of this amount, we deposited $2,100,000 with Hycarbex in trust for future acquisitions of additional royalty interests in Pakistan, but we made periodic withdrawals from this escrow to fund ongoing administrative expenses due to unanticipated delays in the commencement of the Haseeb No. 1 gas sales.  The periodic withdrawals from this escrow have exhausted the escrow as of March 31, 2011 eliminating it as a source of working capital going forward.

The initial connection to the marketing pipeline under the Extended Well Test occurred in September 2010.  Subsequent mechanical  and technical problems were encountered with the recently commissioned  gas processing facility which interrupted the continuous gas deliveries under the Extended Well Test.  These problems included intermittent failures of the diesel-powered generators which supply electricity to critical facility components and in the analysis functions of the gas chromatograph.   These problems are believed to have been satisfactorily diagnosed and have been rectified or will be rectified upon the installation of certain replacement components according to Hycarbex management.  The resumption of gas sales under the Extended Well Test is anticipated within weeks following this report and such sales are expected to provide future cash flows sufficient to meet the Company’s ongoing expenses as well as to make investment in other oil and gas opportunities.  The Pakistan Government has extended the time period for the Extended Well Test by nine (9) months following April 6, 2011.  Until such a royalty stream commences and continues on a consistent basis, we will rely upon available working capital from a recent sale of securities and potential future sales of securities..  While royalty income is expected to commence during the third calendar quarter of 2011, there can be no assurance that the combination of the proceeds from securities sales and near-term royalty revenues from anticipated gas sales will be sufficient to meet the Company’s short-term financial obligations.

Operational Developments

In September 2010, after months of delay caused by monsoon rains and flooding, Hycarbex completed its initial pipeline connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales Agreement covering the sale of gas from the Haseeb Gas Field on  Yasin Block (2768-7) signed by the parties in December, 2009.  Initial production into the line commenced at five (5) million cubic feet of gas per day (MMCFD) but was interrupted soon after the connection due to mechanical and technical problems with the gas processing facility.  These problems included intermittent failures of the diesel-powered generators which supply electricity to critical facility components and in the analysis functions of the gas chromatograph.   These problems are believed to have been satisfactorily diagnosed and have been rectified or will be rectified upon the installation of certain replacement components according to Hycarbex management. These mechanical and technical problems relating to the gas processing facility have delayed the commencement of our royalty revenue stream from the well.  However, Hycarbex’s engineering personnel believe that the mechanical problems have been rectified, or will be rectified upon the installation of certain replacement components, and have not altered their opinions regarding well productivity, pressure, gas quality and the size of the geologic structure.  Hycarbex’s personnel strongly believe that the Haseeb No. 1 Well and the geologic structure in which it is completed will produce significant commercial quantities of high quality gas.  The Pakistan Government has extended the time period for the Extended Well Test by nine (9) months following April 6, 2011 to accommodate the delays encountered by Hycarbex.  Once the Extended Well Test is resumed, the gas sales under the Extended Well Test are expected to be gradually increased to approximately fifteen (15) MMCFD. After evaluation of the data to be collected from the Extended Well Test, the working interest owners will evaluate the prospects for additional drilling in the Haseeb discovery area with the objective of increasing the production rate in excess of the 15 MMCFD.

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

Under the terms of the agreement with Hycarbex, the American Energy Group, Ltd’s 2-1/2% working interests are “carried” by Hycarbes for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes and production) shall be borne by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, American Energy Group, Ltd. shall bear its proportionate share of drilling and exploration costs. The agreement provides and option to American Energy group, Ltd. to convert its working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs.

According to information set forth on Heritage’s website [www.heritageoilplc.com], the Sanjawi Block is considered a very viable prospect due to the recent oil discovery to the West, a number of gas fields to the Southeast and the presence of oil seeps. The Sanjawi Block is dominated by a series of broad East-West trending surface features including the Dabbar and Warkan Shah anticlines. These are large structures, with the Dabbar anticline being some 300 square kilometers in area.  The Zamzama North Block is immediately to the North of the Zamzama Gas Field, a major Upper Cretaceous gas accumulation.  Heritage has acquired approximately 750 kilometers of fair to good quality, 2D seismic and has mapped a number of structural leads. According to Heritage, further seismic is being acquired and a new well on the Zamzama North Block is planned during the latter part of 2011 after the challenges created by the devasting July and August, 2010 floods are resolved.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the six months ended March 31, 2011.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

           In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of March 31, 2011. The assessment was conducted in accordance with the Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, the Company’s management concluded that there was no material weakness in the Company’s internal control over financial reporting, and concluded that the Company’s disclosure controls and procedures and the Company’s financial control over financial reporting are effective as of March 31, 2011.  The Company is extremely small and once the Company begins receiving revenues from gas royalties (expected to begin during the third calendar quarter of 2011), management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors.

There have been no  changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect  the internal control over financial reporting.  This report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

There were no legal proceedings affecting the Company during the quarter ended March 31, 2011.

ITEM 1A-RISK FACTORS

Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold one million (1,000,000) shares of restricted Common Stock to a private investor for $500,000 during the quarter.  The proceeds of the sale will be used for working capital to fund the Company’s operations.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

DATED:  May 16, 2011