Form 10-K
period 2011-06-30
AMERICAN ENERGY GROUP LTD
filed 2011-10-13
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED JUNE 30, 2011
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

(Issuer’s telephone number 203/222-7315)
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
Yes ☐ No X
The issuer had no revenues for the year ended June 30, 2011.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 13, 2011, was $11,769,735.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the  Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X__  No ___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 13, 2011, the number of Common shares outstanding was 34,385,333

DOCUMENTS INCORPORATED BY REFERENCE – None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEMS 1 AND 2 – BUSINESS AND PROPERTIES.

Overview

Until our 2002 bankruptcy filing, we were an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan.  We emerged from bankruptcy in January 2004 with two assets, a non-producing 18% gross production royalty in the Yasin 2768-7 Block in Pakistan, and a non-producing working interest in an oil and gas lease in Galveston County, Texas.   While the bankruptcy proceedings were pending, our producing oil and gas leases in Fort Bend County, Texas were foreclosed by a secured lender. Our non-producing Galveston County, Texas oil and gas lease rights were not affected by the foreclosure. In November 2003, we sold the capital stock of our then existing subsidiary, Hycarbex-American Energy, Inc., which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey (“Hydro Tur”). We retained an 18.0% overriding royalty interest in future production.  We emerged from bankruptcy in January 2004 with these two assets intact and with our sole business being the maintenance and management of these assets.

Acquisition of the Original Pakistan Concession and the 18% Royalty Interest in the Yasin Concession

In April 1995, our wholly owned subsidiary at the time, Hycarbex-American Energy, Inc., acquired an exploration license for the Jacobabad (2768-4) Block in the Sindh Province of the Middle Indus Basin of Pakistan, approximately 230 miles northeast of the port city of Karachi.  At that time, our assets and the assets of our subsidiaries included both North American and Pakistan development properties.  Original exploration efforts on the Jacobabad Block indicated the presence of commercially viable natural gas in the area, but a commercial well was not achieved.  On August 11, 2001, Hycarbex was awarded a new exploration license on the Yasin (2768-7) Block.  Hycarbex was, at the time, required to relinquish some of its Jacobabad Concession acreage.  Due to management’s belief that the acreage held great potential based upon geologic analysis and gas shows which appeared in the drilling of the Jacobabad wells, Hycarbex negotiated a simultaneous surrender of some of the Jacobabad acreage while retaining the desired acreage as part of the new Yasin Concession.  As indicated below, in the latter stages of our bankruptcy proceedings, we sold all of the stock of our Hycarbex subsidiary to Hydro Tur (Energy) Ltd. and received an 18% gross royalty in the future production from the Yasin Concession.

Acquisition of Zamzama North and Sanjawi Working Interests

On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan.    Each concession block is operated by Heritage Oil and Gas Limited.  Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia.  Heritage Oil’s shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC.     Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd.  Under the terms of the agreement, our 2-1/2% working interests are “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block.  The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex.  Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried.  After the initial carried wells have been drilled, we will be required to bear our proportionate share of drilling and exploration costs.  The agreement provides an option to American Energy Group, Ltd. to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs.

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

Bankruptcy Proceedings and Sale of Hycarbex Subsidiary

On June 28, 2002, involuntary bankruptcy proceedings were initiated against us in the Southern District of Texas, which were converted to Chapter 11 debtor-in-possession proceedings in December 2002.  In the first quarter of 2003, our primary secured lender obtained the approval of the Bankruptcy Court to foreclose all of the Texas-based oil and gas leases except the leases in Galveston County, Texas.  At the time, the status of the exploration license for the Yasin Concession was also under close governmental scrutiny due to the financial and continuous drilling requirements imposed under the terms of the license by the Pakistan Government.  In November 2003, after management concluded negotiations with several interested prospective purchasers, we reached an agreement with Hydro Tur (Energy) Ltd. (“Hydro Tur”) to sell to Hydro Tur all of our interest in the stock of our then-existing subsidiary, Hycarbex-American Energy, Inc. Hydro Tur was selected as the purchaser due to its strong financial background, its commitment to implement a multiple well development of the Yasin Concession and its willingness to assign to us an 18% gross royalty on oil and gas production from all acreage in the concession for as long as the concession exists.

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

Pakistan Activities and Additional Opportunities

Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles).  Most of this area remains virgin and unexplored. According to the Ministry of Petroleum and Natural Resources (“MPNR”), cumulative drilling within Pakistan has resulted in a very encouraging success ratio  Platts’ 2009 estimates indicate Pakistan’s proven gas reserves are at 885.3 cubic meters and proven oil reserves are at 339,000 bbls.  Annual demand for oil and gas equivalents is 400,000 barrels per day, of which only thirteen percent (13%) is being met by in-country production.  During fiscal year 2009-2010, 68 new wells were drilled in Pakistan.  During fiscal year 2010-2011,  42 new wells were drilled in Pakistan.     The Pakistani government’s current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities to acquire exploration rights in these undeveloped areas.

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

Early Drilling Efforts on Concession Acreage

In the 1950’s, Burmah Oil Company (predecessor to Pakistan Petroleum Ltd. (“PPL”) drilled two wells on concession acreage to just over 5,800 feet, each of which indicated gas and oil.  In the 1970’s, Amoco Oil drilled a 15,000 feet well which also demonstrated gas and oil.  The seismic database acquired in 1995 with the original Jacobabad Concession was extremely limited, consisting of only a few old Amoco vibroseis lines.  In 1997, Hycarbex shot 262 km of new 2-D date and acquired the P9222 2-D line running north-south, just outside the eastern boundary of the concession and this data was processed.  The remaining Amoco vibroseis data and all the remaining ODGC 2-D lines (approximately 600 km) were not processed when acquired.  Hycarbex originally drilled four exploratory wells on the Jacobabad concession.  The first well was drilled in 1998 to a depth sufficient to test the primary producing zone in the region.  This well found natural gas in several zones and a drill stem test confirmed the presence of high-quality gas before operations were suspended.  At the time, equipment available on the well site was inadequate to deal with downhole problems.  We believe that this well could be redrilled.  The second well, drilled in a different portion of the concession, encountered mechanical problems and did not reach sufficient depth to test any targeted formations.  The third well encountered large quantities of hydrogen sulfide and carbon dioxide, which appeared to be confined to a relatively small area around the wellbore. In July 2000, approximately 40km of new seismic was shot and processed, but the acreage comprising the concession was so vast that early drillsite selection still involved some degree of speculation.  In 2001, Hycarbex drilled its fourth well which likewise indicated natural gas in the Sui Main and upper Chiltan formations, but did not result in a commercial completion.

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

In the fall of 2005, Hycarbex completed the acidization of the Haseeb No. 1.  Post-treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day.  Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi. In September, 2010, Hycarbex completed its pipe line connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.  Initial production into the line quickly ceased due to mechanical difficulties encountered in the commissioning of the gas processing facility owned and operated by a third party.  In July, 2011, production into the line recommenced at a rate of approximately 3.5 million cubic feet of gas per day (MMCFD) and this rate is expected to be gradually increased under the Extended Well Test to approximately fifteen (15) MMCFD.

The Yasin Concession has access to pipeline infrastructure.  The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line.  The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession.  The Haseeb #1 Well well was connected to the gas pipe line in September, 2010, but quickly ceased production due to mechanical problems in the commissioning of the surface facility owned by a third party.   These issues were resolved and the well recommenced production into the gas pipe line in July, 2011 at an initial rate of 3.5 MMCFD under the Extended Well Test relating to the well.  Production is expected to be gradually increased to 15 MMCFD under the Extended Well Test in the future.

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

The Yasin Exploratory Well No. 1

The Yasin Exploratory Well No. 1 was commenced in November, 2008.  On September 28, 2009, Hycarbex announced the results of the drilling and its drilling analysis to date.  After drilling to the Sui Main Limestone, which was only one of the target zones for the well, mechanical difficulties were encountered in the hole.  The Sui Main Limestone showed strong intermittent gas during the drilling, but a steady flow was not achieved.  Hycarbex spent several months attempting to resolve the mechanical difficulties and considering alternative remedial operations while simultaneously evaluating the geologic data obtained from the drilling.  After evaluation, angular redrilling in the same wellbore and other remedial measures targeted at saving the wellbore were decided against because  the preliminary data collected by Hycarbex indicates that the drilling placement was not at the optimum position on the producing structure.  According to Hycarbex, the drilling reaffirmed Hycarbex’s belief that the structure is very promising.

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

In 2001, the Pakistan government launched a new Petroleum Exploration and Production Policy which offers efficient procedures complimented by a liberal policy framework for obtaining and developing concessions. On November 6, 2007, the Ministry of Petroleum & Natural Resources approved the new Petroleum and Exploration Policy of 2007 (the “2007 Exploration Policy”).   Under existing policies, the concessions are awarded by an open and fair bidding process which does not exempt the state-owned oil companies.  Operators conduct regular meetings with ministry officials but the regulatory involvement is relaxed and on a par with international standards. The licenses are granted directly by the President of Pakistan through his oil ministry officials.  Foreign investors are permitted unrestricted expatriation of funds, including profits.  The sales markets are unregulated and producers may sell to state marketing organizations or third parties. Current efforts are underway to get the market prices on a par with international prices.  Energy Information Administration (EIA) reports, and Pakistani sources confirm, that future commercial discoveries will have a ready market at favorable pricing.   Imports of goods, including vehicles and equipment is also simplistic, with no tariffs.  The  2007 Exploration Policy contained several incentives to induce foreign investment and accelerate in-country exploration activities, including new petroleum pricing policies which increased the gas pricing available for the Yasin Block (2768-7).  The 2007 Exploration Policy was revised in 2009 to further increase competitive pricing.   The increased gas prices will materially benefit The American Energy Group, Ltd. due to its 18% royalty in the Yasin Block (2768-7), which includes the Haseeb #1 Well. The New Exploration Policy is published in its entirety at the website for the Ministry of Petroleum & Natural Resources, the internet address for which is www.mpnr.gov.pk.

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

While the region has shown political instability and violence, including inside Pakistan’s borders, the Government of Pakistan has proven to be an ally on the war against global terrorism.

Office Facilities

In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut.  The office space contains approximately 3,574 square feet and was leased under a 5-year lease which expired in March 31, 2011, and became a month-to-month lease.  Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. For the year ending June 30, 2011, office rental expenditures totaled $148,846, while income from the sublessees totaled $35,500, resulting in a net expenditure for the fiscal period equal to $108,346.  We anticipate negotiating a renewal lease for this facility during the next fiscal year.

Employees

As of June 30, 2011, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office.

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

The Company’s limited history and prior bankruptcy proceedings make an evaluation of us and our future extremely difficult, and profits are not assured.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these new rules and regulations are expected to make it more difficult and more expensive to obtain director and officer liability insurance, and the Company may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that the Company maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, the Company must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and the independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The testing, or the subsequent testing by its independent registered public accounting firm, may reveal deficiencies in internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that the Company incur substantial accounting expense and expend significant management efforts. The Company currently does not have an internal audit group, and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if the Company is unable to comply with the requirements of Section 404 in a timely manner, or if the independent registered public accounting firm identifies deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses, the market price of the stock could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Management controls a significant percentage of our current outstanding common stock and their interests may conflict with those of our shareholders.

As of June 30, 2011, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 6.7% of the outstanding common stock, including all warrants exercisable within 60 days.  This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control.  This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The Company is dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including R. Pierce Onthank, our President and Chief Executive Officer.  Also, historically, we have relied upon Dr. Iftikhar A. Zahid as the key liaison officer in Pakistan, but Dr. Zahid is no longer a member of our board of directors.   The future loss of Mr. Onthank and/or the recent resignation of Dr. Zahid could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our officers or directors.

The further development of the Yasin Block may depend upon Hycarbex’s ability to secure a strategic development partner.

Hycarbex Asia Pte. Ltd., and its subsidiary firm, Hycarbex-American Energy, Inc., the operator of the Yasin 2768-7 Block petroleum concession,  have engaged Macquarie Capital (Europe) Ltd. to serve as their financial advisor to locate a strategic partner for the further development of the Haseeb Gas Field and the Yasin Block based upon severe cash liquidity constraints resulting from delays and interruptions to first production from the Haseeb Gas Field.  The historical and recent issues relating to the gas processing facility, which is owned and operated by a  third party, include construction and third party certification delays, monsoon rains during 2010, and problems during plant commissioning.

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

We are authorized to issue 80,000,000 shares of our common stock. The 34,385,333 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants.  As of June 30, 2011, we had outstanding warrants to purchase shares of our common stock, the exercise price of which range between $0.75 and $1.70 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

The marketability of the our production depends upon the proximity of our projects’ reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities.  The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties.  A shut-in or delay or discontinuance could materially adversely affect our financial condition.

The Company’s Directors and Officers have limited liability and have rights to indemnification.

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

The oil and gas business involves a variety of operating risks, including:

●           blowouts, cratering and explosions;
●           mechanical and equipment problems;
●           uncontrolled flows of oil and gas or well fluids;
●           fires;
●           marine hazards with respect to offshore operations;
●           formations with abnormal pressures;
●           pollution and other environmental risks; and
●           natural disasters.

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

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.  Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand, market uncertainty and a variety of additional factors that are beyond our control.  These factors include:

●	the threat of global terrorism;
●	regional political instability in areas where the exploratory wells are drilled;
●	the available supply of oil;
●	the level of consumer product demand;
●	weather conditions;
●	political conditions and policies in the greater oil producing regions, including the Middle East;
●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	the price of foreign imports;
●	actions of governmental authorities;
●	domestic and foreign governmental regulations;
●	the price, availability and acceptance of alternative fuels; and
●	overall economic conditions.

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

Pakistan is geographically positioned in a region which has experienced a great deal of political instability and violence.  The current regime is viewed as pro-western, but a change in government in Pakistan, such as an Islamic fundamentalist government, could have many wide-ranging adverse effects upon the validity of existing exploration licenses and concession agreements and upon our ability to enforce our contractual agreements.  Additionally, with or without such governmental changes, recurring incidents of violence could adversely affect oil and gas exploration and marketing operations which would, in turn, adversely affect our ability to receive royalty payments derived from those operations.  Examples of regional conflicts, incidents and political unrest inside Pakistan’s borders include the following:

●	the Kashmir region bordering India, Pakistan, Afghanistan and China, has been a continuing source of tension and armed conflict between India and Pakistan since 1947;

●	Baluchistan Province tribesmen have previously attacked the Sui gas fields in Balochistan in Southwest Pakistan generally as a protest for more jobs and higher royalty payments; and

●
Pakistan has experienced violence along its Afghanistan border as well as incidents of internal urban violence from fundamentalist militant Islamic groups who oppose governmental ties with the United States.

Continued incidents of political unrest and violence in the future could interrupt drilling operations and gas marketing of our projects.

The Company’s domestic assets are subject to domestic governmental regulations and hazards related to environmental issues.

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

The Oil Pollution Act of 1990 (“OPA 90”) and its implementing regulations impose a variety of requirements related to the prevention of oil spills, and liability for damages resulting from such spills in United States waters. OPA 90 imposes strict joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operation regulation. If a party fails to report a spill or to cooperate fully in a cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. For onshore facilities, the total liability limit is $350 million. OPA 90 also requires a responsible party at an offshore facility to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and analogous state laws impose strict, joint and several liability on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These parties include the owner or operator of the site where the release occurred, and those that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be subject to joint and several liability for remediation costs at the site, and may also be liable for natural resource damages. Additionally, it is not uncommon for neighboring landowners and other third parties to file tort claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. In addition, there are state statutes, rules and regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company’s properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field.

ITEM 1B – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2011 or the date of this report.

ITEM 3 – LEGAL PROCEEDINGS

There were no legal proceedings pending against the Company as of June 30, 2011 or the date of this report.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the year ended June 30, 2011.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter pink sheets (previously the over the counter bulletin board through February 22, 2011) under the symbol AEGG.PK.  The trading market began during the quarter ending December 31, 2004.  The following table sets forth the quarterly high and low bid prices for each quarter since the inception of trading.  Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
December 31, 2004	$0.55	$0.20
March 31, 2005	$1.50	$0.75
June 30, 2005	$3.03	$0.50
September 30, 2005	$1.82	$1.15
December 31, 2005	$1.90	$1.01
March 31, 2006	$1.98	$1.30
June 30, 2006	$2.00	$1.45
September 30, 2006	$1.45	$0.60
December 31, 2006	$1.40	$0.40
March 31, 2007	$1.60	$1.03
June 30, 2007	$1.49	$0.85
September 30, 2007	$1.21	$0.70
December 31, 2007	$1.04	$0.42
March 31, 2008	$0.95	$0.51
June 30, 2008	$1.06	$0.56
September 30, 2008	$0.88	$0.53
December 31, 2008	$1.17	$0.51
March 31, 2009	$1.00	$0.45
June 30, 2009	$0.85	$0.60
September 30, 2009	$0.86	$0.61
December 31, 2009	$0.76	$0.52
March 31, 2010	$0.94	$0.63
June 30, 2010	$0.90	$0.65
September 30, 2010	$0.85	$0.64
December 31, 2010	$1.04	$0.60
March 31, 2011	$0.71	$0.45
June 30, 2011	$0.57	$0.35

As of June 30, 2011, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.57.   As of June 30, 2011, we had approximately 40 registered holders of our common stock (excluding holders in “street name”).  As of both June 30, 2011, and October 13, 2011, there were 34,385,333 shares of common stock issued and outstanding.

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

The following table sets forth all equity compensation plans as of June 30, 2011.

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

Recent Sales of Unregistered Securities

During the fiscal year ending June 30, 2010, we issued 2,000,000 shares of Common Stock as a portion of the consideration for acquisition of the Sanjawi and Zamzama North working interests.  Also included in the consideration paid was 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75.  During the third quarter we sold 1,000,000 unregistered shares of Common Stock for a cash consideration of $500,000 which we used for general working capital.   During the fourth quarter we issued 75,000 restricted Common shares to Karl Welser, our retiring director.  During the fourth quarter we also issued 46,875 Common S-8 registered shares to third party professionals for services rendered and 5,000 shares to an employee administrative assistant as a bonus.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated.   The following data should be read in conjunction with Items 7 and 8 herein.

	2011	2010 restated	2009	2008	2007
Revenue
Oil and Gas Sales	-0-	-0-	-0-	-0-	-0-

General and Administrative Expenses

Legal and Professional	191,879	144,562	201,887	241,785	747,086
Depreciation and Amortization Expense	6,561	6,642	6,971	6,755	4,649
General and Administrative	772,504	780,545	677,873	681,265	859,162
Total Expenses	970,944	931,749	886,731	929,805	1,610,897
Net Operating Loss	970,944	931,749	886,731	929,805	1,610,897

Other Income and (Expense)

Interest Income			-0-	1,742	22,795
Interest Expense	(15,620)	(7,960)	(6,465)	(4,790)	(118)
Total Other Income and (Expense)	(20,840)	(11,043)	(6,465)	(3,048)	181,981
Net Loss Before Federal Income Tax	(991,784)	(942,792)	(893,196)	(932,853)	(1,428,916)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-

Net Loss	(991,784)	(942,792)	(893,196)	(932,853)	(1,428,916)

Basic Loss Per Common Share	(0.03)	(0.03)	(0.03)	(0.03)	(0.05)

Weighted Average Number of Shares Outstanding	33,539,434	32,441,034	30,863,760	30,605,335	30,158,934

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In November, 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation.  We retained in the sale an 18% overriding royalty interest in the Yasin Block.  Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005.  A state-of-the-art, third party owned, surface facility for the well was constructed for Hycarbex after well completion.  During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test but the production quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by the third party.  The production re-commenced into the pipe line in July, 2011, at the initial rate of 3.5 million cubic feet of gas per day (MMCFD).  Hycarbex has advised that this rate is expected to be gradually increased to 15 MMCFD during the Extended Well Test.  Such production can likewise experience temporary interruptions to permit testing, calibration and other activities common with an extended well test.

We received our initial royalty payment for Yasin production in September, 2011, in the amount of $9,745.05.  Although the well production is still producing under the Extended Well Test, periodic royalty production payments are expected to be received hereafter as the well continues to produce with regularity and increasing volume.  Since we are paid by Hycarbex out of its production revenues as they are received by Hycarbex from Sui Southern Gas Company, the regularity and predictability of our payments is dependent upon the regularity and frequency of Hycarbex’s invoicing to Sui Southern Gas Company under the terms of its Extended Well Test gas sales agreement covering the sales into the gas pipe line.

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

Results of Operations

Our operations for the twelve months ended June 30, 2011 reflected a net operating loss of $970,944 as compared to $931,749 for the twelve months ended June 30, 2010, related to salaries, office rental and overhead charges and legal and professional fees.  The total net loss for these same periods were $991,784 and $942,792, respectively.  Prior to the September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans.   The initial production royalty payment in the amount of $9,745.05 received in September, 2011, is anticipated to signal the continuing periodic royalty payments from the Haseeb No. 1 Well.  Based upon initial 3.5 MMCFD production rates under the Extended Well Test and the anticipated gradual increase to 15 MMCFD under the Extended Well Test over the succeeding months are expected to be sufficient to meet all salaries, legal and accounting expenses and administrative overhead for the current fiscal year and beyond.

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test in July, 2011 are expected to provide future cash flow sufficient to meet the Company’s ongoing expenses as well as to make investment in other oil and gas opportunities.

Business Strategy and Prospects

In September, 2010, Hycarbex completed its initial pipe line connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.   However, such sales quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by a third party.  In July, 2011, the Haseeb #1 Well again began producing into the Sui Southern Gas Company line.  In September, 2011, we received our initial production royalty payment from Hycarbex in the amount of $9,745.05 and periodic monthly payments are expected to continue and expected to increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 MMCD.   Our business strategy is to meet our administrative expenditure requirements from this production and to seek similar non-cost bearing royalty purchase opportunities in Pakistan and other petroleum producing regions.

The Yasin Block, to date, has no reported Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”.  However, based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, we strongly believe that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration.  If successfully developed, our reserved 18% overriding royalty interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production.  We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2011.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On May 6, 2011, our previous independent accountant, Chisholm, Bierwolf, Nilson & Morrill, LLC (hereafter “CBNM”), was dismissed due to the revocation of CBNM’s registration with the Public Company Accounting Oversight Board effective April 8, 2011.  Our board of directors approved the dismissal of CBNM.  The revocation of CBNM’s registration is not in any way related to the auditing services previously performed for the Company.  Further, the revocation of CBNM’s registration resulted from the actions and/or inactions of two of its former partners, but not in any way to Mr. Douglas Morrill who has left the CBNM firm and organized a new accounting firm, Morrill & Associates, LLC.  The reports of CBNM regarding the Company’s financial statements for the fiscal years ended June 30, 2009 and 2010 did not contain any adverse opinion or a disclaimer of opinion.  The reports were modified only as to the uncertainty of the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2009, 2010 and 2011, there were no disagreements with CBNM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CBNM would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 9A-CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to two significant deficiencies.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weakness in internal control over financial reporting:

☐
Incomplete recording of warrant expense associated with the Common stock issued as part of the Working Interest agreement (See Note 7 to the consolidated financial statements) prior to the audit conducted by our principal independent accounting firm.

In light of the significant deficiencies described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to mitigate the risk of significant deficiencies going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 9B - OTHER INFORMATION

In September, 2011, we received our initial royalty production payment in the amount of $9,745.05 from Hycarbex relating to the sale of gas into the Sui Southern Gas Company pipe line connection at the Haseeb #1 Well under the Extended Well Test for that facility.  Production revenues are expected on a periodic basis going forward.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2011, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	51	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	64	Director

R. Pierce Onthank, age 51, serves as President, CEO, Secretary-Treasurer.   Mr. Onthank has also  served as our Director since 2003.  Mr. Onthank received a BA in economics from Denison University in 1983.  He served as the investment broker for the Company from 1998 until 2001.  In addition to serving  American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients.  With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios.  Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987.  In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts.  Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993.  From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients.  Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 64, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser.  Mr. Gebhardt resides in Celebration, Florida.  Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University.   Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001.  Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters.  Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held no physical meetings and three telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2011, and the Board of Directors took action at Board meetings or by unanimous written consent thirteen (13) times during that period.   Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives.  Mr. Onthank and Mr. Gebhardt serve upon the audit committee.  There are not any other standing committees of the Board of Directors based on the size of our business.

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

Compensation of Directors

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with their services as members of the Board including attendance at Board of Director meetings, and may be granted options to purchase shares of our common stock at the discretion of our Board of Directors.  Directors are given common stock remuneration for their services as our Directors.

Compliance with Section 16(A) of the Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  The initial reporting on behalf of our new director, John S. Gebhardt, was not filed within the timing prescribed by Section 16(a), but based on information provided to management, we believe that our officers and directors have now complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

In September 2004, we adopted a Code of Ethics that is applicable to all directors, officer and employees.  A copy of the Code of Ethics may be obtained without charge by writing to: The American Energy Group, Ltd., 1 Gorham Island Suite 303, Westport, Connecticut  06880.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2008, 2009, 2010 and 2011 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Comp- ensation	Awards		Payouts	All Other Comp- ensation
						Restricted Stock Awarded	Options/ SARs Warrants (#)	LTIP payouts ($)
R.Pierce Onthank	President, CEO and Sec. Treas.	2011 2010 2009 2008	$240,000 $240,000 $192,000 $241,311	-0- -0- -0-	$29,673 $74,214 -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Dr. Iftikhar A. Zahid(1)	Director	2011 2010 2009 2008	$165,000 $180,000 $180,000 $180,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Notes to Summary Compensation Table:

(1)	Dr. Zahid previously managed our assets in Pakistan. He resigned in June, 2011, effective May 31, 2011.

Stock Option/SAR and Warrant Grants

There were no grants of stock options, SAR’s or Warrants to executive officers or directors during the fiscal year ended June 30, 2011.  There are currently no outstanding stock options or SAR’s.

Aggregated Option/SAR/Warrant Exercises In
Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs/ Warrants at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs/ Warrants at FY end ($); Exercisable/ Unexercisable
Pierce Onthank	-0-	-0-	1,000,000/0	$0/0
John S. Gebhardt	-0-	-0-	150,000/0	$0/0

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2011.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 13, 2011, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of October 13, 2011, we had 34,385,333 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock	Percentage of Common Stock (1)
R. Pierce Onthank 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	2,220,169 (1,2)	6.3% (1,2)
John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	150,000 (1,3)	0.4%(1,3)
All Officers and Directors as a group (total of two)	Common stock	2,370,169 (1)	6.7%(1)

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2011.  As of June 30, 2011 there were 34,385,333 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

(2)  Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3)  Includes 150,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 12, 2006, we entered into a non-exclusive Agency Agreement with Hycarbex – American Energy, Inc., an entity for which our director, Dr. Iftihhar Zahid, serves as President, under which Hycarbex agreed to locate for the Company, and negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provided for a finder’s fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated.  Under the terms of the October 29, 2009 acquisition, in addition to stock and warrants issued to purchase the interests, we agreed to pay a future cash consideration equal to the remaining funds on deposit with Hycarbex less an amount equal to $50,000 per month until such time as American Energy Group, Ltd. is paid an aggregate $200,000 in royalties from the Haseeb No. 1 Well.  This Well was initially connected to the gas marketing pipe line during September, 2010, then ceased production due to mechanical difficulties encountered in the commissioning of the surface processing facility owned by a third party, and then recommenced production into the pipe line in July, 2011.    Dr. Zahid resigned as a director in June, 2011, effective May 31, 2011. Other than the foregoing agency agreement, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $8,087.50 during the year ended June 30, 2011.

Audit Related Fees

There have been no audit related fees billed by the Company’s Principal Accountant as of the date of this report.

               The Company’s  audit committee is comprised solely of its Board of Directors.

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

DATED: October 13, 2011.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

By:	/s/ John S. Gebhardt
John S. Gebhardt, Director
Date signed: October 13, 2011

THE AMERICAN ENERGY GROUP, LTD.

FINANCIAL STATEMENTS

June 30, 2011 and 2010

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no revenues which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the financial statements, certain errors resulting in the understatement of previously reported accrued expenses as of June 30, 2010, were discovered by management of the Company during the current year. Accordingly, the June 30, 2010 financial statements have been restated to correct the errors.

Morrill & Associates
Bountiful, Utah
October 11, 2011

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets
For the Years Ended June 30,

Assets
		2010
	2011	(Restated)
Current Assets
Cash (Note 1)	$246,061	$25,585
Prepaid expenses	47,955	-
Funds reserved for acquisitions (Note 6)	-	392,500

Total Current Assets	294,016	418,085

Property and Equipment
Office equipment	29,265	27,421
Leasehold improvements	26,458	26,458
Accumulated depreciation	(32,544)	(25,983)

Net Property and Equipment	23,179	27,896

Other Assets
Investment in oil & gas working interest	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$1,927,318	$2,056,104

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$64,336	$62,757
Security deposits	13,200	13,200
Note payable	19,811	-
Accrued liabilities	889,840	668,332

Total Current Liabilities	987,187	744,289

Total Liabilities	987,187	744,289

Stockholders’ Equity (Notes 7 & 8)
Preferred Stock, 20,000,000 authorized (none issued)	-	-

Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 34,385,333 and
33,195,286 shares issued and outstanding, respectively	34,353	33,195
Capital in excess of par value	10,948,465	10,329,523
Accumulated deficit	(10,042,687)	(9,050,903)

Total Stockholders’ Equity	940,131	1,311,815

Total Liabilities and Stockholders’ Equity	$1,927,318	$2,056,104

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Years Ended June 30,

		2010
	2011	(Restated)

Revenue	$-	$-

General and Administrative Expenses
Legal and professional	191,879	144,562
Depreciation and amortization expense	6,561	6,642
General and administrative	772,504	780,545

Total Expenses	970,944	931,749

Net Operating Loss	(970,944)	(931,749)

Other Income and (Expense)
Interest expense	(15,620)	(7,960)
Taxes – other	(5,220)	(3,083)

Total Other Income and (Expense)	(20,840)	(11,043)

Net Loss before Federal Income Tax	(991,784)	(942,792)
Federal Income Tax	-	-

Net Loss	$(991,784)	$ (942,792)

Basic Loss per Common Share	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding	33,539,434	32,441,034

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2009 through June 30, 2010
(Restated)

	Common Stock		Capital in Excess	Accumulated	(Restated)
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2009	31,019,255	$31,019	$8,722,826	$(8,108,111)	$645,734

July, 2009, new shares issued
for payables at $0.81 per share	8,025	8	6,492	-	6,500

July, 2009, new shares issued
for services at $0.62 per share	9,772	9	5,991	-	6,000

August, 2009, new shares issued
for payables at $0.73 per share	8,904	9	6,491	-	6,500

September 2009, new shares issued
for payables at $0.79 per share	8,228	8	6,492	-	6,500

October, 2009, new shares issued
for payables at $0.69 per share	9,420	9	6,491	-	6,500

October, 2009, new shares issued
to acquire oil & gas working
interest investment at $0.72 per share	2,000,000	2,000	1,438,000	-	1,440,000

November, 2009, new shares issued
for payables at $0.64 per share	10,156	10	6,490	-	6,500

December 2009, new shares issued
for payables at $0.66 per share	9,848	10	6,490	-	6,500

December, 2009, 100,000 warrants
in connection with oil and gas
working interest acquisition	-	-	43,913	-	43,913

December, 2009, new shares issued
for services at $0.70 per share	14,280	14	9,986 -		10,000

January, 2010, new shares issued
for payables at $0.81 per share	8,025	8	6,492	-	6,500

January, 2010, new shares issued
for services at $0.74 per share	4,000	4	2,956	-	2,960

February, 2010, new shares issued
for payables at $0.66 per share	9,848	10	6,490		6,500

March 2010, new shares issued
for payables at $0.74 per share	8,784	9	6,491	-	6,500

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2009 through June 30, 2010
(Restated)

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

April 2010, new shares issued
for payables at $0.71 per share	9,155	9	6,491	-	6,500

April 2010, new shares issued
for services at $0.73 per share	13,707	14	9,986	-	10,000

May, 2010, new shares issued
for payables incurred for services
rendered June 2009 through May
2010 at a weighted average
price of $0.71 per share	25,431	26	17,974	-	18,000

June, 2010, new shares issued
for payables at $0.69 per share	18,448	19	12,981	-	13,000

Net (loss) for the year ended
June 30, 2010	-	-	-	(942,792)	(942,792)

Balance June 30, 2010	33,195,286	$33,195	$10,329,523	$(9,050,903)	$151,311,8

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2010 through June 30, 2011

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2010 (Restated)	33,195,286	$33,195	$10,329,523	$(9,050,903)	$1,311,815

July 2010, new shares issued
for payables at $0.71 per share	9,155	9	6,491	-	6,500

September 2010, new shares issued
for payables at $0.74 per share	17,514	18	12,982	-	13,000

October 2010, new shares issued
for payables at $0.85 per share	15,350	15	12,985 -		13,000

January, 2011, new shares issued
for payables incurred for services
rendered July 2010 through December
2010 at a weighted average
price of $0.76 per share	21,153	21	11,979	-	12,000

March 2011, new shares issued
for cash at $0.50 per share	1,000,000	1,000	499,000	-	500,000

May, 2011, new shares issued
for payables incurred for services
rendered June 2010 through May
2011 at a weighted average
price of $0.76 per share	23,554	24	17,976	-	18,000

June, 2011, new shares issued
for payables incurred for services
rendered January 2011 through
June 2011 at a weighted average
price of $0.51 per share	23,321	23	11,977	-	12,000

June, 2011, new shares issued
for services at $0.57 per share	5,000	5	2,845	-	2,850

June, 2011, new shares issued
for services at $0.57 per share	75,000	43	42,707	-	42,750

Net (loss) for the year ended
June 30, 2011	-	-	-	(991,784)	(991,784)

Balance June 30, 2011	34,385,333	$34,353	$10,948,465	$(10,042,687)	$940,131

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Years Ended June 30,

		(Restated)
	2011	2010

Cash Flows From Operating Activities
Net loss	$(991,784)	$(942,792)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	6,561	6,642
Prior period adjustment	-	(14,773)
Common stock issued for current debt, services	120,100	124,960
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(28,144)	-
Increase (decrease) in accounts payable	1,579	(6,763)
Increase (decrease) in accrued expenses
and other current liabilities	221,508	177,432

Net Cash Used In Operating Activities	(670,180)	(655,294)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions	(1,844)	-
Funds reserved for acquisitions	392,500	747,000
Expenditures for working interest investment	-	(100,000)

Net Cash Provided By Investing Activities	390,656	647 000

Cash Flows From Financing Activities
Cash received from stock issuance	500,000	-

Net Cash Provided by Financing Activities	500,000	-

Net Increase (Decrease) in Cash	220,476	(8,294)

Cash and Cash Equivalents, Beginning of Year	25,585	33,879

Cash and Cash Equivalents, End of Year	$246,061	$25,585

Cash Paid For:
Interest	$15,620	$6,465
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of
accounts payable	$8,500	$24,500
Common stock issued for services rendered	$111,600	$100,460
Common stock issued for oil and gas working interest	$-	$1,440,000
Warrants issued for oil and gas working interest	$-	$43,913

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies

a. Organization

The American Energy Group, Ltd. (the Company) was incorporated in the State of Nevada on July 21, 1987 as Dimension Industries, Inc.  Since incorporation, the Company has had several name changes including DIM, Inc. and Belize-American Corp. Internationale with the name change to The American Energy Group, Ltd. effective November 18, 1994.  The Company’s authorized common stock, par value $0.001 is 80,000,000 shares.  The Company’s authorized preferred stock, par value $0.001, is 20,000,000 shares.  There is no preferred stock issued and outstanding.

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
June 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

a. Organization (continued)

On April 14, 2005, the Company’s wholly owned inactive subsidiary, American Energy Operating Corp (AEOC) filed for a voluntary bankruptcy liquidation. On July 24, 2006, the American Energy Operating Corp. received a final decree from the United States Bankruptcy Court – Southern District of Texas that the Company’s estate had been fully administered and that the Chapter 7 was closed.

b. Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30 year-end.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years.  For the years ended June 30, 2011 and 2010, the Companies incurred total depreciation of $6,561 and $6,642, respectively.

e. Basic Loss Per Share of Common Stock

		(Restated)
	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2011	2010

Loss (numerator)	$(991,784)	$(942,792)

Shares (denominator)	33,539,434	32,441,034

Per Share Amount	$(0.03)	$(0.03)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Stock warrants convertible into 3,707,326 shares of common stock for the years ended June 30, 2011 and 2010, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

g. Long Lived Assets

All long lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Any impairment in value is recognized as an expense in the period when the impairment occurs.

h. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

i. Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended June 30, 2011 and the year ended June 30, 2010 consisted of the following:

	2011	2010
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2011 and June 30, 2010 are as follows:

	2011	2010
Net Operating Losses:
Federal	$(48,449,356)	$(47,457,356)
State	-	-
Total tax provision (benefit)	$(48,449,356)	$(47,457,356)
Less valuation allowance	48,449,356	47,457,356
Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2011	2010
Expense (benefit) at federal statutory rate	$(347,124)	$(329,977)
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	347,124	329,977
Income tax provision (benefit)	$-	$-

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

i. Income Taxes (continued)

income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

At the adoption date of July 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of June 30, 2011, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2011, 2010, and 2009.

j. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2011.  No promissory notes were outstanding as of June 30, 2011.

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2011, the Company believes it has no such liabilities.

m. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires that all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The adoption of ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and is therefore effective for the Company in fiscal year 2013 beginning July 1, 2012.  The Company is currently evaluating presentation options of ASU 2011-05 on its financial statement presentation of comprehensive income.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts on its consolidated results of operations or financial condition upon adoption.

In December 2010, the FASB issued ASU 2010-28, an accounting pronouncement related to ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011.  The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  If applicable, the Company will include the required disclosures for its fiscal year beginning July 1, 2011.

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

In January  2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional potential disclosures, the adoption of this new guidance will not have a material impact on the Company’s results of operations or financial condition.

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2011, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2011, the Company had not received any royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

Note 3 – Lease Commitments

The Company entered into a long term lease for office space in June, 2006. The original lease term was 5 years which expired March 31, 2011. The lease required monthly rentals of $11,913, $12,211, $12,509, $12,807 and $ 13,105 for the twelve months ended May 31, 2007, 2008, 2009, 2010 and 2011, respectively. The president of the Company personally guaranteed $75,000 of obligations under this lease. As of June 30, 2011, the lease term is on a month to month basis.

The Company incurred $143,846 and $174,826 of rent expense under this lease for the years ended June 30, 2011 and 2010, respectively.

Subsequent to entering the lease described above, the Company has entered into various subleases to sublet a portion of the office space obtained in the lease. The lease terms of the sub leases are month to month.

The Company received $35,500 and $95,650 from these sub-leases for the years ended June 30, 2011 and 2010.

Note 4 - Common Stock

During July 2009, the Company issued 17,797 shares of common stock for services and payables valued at $12,500.

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
June 30, 2011 and 2010

Note 4 - Common Stock (continued):

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

During April 2010, the Company issued 22,862 shares of common stock for services and payables valued at $16,500.

During May 2010, the Company issued 25,431 shares of common stock for services and payables valued at $18,000.

During June 2010, the Company issued 18,448 shares of common stock for services and payables valued at $13,000.

During July 2010, the Company issued 9,155 shares of common stock for services and payables valued at $6,500.

During September 2010, the Company issued 17,514 shares of common stock for services and payables valued at $13,000.

During October 2010, the Company issued 15,350 shares of common stock for services and payables valued at $13,000.

During January 2011, the Company issued 21,153 shares of common stock for services and payables valued at $12,000.

During March 2011, the Company issued 1,000,000 shares of common stock for cash in the amount of $500,000.

During May 2011, the Company issued 23,554 shares of common stock for services and payables valued at $18,000.

During June 2011, the Company issued 103,321 shares of common stock for services and payables valued at $57,600.

Note 5 - Common Stock Warrants

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 480-10 “Share Based Payment” using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of  FASB ASC

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 5 – Common Stock Warrants (continued):

480-10, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 480-10.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2011 and 2010. During the year ended June 30, 2010, the Company issued 100,000 warrants in connection with the acquisition of the oil and gas working interest acquisition more fully explained in Note 7 below and also extended the expiration date of the 2,000,0000 warrants to its officers for an additional five years.

A summary of the status of the Company’s stock warrants as of June 30, 2011 and 2010 is presented below:

			Weighted Ave.
	Stock	Exercise	Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2009	3,867,326	$0.75-1.75	$1.33

Granted	100,000	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2010	3,967,326	$0.75-1.75	$1.34

Outstanding and Exercisable, June 30, 2010	3,967,326	$0.75-1.75	$1.34

Granted	-	-	-
Expired/Canceled	1,607,326	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2011	2,360,000	$0.75-1.75	$1.09

A summary of outstanding stock warrants at June 30, 2011 follows:

Number of		Remaining		Weightd
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

50,000	October, 2012	1.250	$1.75	$1.75
210,000	September, 2012	1.250	$1.50	$1.50
100,000	October, 2012	1.333	$1.75	$1.75
1,000,000	December 2015	4.500	$0.75	$0.75
500,000	December 2015	4.500	$1.00	$1.00
500,000	December 2015	4.500	$1.50	$1.50

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 6 – Related Party Transactions

On May 12, 2006, the Company entered into a non-exclusive Agency Agreement with Hycarbex – American Energy, Inc., an entity for which our Director, Dr. Iftikhar Zahid, serves as president, under which Hycarbex will attempt to locate for the Company, and to negotiate on behalf of the Company, royalty purchase opportunities within the Republic of Pakistan. The Agreement provides for a finder’s fee to Hycarbex equal to $50,000 for each royalty purchase which is actually consummated.  Prior to October 29, 2009, the Company, in its discretion, could deposit funds with Hycarbex which were to be used solely for such acquisition purposes and subject to the Company’s approval of the transaction.  As of June 30, 2011 and 2010, the Company had on deposit a total of $0 and $392,500, respectively,with Hycarbex for these potential acquisitions. During the year ended June 30, 2010, the Company entered into a Carried Working Interest Purchase and Sale Agreement with Hycarbex restricting the use of these funds more fully discussed in Note 7 below.

Note 7 – Investment in Oil and Gas Working Interest – Related Party

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests. As of June 30, 2011, the Company has not received any royalty payments and the entire $392,500 held by Hycarbex at June 30, 2010 was returned to the Company.  The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time.

Note 8 – Correction of Errors

The Company has identified certain errors in its previously issued financial statements resulting in the following adjustments for the year ended June 30, 2010:

●
State taxes due to the State of Connecticut (State of Domicile of the Company) for prior periods had not been accrued. Taxes, interest and penalties in the amount of $16,832 due as of June 30, 2010 have been recorded on these revised financial statements, resulting in an increase in expenses in the amount of $4,059 for the year ended June 30, 2010 and a decrease in retained earnings in the amount of $12,773 as of June 30, 2009.

●
24,052 shares of common stock issued for services valued at $16,000 were not reported in the financial statements for the year ended June 30, 2010, resulting in an increase in expenses in the amount of $14,000 for the year ended June 30, 2010 and a decrease in retained earnings in the amount of $2,000 as of June 30, 2009.

Note 9 – Subsequent Events

The Company has evaluated subsequent events for the period of June 30, 2011 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in these financial statements.

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At June 30, 2011, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this year and prior fiscal years.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.  Subsequent to the end of the fiscal year, the Company received it initial royalty payment check of $9,745 from the operator of the Pakistan petroleum concession.  Based upon management’s expectation of continuous production in future periods, management expects that a regular royalty revenue stream will be forthcoming.