Form 10-Q
period 2011-09-30
AMERICAN ENERGY GROUP LTD
filed 2011-11-21
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011, the number of Common shares outstanding was 34,385,333

Transitional Small Business Issuer Format (Check one) Yes ☐  No ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

	September 30, 2011	June 30, 2011

Assets
Current Assets
Cash	$65,847	$246,061
Oil and gas sales receivable	57,869	-
Prepaid expenses	39,439	47,955
Total Current Assets	165,930	294,016
Property and Equipment
Office equipment	29,265	29,265
Leasehold improvements	26,458	26,458
Accumulated depreciation	(33,797)	(32,544)

Net Property and Equipment	21,926	23,179
Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	26,209	26,209
Total Other Assets	1,610,123	1,610,123
Total Assets	$1,795,204	$1,927,318

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$54,948	$64,336
Security deposits	13,200	13,200
Note payable	11,408	19,811
Accrued liabilities	918,387	889,840
Total Current Liabilities	997,943	987,187
Total Liabilities	997,943	987,187
Stockholders’ Equity

Common stock, par value $0.001 per share; authorized 80,000,000 shares; 34,385,333 and 34,385,333 shares issued and outstanding, respectively	34,353	34,353
Capital in excess of par value	10,948,465	10,948,465
Accumulated deficit	(10,185,557)	(10,042,687)
Total Stockholders’ Equity	797,261	940,131
Total Liabilities and Stockholders’ Equity	$1,795,204	$1,927,318

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Revenue – Oil and gas royalties	$67,579	$-

General and Administrative Expenses
Administrative salaries	104,420	115,791
Legal and professional	34,152	31,793
General and administrative	50,311	28,648
Office overhead expenses	18,509	32,723
Depreciation	1,253	1,579
Total Expenses	208,645	210,534
Net Operating (Loss)	(141,066)	(210,534)

Other Income and (Expense)
Interest expense	(1,804)	(3,779)

Total Other Income and (Expense)	(1,804)	(3,779)

Net (Loss) Before Tax	(142,870)	(214,313)
Income Tax	-	-

Net (Loss)	$(142,870)	$(214,313)
Basic Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding	34,385,333	33,182,325

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(142,870)	$(214,313)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,253	1,579
Common stock issued for current debt and services	-	19,500
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(60,644)	-
(Increase) decrease in prepaid expenses	8,516	-
Increase (decrease) in accounts payable	(9,388)	1,163
Increase (decrease) in accrued expenses
and other current liabilities	20,144	64,667

Net Cash (Used In) Operating Activities	(180,214)	(127,404)

Cash Flows From Investing Activities
Funds reserved for acquisitions	-	106,000
Net Cash Provided By Investing Activities	-	106,000

Cash Flows From Financing Activities
Net Cash Provided By (Used In) Financing Activities	0	0
Net (Decrease) in Cash	(180,214)	(21,404)
Cash and Cash Equivalents, Beginning of Period	246,061	25,585
Cash and Cash Equivalents, End of Period	$65,847	$4,181

Cash Paid For:
Interest	$1,804	$3,779
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for payment of debt	$-	$19,500

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2011

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2011 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

Note 2 – Basic Loss Per Share of Common Stock

	For the three	For the three
	months ended,	months ended,
	Sept 30, 2011	Sept 30, 2010
Loss (numerator)	$(142,870)	$(214,313)
Shares (denominator)	34,385,333	33,182,325
Per Share Amount	$(0.00)	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Stock warrants convertible into 2,360,000 shares of common stock are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Note 3 - Revenue Recognition

Revenue from oil and gas royalties consists solely of overriding royalty interests and recognized after production has occurred on the oil and gas concession in which the Company has an interest. Royalty income is reported on a net revenue basis.

Note 4 - Common Stock

No shares of common stock were issued during the quarter ended September 30, 2011.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2011

Note 5 – Investment in Oil and Gas Working Interest – Related Party

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

Note 6 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2011 through the date the financial statements were issued and has determined that there were no material events that warrant any additional disclosure. On November 21, 2011, the Company received a notification from Hycarbex-American Energy, Inc. that due to serious financial constraints, it intends to withhold and accrue future royalty payments pending resolution. $20,680 of the 9/30/2011 oil and gas receivable has been received, but the remaining $37,189 would be accrued.  The Company intends to evaluate this event and thus no modifications to the financial statements have been made as a result of the event.

Note 7 - Going Concern

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 30, 2011, while the Company's current assets exceeded its current liabilities, it has recorded negative cash flows from operaring and net losses in this period and prioe fiscal periods. The preceding circumstances combine to raise substantial doubt about the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

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

We have received our initial two royalty payments for Yasin production, being $9,745 in September, 2011, and $20,680, subsequent to the end of the quarter.  Although the well production is still producing under the Extended Well Test, periodic royalty production payments are expected to be received hereafter as the well continues to produce with regularity (with customary brief maintenance periods during which production is abated).  The volume is likewise expected to increase over the coming months.  Hycarbex has reported production of 84.16 MMSCF during August, 2011, for which our royalty share will be $27,335, and 30.39 MMSCF only for the days September 1 through September 15, 2011, due to shut down of the gas processing facility for maintenance during the period September 16 through September 29, 2011, for which our royalty share will be $9,854.  Production after the close of the quarter has been reported to be continuous and at higher daily production rates that the months of August and September. Under the agreement with Hycarbex, we are paid by Hycarbex out of its production revenues as they are received by Hycarbex from Sui Southern Gas Company, the regularity and predictability of our payments is dependent upon the regularity and frequency of Hycarbex’s invoicing to Sui Southern Gas Company under the terms of its Extended Well Test gas sales agreement covering the sales into the gas pipe line. However, we have received a communication from Hycarbex dated November 19, 2011, which advises that due to Hycarbex severe liquidity constraints, our royalty proceeds will be withheld, accrued and possibly applied by  Hycarbex to meet working capital requirements until Hycarbex can accomplish refinancing.  Hycarbex has likewise advised that if refinancing efforts are not successful, it may face bankruptcy proceedings.  Such a withholding of royalties constitutes a breach of Hycarbex royalty payment obligations under the agreement.  Management intends to evaluate the situation in the near term and to pursue the best course to assure a viable revenue stream.

Results of Operations

Our operations for the three months ended September 30, 2011 reflected a net operating loss of $141,066 as compared to $210,534 for the three months ended September 30, 2010. The decrease in net loss from operations in the amount of $69,468 for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 is a direct result of oil and gas revenue earned during the current quarter in the amount of $67,579. There were no revenues from operations during the quarter ended September 30, 2010.  Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans.   The initial production royalty payments we have received during this quarter and subsequent to the end of the quarter are anticipated to signal the continuing periodic royalty payments from the Haseeb No. 1 Well.  Based upon the initial 3.5 MMCFD production rates under the Extended Well Test and the anticipated gradual increase to 15 MMCFD under the Extended Well Test over the succeeding months royalties are expected to increase.  However, the recent communication from Hycarbex regarding its intended withholding and accrual of production royalties renders the future revenue stream uncertain.

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.  As of the date of this report we have received our initial two production royalty payments from Hycarbex and periodic monthly payments are expected to continue and expected to increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 MMCD. Given the recent notification from Hycarbex, our business strategy is to evaluate the events and to pursue a course to assure that the contractual obligations are enforced and that the revenue stream is preserved.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2011.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

           In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of September 30, 2011. The assessment was conducted in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, the Company’s management concluded that there was no material weakness in the Company’s internal control over financial reporting, and concluded that the Company’s disclosure controls and procedures and the Company’s financial control over financial reporting are effective as of September 30, 2011.  The Company is extremely small and has just begun receiving revenues from gas royalties. Management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors.

There have been no  changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect  the internal control over financial reporting.  This report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

There were no legal proceedings affecting the Company during the quarter ended September 30, 2011.

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

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2011.

ITEM 5-OTHER INFORMATION

None.

ITEM 6-EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1 –	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1 –	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

DATED: November 21, 2011	By:	/s/ R. Pierce Onthank
R. Pierce Onthank,
President, Chief Executive Officer, Principal Financial Officer and Director