Form 10-Q
period 2011-12-31
AMERICAN ENERGY GROUP LTD
filed 2012-02-21
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

As of February 21, 2012, the number of Common shares outstanding was 37,640,193

Transitional Small Business Issuer Format (Check one) Yes ☐    No ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION
THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	December 31,	June 30,
	2011	2011
	(Unaudited)
Current Assets
Cash	$60,273	$246,061
Oil and gas sales receivable	272,812	-
Prepaid expenses	22,948	47,955

Total Current Assets	356,033	294,016

Property and Equipment
Office equipment	30,417	29,265
Leasehold improvements	26,458	26,458
Accumulated depreciation	(35,138)	(32,544)

Net Property and Equipment	21,737	23,179

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$1,987,893	$1,927,318

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$64,206	$64,336
Security deposits	13,200	13,200
Note payable	5,734	19,811
Accrued liabilities	119,420	889,840

Total Current Liabilities	202,560	987,187

Total Liabilities	202,560	987,187

Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 36,973,526 and
34,385,333 shares issued and outstanding, respectively	36,973	34,353
Capital in excess of par value	11,905,845	10,948,465
Accumulated deficit	(10,157,485)	(10,042,687)

Total Stockholders’ Equity	1,785,333	940,131

Total Liabilities and Stockholders’ Equity	$1,987,893	$1,927,318

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2011 and 2010
Unaudited

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Revenue	$235,623	$0	$303,202	$0

Cost of Goods Sold	0	0	0	0

Gross Profit	235,623	0	303,202	0

Expenses
Administrative salaries	89,170	110,109	193,590	225,900
Legal and professional	62,698	29,851	96,850	61,644
General and administrative	47,912	41,198	98,223	69,846
Office overhead expenses	4,541	33,469	23,050	66,192
Depreciation	1,341	1,579	2,594	3,158

Total Expenses	205,662	216,206	414,307	426,740

Net Operating Income (Loss)	29,961	(216,206)	(111,105)	(426,740)

Other Income and (Expense)
Interest expense	(1,889)	(3,747)	(3,693)	(7,526)

Total Other Income (Expense)	(1,889)	(3,747)	(3693)	(7,526)

Net Income (Loss) Before Tax	28,072	(219,953)	(114,798)	(434,266)

Income Tax	0	0	0	0

Net Income (Loss)	$28,072	$(219,953)	$(114,798)	$(434,266)

Basic Income (Loss) Per Common Share	$0.00	$(0.01)	$0.00	$(0.01)

Fully Diluted Loss Per Common Share	0.00	(0.01)	0.00	(0.01)

Basic Weighted Average Number
Of Shares Outstanding	34,777,263	33,211,490	34,581,298	33,377,334

Fully Diluted Weighted Average Number
Of Shares Outstanding	37,137,263	33,211,490	34,581,298	33,377,334

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash Flows From Operating Activities
Net loss	$(114,798)	$(434,266)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	2594	3,158
Common stock issued for debt and services	-	32,500
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(272,812)	-
(Increase) decrease in prepaid expenses	25,007	-
Increase (decrease) in accounts payable	(130)	15649
Increase (decrease) in accrued expenses
and other current liabilities	25,503	108,000

Net Cash (Used In) Operating Activities	(334,636)	(274,959)

Cash Flows From Investing Activities
Funds (reserved for) / released from acquisitions	-	250,000
Expenditures for office equipment	(1,152)	(1,844)

Net Cash Provided By (Used In) Investing Activities	(1,152)	248,156

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	150,000
Increase in cash overdraft	-	1,218

Net Cash Provided By Financing Activities	150,000	1,218

Net Increase (Decrease) in Cash	(185,788)	(25,585)

Cash and Cash Equivalents, Beginning of Period	246,061	25,585

Cash and Cash Equivalents, End of Period	$60,273	0

Cash Paid For:
Interest	3,693	$7,526
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for payment of debt	810,000	$32,500

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2011

Note 1 – General

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

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Income (Loss) (numerator)	$28,072	$(219,953)	$(114,798)	$(434,266)

Shares (denominator)	37,137,263	33,211,490	34,581,298	33,377,334

Per Share Amount	$0.00	$(0.01)	$0.00	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Stock warrants convertible into 2,360,000 shares of common stock are not included in the basic calculation for the three months ended December 31, 2010 and the six months ended December 31, 2011 and 2010, because their inclusion would be antidilutive, thereby reducing the net loss per common share for those periods.

Note 3 – Revenue Recognition

Revenue from oil and gas royalties consists solely of override royalty interests and is recognized after production has occurred on the oil and gas concession in which the Company has an interest. Royalty income is reported on a net revenue basis.

Note 4 – Common Stock

During November, 2011, the Company issued 1,500,000 shares of common stock for cash at $0.10 per share.

During December, 2011, the Company issued 1,088,193 shares of commons stock for accrued compensation due to a former Director valued at $810,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2011

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

Note 6 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2011 through the date the financial statements were issued. Subsequent to December 31, 2011, the Company issued 666,667 shares of common stock for cash for $0.15 per share. There were no other material events that warrant any additional disclosure.

Note 7 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2011, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal periods. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. The Company received its initial two royalty payments from the operator of the Pakistan petroleum concession in the fall of 2011 and then the operator suspended payments due to its financial difficulties, at which time the operator advised the Company that future revenue payments would be accrued until the financial difficulties were resolved.  In response to the revenue payment suspension, the Company initiated legal proceedings in the High Court of Islamabad, Pakistan against the operator and others to enforce its right to receive monthly production payments from the operator.  The Company subsequently sold 2,166,667 Common shares to private investors for an aggregate $250,000 in order to meet near term operating capital requirements and expects to make future sales if necessary in the event that the pending litigation does not result in a prompt resumption of the revenue payments.  However, there can be no assurance that the litigation will be successful in causing the resumption of revenue payments and, there can be no assurance that management’s efforts to raise operating capital through the sale of securities will be successful, should such sales be necessary.

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  Although the daily production rate has increased to over 8 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August through the date of this report have not been distributed to the Company.   In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  In November, 2011 and February, 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the three months ended December 31, 2011 reflected a net operating gain of $29,961 as compared to a net operating loss of $216,206 for the three months ended December 31, 2010. The elimination of the net loss from operations for the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 is  predominantly a direct result of oil and gas revenue earned during the current quarter in the amount of $235,623. There were no revenues from operations during the quarter ended December 31, 2010.  Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans.   In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two  revenue payments totaling $30,425.11covering Hycarbex’s April 2011 and July 2011 production.  Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  As a result, the accrued production revenues due to the Company from August through the date of this report have not been distributed to the Company.

Hycarbex performed scheduled maintenance on the surface gas treatment facility and replaced the amine fluid in September, 2011, which enabled production to increase from 3.6 million cubic feet per day to 7.6 million cubic feet per day in October.  Unofficial verbal reports have indicated to Company management that production has temporarily climbed as high as 9.2 million cubic feet per day, but the written reports from Hycarbex to the Pakistan Oil Ministry in February indicate a daily production rate of 8.3 million cubic feet per day.  Furthermore, the production rate volumes actually reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for October, 2011 was 7.4 million cubic feet per day, for November, 2011, was 8.4 million cubic feet per day, and for December, 2011, was 8.3 million cubic feet per day. Thus, we have based our production and revenue accrual estimates and assumptions near that daily figure due to Hycarbex’s failure to provide us with updated, accurate production and sale information.   Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.76 per million cubic feet of gas sold.  Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period would result in an estimated accrual to the Company for the quarter of $235,623.  Actual monthly accruals for the period could be higher or lower depending upon actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company.   In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000 and 666,667 shares of Common Stock in February, 2012, for $100,000.  The funds will be utilized for general and administrative expenses incurred by the Company for the first four (4) months of 2012, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

The Company resolved the accrued $810,000 compensation liability to former Director, Iftikhar Zahid, during the quarter by the issuance of 1,088,193 shares of Common Stock to former Director-Zahid.  The compensation was accrued at $15,000 per month beginning in December, 2006, and ending with May, 2011, the month of former Director-Zahid’s resignation from the Board of Directors.  Subsequent to the resignation, Mr. Zahid requested payment in cash on a lump sum basis, which was not achievable based on the Company’s cash position.  Therefore, current management issued the shares to Mr. Zahid based upon two prior Board of Directors written actions, both of which were then executed by Mr. Zahid as a member of the Board, which contained an authorization for paying accrued compensation in stock rather than cash based upon the closing sale price of the stock on the last day of the month the compensation was earned.  After issuance of the stock, Mr. Zahid notified current management that he contests  the Company’s right to pay the accrued compensation in Common Stock.

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements.  The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations.  In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000 and 666,667 shares of Common Stock in February, 2012, for $100,000.  The funds will be utilized for general and administrative expenses incurred by the Company for the first four (4) months of 2012, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company.   However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.  While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic and pending litigation in Pakistan will be successful in causing a resumption of monthly payments.  We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements.  We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day.   Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed.    Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production  purchase opportunities in Pakistan and other petroleum producing regions.

The Yasin Block, to date, has no reported Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”.  However, based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, we strongly believe that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration.  If successfully developed, our reserved 18% production interest will likely be a good source of cash revenues because the royalty, by its nature, entitles us to share in gross, rather than net, production.  We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities.

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

According to information set forth on Heritage’s website [www.heritageoilplc.com], the Sanjawi Block is considered a very viable prospect due to the recent oil discovery to the West, a number of gas fields to the Southeast and the presence of oil seeps. The Sanjawi Block is dominated by a series of broad East-West trending surface features including the Dabbar and Warkan Shah anticlines. These are large structures, with the Dabbar anticline being some 300 square kilometers in area.  The Zamzama North Block is immediately to the North of the Zamzama Gas Field, a major Upper Cretaceous gas accumulation.  Heritage has acquired approximately 750 kilometers of fair to good quality, 2D seismic and has mapped a number of structural leads. According to Heritage, further seismic is being acquired and a new well on the Zamzama North Block is planned in the near future.  If such development activities occur and are successful, then our Zamzama North interest would also be a source of revenue in the future.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended December 31, 2011.

ITEM 3-  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

                In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of December 31, 2011. The assessment was conducted in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, the Company’s management concluded that there was no material weakness in the Company’s internal control over financial reporting, and concluded that the Company’s disclosure controls and procedures and the Company’s financial control over financial reporting are effective as of December 31, 2011.  The Company is extremely small and had just begun receiving revenues from gas royalties when the revenue payments were wrongfully and abruptly suspended by Hycarbex due to its financial difficulties. The Company responded by initiating litigation in the High Court of Islamabad, Pakistan to enforce the required revenue payments. Management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors and intends to make such improvements when the pending litigation is resolved and the revenue stream is resumed.

There have been no  changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect  the internal control over financial reporting.  This report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

PART II-OTHER INFORMATION

ITEM 1-  LEGAL PROCEEDINGS

In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. The Court immediately signed two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North concessions.  Additionally, the Company made application to the Court for the appointment of a receiver to preserve the revenues attributed to the Company from dissipation and to cause the resumption of payments to the Company.  This receivership application is pending and is expected to be heard by the Court in the next few weeks.

ITEM 1A-  RISK FACTORS

Not applicable.

ITEM 2-  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November, 2011, we sold 1,500,000 shares of Common Stock to private investors for $150,000.  The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred.  Subsequent to the end of the quarter, in February, 2012, we sold 666,667 shares of Common Stock to another private investor for $100,000.  These funds also will be utilized for general and administrative expenses which are expected to be incurred during the first four months of 2012.

ITEM 3-  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2011.

ITEM 5- OTHER INFORMATION

None.

ITEM 6- EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
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

THE AMERICAN ENERGY GROUP, LTD.

DATED: February 21, 2011	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive Officer, Principal Financial Officer and Director