Form 10-Q/A
period 2011-09-30
AMERICAN ENERGY GROUP LTD
filed 2012-03-02
CIK 843212

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

As of November 14, 2011, the number of Common shares outstanding was 34,385,333

Transitional Small Business Issuer Format (Check one) Yes☐  No ☒

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the Quarterly Report of The American Energy Group, Ltd. (the “Company”) for the quarterly period ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “Original Form 10-Q”).  The Company is filing this Amendment solely to update management’s discussion of the Company’s liquidity and capital resources in light of the sudden cessation in November, 2011, of the royalty payments due from Hycarbex, Inc. for production from the Yasin petroleum concession block in Pakistan.

This Amendment does not amend or otherwise update any other information in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s filings with the SEC subsequent to the Original Form 10-Q.

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

Note 7 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At September 30, 2011, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal periods.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has received its initial two royalty payments from the operator of the Pakistan petroleum concession and based upon management’s expectation of continuous production in future periods, management expects that a regular royalty revenue stream will be forthcoming.

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

Results of Operations

Our operations for the three months ended September 30, 2011 reflected a net operating loss of $141,066 as compared to $210,534 for the three months ended September 30, 2010. The decrease in net loss from operations in the amount of $69,468 for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 is a direct result of oil and gas revenue earned during the current quarter in the amount of $67,579. There were no revenues from operations during the quarter ended September 30, 2010.  Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans.    In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments in November, 2011, due to Hycarbex’s financial difficulties after only two  revenue payments totaling $30,425.11covering Hycarbex’s April 2011 and July 2011 production.  Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  As a result, the accrued production revenues due to the Company from August through the date of this report have not been distributed to the Company.

Hycarbex performed scheduled maintenance on the surface gas treatment facility and replaced the amine fluid in September, 2011, which enabled production to increase from 3.6 million cubic feet per day to 7.6 million cubic feet per day in October.  Unofficial verbal reports have indicated to Company management that production has temporarily climbed as high as 9.2 million cubic feet per day, but the written reports from Hycarbex to the Pakistan Oil Ministry in February indicate a daily production rate of 8.3 million cubic feet per day.  Furthermore, the production rate volumes actually reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for October, 2011 was 7.4 million cubic feet per day, for November, 2011, was 8.4 million cubic feet per day, and for December, 2011, was 8.3 million cubic feet per day.  Thus, we have based our production and revenue accrual estimates and assumptions near that daily figure due to Hycarbex’s failure to provide us with updated, accurate production and sale information.   Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.76 per million cubic feet of gas sold.  Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter ending December 31, 2011, of $235,623.  Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

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

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements.  As stated above, written reports from Hycarbex to the Pakistan Oil Ministry in February indicate a daily production rate of 8.3 million cubic feet per day.  Furthermore, the production rate volumes actually reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for October, 2011 was 7.4 million cubic feet per day, for November, 2011, was 8.4 million cubic feet per day, and for December, 2011, was 8.3 million cubic feet per day.  Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.76 per million cubic feet of gas sold.  Based upon these figures, the accrued production revenues, if paid by Hycarbex, are sufficient to fund our ongoing operations.

The November, 2011, suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations.  In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000 and 666,667 shares of Common Stock in February, 2012, for $100,000.  The funds will be utilized for general and administrative expenses incurred by the Company through the first four (4) months of 2012, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company.   However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.   While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic and pending litigation in Pakistan will be successful in causing a resumption of monthly payments.   We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements.  We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day .   Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed. Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production   purchase opportunities in Pakistan and other petroleum producing regions.

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

According to information set forth on Heritage’s website [www.heritageoilplc.com], the Sanjawi Block is considered a very viable prospect due to the recent oil discovery to the West, a number of gas fields to the Southeast and the presence of oil seeps. The Sanjawi Block is dominated by a series of broad East-West trending surface features including the Dabbar and Warkan Shah anticlines. These are large structures, with the Dabbar anticline being some 300 square kilometers in area.  The Zamzama North Block is immediately to the North of the Zamzama Gas Field, a major Upper Cretaceous gas accumulation.  Heritage has acquired approximately 750 kilometers of fair to good quality, 2D seismic and has mapped a number of structural leads. According to Heritage, further seismic is being acquired and a new well on the Zamzama North Block is planned in the near future .   If such development activities occur and are successful, then our Zamzama North interest would also be a source of revenue in the future.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: March 2, 2012	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive Officer,
Principal Financial Officer and Director