Form 10-Q/A
period 2011-12-31
AMERICAN ENERGY GROUP LTD
filed 2012-03-02
CIK 843212

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the Quarterly Report of The American Energy Group, Ltd. (the “Company”) for the quarterly period ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2012 (the “Original Form 10-Q”). The Company is filing this Amendment solely to update Note 2 in the financial statements.

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

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Income (Loss) (numerator)	$28,072	$(219,953)	$(114,798)	$(434,266)

Basic - Shares (denominator)	34,777,263	33,211,450	34,581,298	33,377,334

Fully Diluted Shares (denominator)	$37,137,263	$33,211,450	$34,581,298	$33,377,334

Basic Income (Loss) Per Share	0.00	(0.01)	0.00	(0.01)

Fully Diluted Income (Loss) Per Share	0.00	(0.01)	0.00	(0.01)

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