Form 10-K/A
period 2011-06-30
AMERICAN ENERGY GROUP LTD
filed 2012-03-05
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2011

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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
Common Stock, Par Value $.001 Per Share
___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein , and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 13, 2011, the number of Common shares outstanding was 34,385,333

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report of The American Energy Group, Ltd. (the “Company”) for the annual period ended June 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2011 (the “Original Form 10-K”).

The Company is filing this Amendment solely to update the cover page informationalformat utilized its Original Form 10-K, to update management’s discussion of sustainability under conditions of negative cash flow, and to update the exhibit index to include all required exhibits.

This Amendment does not amend or otherwise update any other information in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the Original Form 10-K.

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

Pakistan Activities and Additional Opportunities

Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles).  Most of this area remains virgin and unexplored. According to the Ministry of Petroleum and Natural Resources (“MPNR”), cumulative drilling within Pakistan has resulted in a very encouraging success ratio  Platts’ 2009 estimates indicate Pakistan’s proven gas reserves are at 885.3 cubic meters and proven oil reserves are at 339,000 bbls.  Annual demand for oil and gas equivalents is 400,000 barrels per day, of which only thirteen percent (13%) is being met by in-country production.  During fiscal year 2009-2010, 68 new wells were drilled in Pakistan.  During fiscal year 2010-2011, 42 new wells were drilled in Pakistan.The Pakistani government’s current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities to acquire exploration rights in these undeveloped areas.

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

Office Facilities

In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut.  The office space contains approximately 3,574 square feet and was leased under a 5-year lease which expired on March 31, 2011, and became a month-to-month lease.  Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. For the year ending June 30, 2011, office rental expenditures totaled $148,846, while income from the sublessees totaled $35,500, resulting in a net expenditure for the fiscal period equal to $108,346.  We anticipate negotiating a renewal lease for this facility during the next fiscal year.

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

We are authorized to issue 80,000,000 shares of our common stock. The 34,385,333 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants.  As of June 30, 2011, we had outstanding warrants to purchase shares of our common stock, the exercise price of which range between $0.75 and $1.75 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

Recent Sales of Unregistered Securities

During the fiscal year ending June 30, 2010, we issued 2,000,000 shares of Common Stock as a portion of the consideration for acquisition of the Sanjawi and Zamzama North working interests.  Also included in the consideration paid was 100,000 Warrants to purchase Common Stock with a 3-year duration and an exercise price of $1.75.  During the fiscal year ending June 30, 2011, we sold 1,000,000 unregistered shares of Common Stock for a cash consideration of $500,000 which we used for general working capital.   During the fiscal year ending June 30, 2011, we issued 75,000 restricted Common shares to Karl Welser, our retiring director, 46,875 Common S-8 registered shares to third party professionals for services rendered and 5,000 shares to an employee administrative assistant as a bonus.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	The future results of drilling individual wells and other exploration and development activities;
●	Future variations in well performance as compared to initial test data;
●	Future events that may result in the need for additional capital;
●	Fluctuations in prices for oil and gas;
●	Future drilling and other exploration schedules and sequences for various wells and other activities;
●	Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
●	Our future ability to raise necessary operating capital.

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  Although the daily production rate has increased to over 8 million cubic feet per day under the Extended Well Test as of the date of this amended report, the accrued production revenues due to the Company from August through the date of this amended report have not been distributed to the Company.   In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  In November, 2011 and February, 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the twelve months ended June 30, 2011 reflected a net operating loss of $970,944 as compared to $931,749 for the twelve months ended June 30, 2010, related to salaries, office rental and overhead charges and legal and professional fees.  The total net loss for these same periods were $991,784 and $942,792, respectively.  Prior to the September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans. Subsequent to the end of this fiscal year in the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two  revenue payments totaling $30,425.11covering Hycarbex’s April 2011 and July 2011 production.  Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  As a result, the accrued production revenues due to the Company from August through the date of this amended report have not been distributed to the Company.

Subsequent to the end of the fiscal year, Hycarbex performed scheduled maintenance on the surface gas treatment facility and replaced the amine fluid in September, 2011, which enabled production to increase from 3.6 million cubic feet per day to 7.6 million cubic feet per day in October, 2011.  Unofficial verbal reports have indicated to Company management that production has temporarily climbed as high as 9.2 million cubic feet per day, but the written reports from Hycarbex to the Pakistan Oil Ministry in February 2012 indicate a daily production rate of 8.3 million cubic feet per day.  Furthermore, the production rate volumes actually reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for October, 2011 was 7.4 million cubic feet per day, for November, 2011, was 8.4 million cubic feet per day, and for December, 2011, was 8.3 million cubic feet per day.  Thus, we have based our production and revenue accrual estimates and assumptions near that daily figure due to Hycarbex’s failure to provide us with updated, accurate production and sale information.   Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.76 per million cubic feet of gas sold.  Using this price and using the average of the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for any given quarter of over $225,000.  Given that the Company’s monthly cash needs for operations average $50,000-$55,000 per month, the estimated monthly revenue accrual exceeds the operational requirements.   Actual monthly revenue accruals could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company.   In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000 and 666,667 shares of Common Stock in February, 2012, for $100,000.  The funds will be utilized for general and administrative expenses incurred by the Company for the first four (4) months of 2012, including the non-recurring legal costs associated with the pending litigation in Pakistan.  We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements.  The suspension of revenue payments by Hycarbex in November, 2011, due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations.  In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000 and 666,667 shares of Common Stock in February, 2012, for $100,000.  The funds will be utilized for general and administrative expenses incurred by the Company for the first four (4) months of 2012, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  As indicated above, the Company’s monthy operating cash needs are approximately $50,000-$55,000 per month.  Management is optimistic that such legal proceedings will be successful in causing the resumption of payments to the Company.   However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements).

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.  While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic and pending litigation in Pakistan will be successful in causing a resumption of monthly payments .We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements. We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day.  Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed. Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production   purchase opportunities in Pakistan and other petroleum producing regions.

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

ITEM 9B - OTHER INFORMATION

In September, 2011, we received our initial royalty production payment in the amount of $9,745 from Hycarbex relating to the sale of gas into the Sui Southern Gas Company pipe line connection at the Haseeb #1 Well under the Extended Well Test for that facility.  Production revenues are expected on a periodic basis going forward.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2008, 2009, 2010 and 2011 for services provided by our executive officers and directors.   As of the end of the fiscal year, there are no written agreements relating to the compensation of any of the Company’s officers or directors, including Mr. Onthank.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Comp-ensation	Awards		Payouts	All Other Compensation
						Restricted Stock Awarded	Options/ SARs Warrants (#)	LTIP payouts ($)
R.Pierce Onthank	President, CEO and Sec. Treas.	2011 2010 2009 2008	$240,000 $240,000 $192,000 $241,311	-0- -0- -0-	$29,673 $74,214 -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-
Dr. Iftikhar A. Zahid(1)	Director	2011 2010 2009 2008	$165,000 $180,000 $180,000 $180,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Notes to Summary Compensation Table:

(1)	Dr. Zahid previously managed our assets in Pakistan. He resigned in June, 2011, effective May 31, 2011.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $8,088 during the year ended June 30, 2011.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

1.     Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.     Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.     Exhibits. See (b) below.

(b)      Exhibits:

Exhibit Number	Description of Document

3.1
Articles of Incorporation of The American Energy Group, Ltd. and amendments (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form SB-2 dated August 4, 2006, Registration No. 333-136312)

3.2
Amended and Restated Bylaws of The American Energy Group, Ltd. (incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form SB-2 dated August 4, 2006, Registration No. 333-136312)

10.1
Stock Purchase Agreement dated  November 9, 2003 between The American Energy Group, Ltd. and Hydro Tur (Energy) Ltd. (incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form SB-2 dated August 4, 2006, Registration No. 333-136312)

10.2
Amendment to Stock Purchase Agreement dated February 16, 2004, between The American Energy Group, Ltd., Hycarbex-American Energy, Inc. and Hydro Tur (Energy) Ltd. (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form SB-2 dated August 4, 2006, Registration No. 333-136312)

10.3*	Second Amendment to Stock Purchase Agreement dated December 15, 2009, between The American Energy Group, Ltd., Hycarbex-American Energy, Inc., and Hycarbex Asia Pte. Ltd.

10.4
License and Concession Agreement for Yasin Concession (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form SB-2 dated August 4, 2006, Registration No. 333-136312)

10.5*	Non-Exclusive Agency Agreement dated May 12, 2006, between The American Energy Group, Ltd., and Hycarbex-American Energy, Inc.

10.6
Carried Working Interest Purchase and Sale Agreement dated October 29, 2009 between The American Energy Group, Ltd. and Hycarbex-American Energy, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K dated November 2, 2009)

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President and Chief Executive Officer,
Chief Financial Officer and Secretary-Treasurer

DATED:  March 2, 2012 .

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

By:	/s/ R. Pierce Onthank
R. Pierce Onthank, Director
Date signed: March 2, 2012

By:	/s/John S. Gebhardt
John S. Gebhardt, Director
Date signed: March 2, 2012

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

Morrill & Associates
Bountiful, Utah
October 11, 2011

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets
For the Years Ended June 30,

Assets
	2011	2010 (Restated)
Current Assets
Cash (Note 1)	$246,061	$25,585
Prepaid expenses	47,955	-
Funds reserved for acquisitions (Note 6)	-	392,500

Total Current Assets	294,016	418,085

Property and Equipment
Office equipment	29,265	27,421
Leasehold improvements	26,458	26,458
Accumulated depreciation	(32,544)	(25,983)

Net Property and Equipment	23,179	27,896

Other Assets
Investment in oil & gas working interest	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$1,927,318	$2,056,104

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$64,336	$62,757
Security deposits	13,200	13,200
Note payable	19,811	-
Accrued liabilities	889,840	668,332

Total Current Liabilities	987,187	744,289

Total Liabilities	987,187	744,289

Stockholders’ Equity (Notes 7 & 8)
Preferred Stock, 20,000,000 authorized (none issued)	-	-
Common stock, par value $0.001 per share; authorized 80,000,000 shares;
34,385,333 and 33,195,286 shares issued and outstanding, respectively	34,353	33,195
Capital in excess of par value	10,948,465	10,329,523
Accumulated deficit	(10,042,687)	(9,050,903)

Total Stockholders’ Equity	940,131	1,311,815

Total Liabilities and Stockholders’ Equity	$1,927,318	$2,056,104

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Years Ended June 30,

	2011	2010 (Restated)

Revenue	$-	$-

General and Administrative Expenses
Legal and professional	191,879	144,562
Depreciation and amortization expense	6,561	6,642
General and administrative	772,504	780,545

Total Expenses	970,944	931,749

Net Operating Loss	(970,944)	(931,749)

Other Income and (Expense)
Interest expense	(15,620)	(7,960)
Taxes – other	(5,220)	(3,083)

Total Other Income and (Expense)	(20,840)	(11,043)

Net Loss before Federal Income Tax	(991,784)	(942,792)
Federal Income Tax	-	-

Net Loss	$(991,784)	$(942,792)

Basic Loss per Common Share	$(0.03)	$(0.03)

Weighted Average Number of Shares Outstanding	33,539,434	32,441,034

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2009 through June 30, 2010
(Restated)

	Common Stock		Capital in Excess	Accumulated	(Restated)
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2009	31,019,255	$31,019	$8,722,826	$(8,108,111)	$645,734

July, 2009, new shares issued for payables at $0.81 per share	8,025	8	6,492		6,500

July, 2009, new shares issued for services at $0.62 per share	9,772	9	5,991	-	6,000

August, 2009, new shares issued for payables at $0.73 per share	8,904	9	6,491	-	6,500

September 2009, new shares issued for payables at $0.79 per share	8,228	8	6,492	-	6,500

October, 2009, new shares issued for payables at $0.69 per share	9,420	9	6,491	-	6,500

October, 2009, new shares issued to acquire oil & gas working interest investment at $0.72 per share	2,000,000	2,000	1,438,000	-	1,440,000

November, 2009, new shares issued for payables at $0.64 per share	10,156	10	6,490		6,500
				-
December 2009, new shares issued for payables at $0.66 per share	9,848	10	6,490	-	6,500

December, 2009, 100,000 warrants in connection with oil and gas working interest acquisition	-	-	43,913	-	43,913

December, 2009, new shares issued for services at $0.70 per share	14,280	14	9,986	-	10,000

January, 2010, new shares issued for payables at $0.81 per share	8,025	8	6,492	-	6,500

January, 2010, new shares issued for services at $0.74 per share	4,000	4	2,956	-	2,960

February, 2010, new shares issued for payables at $0.66 per share	9,848	10	6,490	-	6,500

March 2010, new shares issued for payables at $0.74 per share	8,784	9	6,491	-	6,500

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2009 through June 30, 2010
(Restated)

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

April 2010, new shares issued for payables at $0.71 per share	9,155	9	6,491	-	6,500

April 2010, new shares issued for services at $0.73 per share	13,707	14	9,986	-
					10,000
May, 2010, new shares issued for payables incurred for services rendered June 2009 through May 2010 at a weighted average price of $0.71 per share	25,431	26	17,974	-	18,000

June, 2010, new shares issued for payables at $0.69 per share	18,448	19	12,981	-	13,000

Net (loss) for the year ended June 30, 2010	-	-	-	(942,792)	(942,792)

Balance June 30, 2010	33,195,286	$33,195	$10,329,523	$ (9,050,903)	$1,311,815

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2010 through June 30, 2011

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2010 (Restated)	33,195,286	$33,195	$10,329,523	$(9,050,903)		$1,311,815

July 2010, new shares issued for payables at $0.71 per share	9,155	9	6,491	-		6,500

September 2010, new shares issued for payables at $0.74 per share	17,514	18	12,982	-		13,000

October 2010, new shares issued for payables at $0.85 per share	15,350	15	12,985	-		13,000

January, 2011, new shares issued for payables incurred for services rendered July 2010 through December 2010 at a weighted average price of $0.76 per share	21,153	21	11,979	-		12,000

March 2011, new shares issued for cash at $0.50 per share	1,000,000	1,000	499,000	-		500,000

May, 2011, new shares issued for payables incurred for services rendered June 2010 through May 2011 at a weighted average price of $0.76 per share	23,554	24	17,976	-		18,000

June, 2011, new shares issued for payables incurred for services rendered January 2011 through June 2011 at a weighted average price of $0.51 per share	23,321	23	11,977	-		12,000

June, 2011, new shares issued for services at $0.57 per share	5,000	5	2,845	-		2,850

June, 2011, new shares issued for services at $0.57 per share	75,000	43	42,707	-		42,750

Net (loss) for the year ended June 30, 2011	-	-	-	(991,784)		(991,784)

Balance June 30, 2011	34,385,333	$34,353	$10,948,465	$ (10,042,687)	$	$ 940,131

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Years Ended June 30,

	2011		(Restated) 2010

Cash Flows From Operating Activities
Net loss	$	(991,784)	$	(942,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		6,561		6,642
Prior period adjustment		-		(14,773)
Common stock issued for current debt, services		120,100		124,960
Changes in operating assets and liabilities (Increase) decrease in prepaid expenses		(28,144)		-
Increase (decrease) in accounts payable		1,579		(6,763)
Increase (decrease) in accrued expenses and other current liabilities		221,508		177,432

Net Cash Used In Operating Activities		(670,180)		(655,294)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions		(1,844)		-
Funds reserved for acquisitions		392,500		747,000
Expenditures for working interest investment		-		(100,000)

Net Cash Provided By Investing Activities		390,656		647,000

Cash Flows From Financing Activities

Cash received from stock issuance		500,000		-

Net Cash Provided by Financing Activities		500,000		-

Net Increase (Decrease) in Cash		220,476		(8,294)

Cash and Cash Equivalents, Beginning of Year		25,585		33,879

Cash and Cash Equivalents, End of Year		$246,061		$25,585

Cash Paid For:
Interest		$15,620		$6,465
Taxes		$-		$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable		$8,500		$24,500
Common stock issued for services rendered		$111,600		$100,460
Common stock issued for oil and gas working interest		$-		$1,440,000
Warrants issued for oil and gas working interest		$-		$43,913

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

e. Basic Loss Per Share of Common Stock

(Restated)
	For the Year Ended June 30, 2011		For the Year Ended June 30, 2010

Loss (numerator)	$	(991,784)	$ (942,792)

Shares (denominator)		33,539,434	32,441,034

Per Share Amount	$	(0.03)	$ (0.03)

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

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.
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

j. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 5 - Common Stock Warrants

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 480-10 “Share Based Payment” using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of  FASB ASC 480-10, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 480-10.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2011 and 2010. During the year ended June 30, 2010, the Company issued 100,000 warrants in connection with the acquisition of the oil and gas working interest acquisition more fully explained in Note 7 below and also extended the expiration date of the 2,000,0000 warrants to its officers for an additional five years.

A summary of the status of the Company’s stock warrants as of June 30, 2011 and 2010 is presented below:

	Stock Warrants	Exercise Price	Weighted Ave. Exercise Price

Outstanding and Exercisable, June 30, 2009	3,867,326	$0.75-1.75	$1.33

Granted	100,000	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2010	3,967,326	$0.75-1.75	$1.34

Outstanding and Exercisable, June 30, 2010	3,967,326	$0.75-1.75	$1.34

Granted	1,607,326	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2011	2,360,000	$0.75-1.75	$1.09

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2011 and 2010

Note 5 – Common Stock Warrants (continued):

A summary of outstanding stock warrants at June 30, 2011 follows:

Number of Common Stock Equivalents	Expir. Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Ave Exer. Price

50,000	October, 2012	1.250	$1.75	$1.75
210,000	September, 2012	1.250	$1.50	$1.50
100,000	October, 2012	1.333	$1.75	$1.75
1,000,000	December, 2015	4.500	$0.75	$0.75
500,000	December, 2015	4.500	$1.00	$1.00
500,000	December, 2015	4.500	$1.50	$1.50

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

•
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

•
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