Form 10-Q
period 2012-03-31
AMERICAN ENERGY GROUP LTD
filed 2012-05-21
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _______________

Commission file number:  0-26402

THE AMERICAN ENERGY GROUP, LTD.
 (Exact name of Registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Gorham Island Suite 303 Westport, Connecticut	06880
(Address of principal executive offices)	(Zip code)

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

As of May 21, 2012, the number of Common shares outstanding was 38,732,761

Transitional Small Business Issuer Format (Check one) Yes ☐  No ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	March 31, 2012	June 30, 2011
	(Unaudited)

Current Assets
Cash	11,493	246,061
Oil and gas sales receivable	514,840	-
Prepaid expenses	14,525	47,955

Total Current Assets	540,858	294,016

Property and Equipment
Office equipment	30,417	29,265
Leasehold improvements	26,458	26,458
Accumulated depreciation	(36,435)	(32,544)

Net Property and Equipment	20,440	23,179

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	26,209	26,209

Total Other Assets	1,610,123	1,610,123

Total Assets	$2,171,421	1,927,318

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	61,580	64,336
Security deposits	13,200	13,200
Note payable	-	19,811
Accrued liabilities	130,317	889,840

Total Current Liabilities	205,097	987,187

Total Liabilities	205,097	987,187

Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 37,982,761 and
34,385,333 shares issued and outstanding, respectively	37,982	34,353
Capital in excess of par value	12,082,836	10,948,465
Accumulated deficit	(10,154,494)	(10,042,687)

Total Stockholders’ Equity	1,966,324	940,131

Total Liabilities and Stockholders’ Equity	$2,171,421	$1,927,318

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2012 and 2011
Unaudited

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Revenue	$242,028	$0	$545,230	$0

Cost of Goods Sold	0	0	0	0

Gross Profit	242,028	0	545,230	0

Expenses
Administrative salaries	108,201	118,600	301,791	344,500
Legal and professional	67,232	31,713	164,082	93,357
General and administrative	47,303	48,174	145,526	118,020
Office overhead expenses	13,253	38,358	36,303	104,550
Depreciation	1,297	1,763	3,891	4,921

Total Expenses	237,286	238,608	651,593	665,348

Net Operating Income (Loss)	4,742	(238,608)	(106,363)	(665,348)

Other Income and (Expense)
Interest expense	(1,751)	(4,545)	(5,444)	(12,071)

Total Other Income (Expense)	(1,751)	(4,545)	(5,444)	(12,071)

Net Income (Loss) Before Tax	2,991	(243,153)	(111,807)	(667,419)

Income Tax	0	0	0	0

Net Income (Loss)	$2,991	$(243,153)	$(111,807)	$(667,419)

Earnings (Loss) per Share

Basic	$0.00	$(0.01)	$0.00	$(0.02)

Fully Diluted	$0.00	$ (N/A )	$ (N/A )	$ (N/A )

Weighted Average Number
Of Shares Outstanding

Basic	37,469,960	34,213,826	35,638,468	33,213,826

Fully Diluted	39,829,960	36,573,826	37,998,468	35,573,826

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Nine Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash Flows From Operating Activities
Net loss	$(111,807)	$(677,419)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,891	4,921
Common stock issued for debt and services	40,000	32,500
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(514,840)	-
(Increase) decrease in prepaid expenses	33,430	-
Increase (decrease) in accounts payable	(2,756)	12,209
Increase (decrease) in accrued expenses and other current liabilities	43,666	179,500

Net Cash (Used In) Operating Activities	(508,416)	(448,289)

Cash Flows From Investing Activities
Funds (reserved for) / released from acquisitions	-	392,500
Expenditures for office equipment	(1,152)	(1,844)

Net Cash Provided By (Used In) Investing Activities	(1,152)	390,656

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	275,000	500,000

Net Cash Provided By Financing Activities	275,000	500,000

Net Increase (Decrease) in Cash	(234,568)	442,367

Cash and Cash Equivalents, Beginning of Period	246,061	25,585

Cash and Cash Equivalents, End of Period	11,493	467,952

Cash Paid For:
Interest	5,444	12,071
Taxes	-	-

Non-Cash Financing Activities:
Common stock issued for payment of debt	823,000	32,500
Common stock issued for services rendered	$40,000	-

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
March 31, 2012

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2011 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Income (Loss) (numerator)	$2,991	$(243,153)	$(111,807)	$(667,419)

Basic - Shares (denominator)	37,469,960	34,213,826	35,638,468	33,213,826

Fully Diluted Shares (denominator)	39,829,960	36,573,826	37,998,468	35,573,826

Basic Income (Loss) Per Share	$0.00	$(0.01)	$(0.00)	$(0.02)

Fully Diluted Income (Loss) Per Share	$0.00	N/A	N/A	N/A

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

During December, 2011, the Company issued 1,088,193 shares of common stock for accrued compensation due to a former Director valued at $810,000.

During February, 2012, the Company issued 666,667 shares of common stock for cash at $0.15 per share.

During March, 2012, the Company issued 125,000 shares of common stock for $0.20 per share.

During March, 2012, the Company issued 217,568 shares for services and payables valued at $53,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
March 31, 2012

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

Note 6 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2012 through the date the financial statements were issued. Subsequent to March 31, 2012, the Company issued 750,000 shares of common stock for cash for $0.20 per share. There were no other material events that warrant any additional disclosure .

Note 7 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2012, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal periods. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. The Company received its initial two royalty payments from the operator of the Pakistan petroleum concession in the fall of 2011 and then the operator suspended payments due to its financial difficulties, at which time the operator advised the Company that future revenue payments would be accrued until the financial difficulties were resolved.  In response to the revenue payment suspension, the Company initiated legal proceedings in the High Court of Islamabad, Pakistan against the operator and others to enforce its right to receive monthly production payments from the operator.  The Company subsequently sold 3,041,667 Common shares to private investors for an aggregate $425,000 in order to meet near term operating capital requirements and expects to make future sales if necessary in the event that the pending litigation does not result in a prompt resumption of the revenue payments.  However, there can be no assurance that the litigation will be successful in causing the resumption of revenue payments and, there can be no assurance that management’s efforts to raise operating capital through the sale of securities will be successful, should such sales be necessary.

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

Overview

In November, 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation.  We retained in the sale an interest in all production from the Yasin Block equal to 18% of gross revenues.  Drilling of the first well in Pakistan as to which our interest pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005.  A state-of-the-art, third party owned, surface facility for the well was constructed for Hycarbex after well completion.  During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test but the production quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by the third party. Additional gas volumes were sold in April, 2011. The production re-commenced into the pipe line in July, 2011, at the initial rate of 3.5 million cubic feet of gas per day (MMCFD).  Hycarbex previously advised that this rate is expected to be gradually increased to 15 MMCFD during the Extended Well Test.  Such production can likewise experience temporary interruptions to permit testing, calibration and other activities common with an Extended Well Test.

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, voluntarily suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues due to the Company until it resolved its financial difficulties.  Although the daily production rate has increased to over 8 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company.   In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations and to impose injunctions to preserve the status quo.  We were successful in obtaining the injunctions against Hycarbex and in March, 2012, in obtaining a final order from the Islamabad High Court which directs the litigants to proceed to final arbitration with the International Chamber of Commerce (ICC) International Court of Arbitration in London, UK.  We filed our arbitration claims in April, 2012.  In our arbitration claim, we are seeking an order which voids, ab initio, based upon our allegations of fraud and misrepresentation, the original 2003 Stock Purchase Agreement under which Hydro Tur, Ltd. acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks recovery of the Hycarbex stock sold in 2003.  If we are successful in obtaining this remedy from the arbitrators, American Energy will then own the working interest now held by Hycarbex.  We have requested the alternative remedy of a declaration that American Energy is the owner of a 25% carried working interest, to which is attributed 18% of gross production free of costs and taxes, and an order recovering accrued, unpaid production.   In February, March and April, 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for near term working capital requirements while the litigation and arbitration are pending.  Additional sales of securities are expected to be made to support future working capital requirements.

Results of Operations

Our operations for the three and nine months ended March 31, 2012 reflected net operating income of $4,742 and a net operating loss of $(106,363), respectively, as compared to net operating losses of $(238,608) and $(665,348) for the three and nine months ended March 31, 2011, respectively.   The net income for the quarter ended March 31, 2012 is  predominantly a direct result of oil and gas revenue earned during the current quarter in the amount of $242,028.   Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans.   In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two  revenue payments totaling $30,425.11 covering Hycarbex’s April 2011 and July 2011 production.  Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues due to the Company until it resolved its financial difficulties.  As a result, the accrued production revenues due to the Company from August through the date of this report have not been distributed to the Company.

Hycarbex performed scheduled maintenance on the surface gas treatment facility and replaced the amine fluid in September, 2011, which enabled production to increase from 3.6 million cubic feet per day to 7.6 million cubic feet per day in October.  Unofficial verbal reports have indicated to Company management that production has temporarily climbed as high as 9.2 million cubic feet per day, but the written reports from Hycarbex to the Pakistan Oil Ministry in February indicate a daily production rate of 8.3 million cubic feet per day.  Furthermore, the production rate volumes actually reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for October, 2011 was 7.4 million cubic feet per day, for November, 2011, was 8.4 million cubic feet per day, and for December, 2011, was 8.3 million cubic feet per day.  Thus, we have based our production and revenue accrual estimates and assumptions near that daily figure due to Hycarbex’s failure, despite repeated requests, to provide us with updated, accurate production and sale information.   Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.80 per million cubic feet of gas sold.  Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for February, 2012 of 8.3 million cubic feet of gas per day would result in an estimated accrual to the Company for the quarter of $242,028.  Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content, the actual price received and the actual sale volumes for the entire quarter.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company.   In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 666,667 shares of Common Stock in February, 2012, for $100,000.  The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan.  We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements.  The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations.  In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common  Stock in November, 2011, for $150,000, 666,667 shares of Common Stock in February, 2012, for $100,000, 125,000 shares of Common Stock in March for $25,000, 125,000 shares of Common Stock in April for $25,000 and 625,000 shares of Common Stock in April for $125,000..  The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending Pakistan litigation and arbitration in London.  Management is optimistic that such proceedings will be successful in causing the recovery of the entire Yasin concession from Hycarbex by the voiding of the 2003 Stock Purchase Agreement, or alternatively, causing the resumption of payments to the Company.   However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009.  While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, Management is optimistic that pending arbitration proceedings will be successful in causing the recovery of the entire Yasin concession from Hycarbex by the voiding of the 2003 Stock Purchase Agreement, or alternatively, causing the resumption of payments to the Company.     We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements.  We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day.   Our business strategy is to use these sales of securities to meet our administrative expenditure requirements and legal expenses until the monthly payments derived from production are resumed.    Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production  purchase opportunities in Pakistan and other petroleum producing regions.

The Yasin Block, to date, has no reported Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”.  However, based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, we strongly believe that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration.  If successfully developed, our reserved 18% production interest will likely be a good source of cash revenues because our cost-free interest entitles us to share in gross, rather than net, production.  We expect to use these anticipated revenues for further investment in other revenue generating assets or business activities.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2012.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

In conjunction with this Report on Form 10-Q and the certification of the disclosures herein, and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer, Pierce Onthank, evaluated the effectiveness of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of March 31, 2012. The assessment was conducted in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, the Company’s management concluded that there was no material weakness in the Company’s internal control over financial reporting, and concluded that the Company’s disclosure controls and procedures and the Company’s financial control over financial reporting are effective as of March 31, 2012.  The Company is extremely small and had just begun receiving revenues from gas royalties when the revenue payments were wrongfully and abruptly suspended by Hycarbex due to its financial difficulties. The Company responded by initiating litigation in the High Court of Islamabad, Pakistan to enforce the required revenue payments.   Management believes that the internal control over financial reporting should be improved through an increase in staff size, segregation of financial duties and responsibilities and appointment of an audit committee by the Board of Directors and intends to make such improvements when the pending litigation is resolved and the revenue stream is resumed.

There have been no  changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the fiscal quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect  the internal control over financial reporting.  This report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the attestation rules are not yet applicable to the Company.

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan.   Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and  simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests.  Our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April, 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012).    The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum.  Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum.  Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion.  Management believes that the assertions by Hycarbex in its appeal are entirely without merit.  American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application.  These appeals are expected to be heard in June, 2012.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration.  In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders.   Alternatively, our arbitration claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues.    The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].”   If we are successful in obtaining this remedy from the arbitrators, American Energy will recover the Hycarbex stock sold to Hydro Tur, Ltd. in 2003 and thus effectively recover all of the Yasin working interest owned by Hycarbex. The respondents have not yet filed their response to the arbitration claim, which is due to proceed further in June, 2012.

ITEM 1A-RISK FACTORS

Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2012, we sold 666,667 shares of Common Stock to a private investor for $100,000.  In March, we sold 125,000 shares of Common Stock to that investor for $25,000.   The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.  Subsequent to the end of the quarter, in April, 2012, we sold another 750,000 shares of Common Stock to private investors for $150,000.  These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2012.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: May 21, 2012	By:	/s/ R. Pierce Onthank
R. Pierce Onthank,
President, Chief Executive
Officer, Principal Financial Officer and Director