Form 10-K
period 2012-06-30
AMERICAN ENERGY GROUP LTD
filed 2012-10-15
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number:  0-26402

THE AMERICAN ENERGY GROUP, LTD.
 (Name of small business issuer in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1Gorham Island, Suite 303 Westport, Connecticut	06880
(Address of principal executive offices)	(Zip code)

(Issuer’s telephone number 203/222-7315)
__________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share
__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The issuer had revenues of $849,980 for the year ended June 30, 2012.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 12, 2012, was $7,240,759.

As of October 15, 2012, the number of Common shares outstanding was 40,479,429

DOCUMENTS INCORPORATED BY REFERENCE – None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEMS 1 AND 2 – BUSINESS AND PROPERTIES.

Overview

Until our 2002 bankruptcy filing, we were an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan.  We emerged from bankruptcy in January 2004 with two assets, a non-producing 18% gross production interest in the Yasin 2768-7 Block in Pakistan, and a non-producing working interest in an oil and gas lease in Galveston County, Texas. While the bankruptcy proceedings were pending, our producing oil and gas leases in Fort Bend County, Texas were foreclosed by a secured lender. Our non-producing Galveston County, Texas oil and gas lease rights were not affected by the foreclosure. In November 2003, we sold the capital stock of our then existing subsidiary, Hycarbex-American Energy, Inc., which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey (“Hydro Tur”). We retained an 18.0% gross production interest in future production. We emerged from bankruptcy in January 2004 with these two assets intact and with our sole business being the maintenance and management of these assets.

Acquisition of the Original Pakistan Concession and the 18% Production Interest in the Yasin Concession

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

We previously notified Smith Energy of our claim that the 15% interest in the mid-range zones had matured and filed a bankruptcy proceeding against Smith Energy to obtain an accounting.  Smith Energy contested this assertion resulting in a dispute over relative rights of the parties.  We dismissed the suit in the bankruptcy court with the intention of pursuing civil litigation against Smith Energy in the Texas state court system.  However, on April 14, 2006, we entered into a Compromise Settlement Agreement with Smith Energy and Howard A. Smith, fully resolving the dispute without the need for further litigation.  Under the settlement terms, we have agreed to relinquish our 15% back in interest in the mid-range zones in exchange for Smith Energy’s overriding royalties in the deep zones, access to Smith Energy’s existing seismic data covering the leases, and a stipulation by Smith Energy that we can operate all wells drilled by us or our agents in the deep zones and, where needed, utilize existing Smith Energy roads, water injection wells, and other facilities.

Our management has explored some of the opportunities to realize value from these deep rights, including potential farmout or sale.  The best course for these assets has not been determined, but the leases are held in force by third party production and, therefore, do not require development of these rights by a certain date.

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

Pursuant to our Second Amended Plan of Reorganization which was approved by the Bankruptcy Court on September 3, 2003, all outstanding shares of common and preferred stock were cancelled and the issuance of new shares of common stock to the bankruptcy creditors was authorized by the Court.  We emerged from bankruptcy in January 2004 with new management, virtually debt-free, and with our outstanding common stock reduced to almost one third of pre-bankruptcy level.  We emerged from bankruptcy as a restructured company, focused upon acquiring and developing new oil and gas-based projects through prudent management of our two assets, the 18% gross production interest in the Yasin Concession in Pakistan and our working interests in our oil and gas leases in Galveston County, Texas.

Pakistan Activities and Additional Opportunities

Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles).  Most of this area remains virgin and unexplored. According to the Ministry of Petroleum and Natural Resources (“MPNR”), cumulative drilling within Pakistan has resulted in a very encouraging success ratio  Platts’ 2009 estimates indicate Pakistan’s proven gas reserves are at 885.3 cubic meters and proven oil reserves are at 339,000 bbls.  Annual demand for oil and gas equivalents is 400,000 barrels per day, of which only thirteen percent (13%) is being met by in-country production.During fiscal year 2009-2010, 68 new wells were drilled in Pakistan.  During fiscal year 2010-2011,  42 new wells were drilled in Pakistan. The Pakistani government’s current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities to acquire exploration rights in these undeveloped areas.

Relevant Features of Pakistan Oil and Gas Laws

In Pakistan, exploration licenses are awarded directly by the office of the President.  Under the current rules, the term of each concession is twenty five (25) years with the opportunity for a five (year) extension.  The rules are silent as to extensions beyond 30 years, but recent aggressive efforts by the government to privatize the oil and gas industry have resulted in requests from potential private bidders to clarify the possibility of additional extensions if wells continue to produce. At the time of a concession award, the recipient is awarded a 95% working interest and the remaining 5% is awarded to the government-owned Government Holdings (Private) Limited (“GHPL”).  A twelve and one half percent (12.5%) royalty is also retained by the government of Pakistan.  The 5% working interest held by GHPL is a “carried interest” and thus does not share in the costs of drilling and completion of the wells.  Production profits and gains (as determined by a 1979 Income Tax Ordinance) are subject to a forty percent (40%) income tax.The working interest owners (other than GHPL) are also required to pay the President a production bonus should the production achieve certain milestones.  A bonus of $500,000 is the first threshold at commencement of Commercial Production, then $1,000,000 upon achieving 30 million barrels of oil equivalent (“BPOE”), then $1,500,000 upon achieving 60 million BPOE, then $3,000,000 upon achieving 80 million BPOE and finally $5,000,000 upon achieving 100 million BPOE.  Under the concession agreement, the production bonuses are required to be expended upon infrastructure in the area. The term “Commercial Production” is defined as production of petroleum from a Commercial Discovery which ensures at least the recovery of all expenses attributable to the discovery within a reasonable time and the earning of a reasonable profit.  The term Commercial Discovery refers to a discovery well which is declared by the operator, then verified by an appraisal well, with the concurrence of the Operating Committee and the government, and which would justify economic development.  If the operator believes that an appraisal well is not justified, then the working interest owners have the right to seek Commercial Discovery status on a one-well basis. At such time as the operator achieves a Commercial Discovery, GHPL has the right to increase its 5% working interest up to a maximum of 25% in the discovery area by reimbursing to the operator out of GHPL’s share of production 5% of the costs of drilling and completion.  Thereafter, GHPL must pay its proportionate share of all development costs.  In the last several years, the government of Pakistan has not exercised its rights to increase its working interest when Commercial Discoveries occurred, but the option to do so is nevertheless included within each concession agreement.

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

Under the current rules, working interests can be transferred with the approval of the Government.  There is, however, no existing registry for a non-cost bearing royalty carved from the working interest and transferred to a private party.  Contracts which create such interests are legal and enforceable in Pakistan, just as in United States’ venues, under the Pakistan law titled: Specific Relief Act of 1887.   The production interest assigned to us is free of the costs of development and exploration and thus does not have the financial exposure associated with a traditional working interest.  However, title to the production interest is not registered similar to an interest in real estate as it would be in the United States.  A production interest in Pakistan is dependent upon the viability of the concession to continue in force.  Therefore, any future forfeiture or surrender of the concession will result in elimination of the American Energy interest.

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

The Haseeb No. 1 Well

The Haseeb No. 1 Well was drilled on the Yasin Concession by the Polish Oil and Gas Company for Hycarbex during March and April 2005 to a total depth of 4,945 feet (1,507 meters).  The well is located approximately 9 miles from the Hassan No. 1 well drilled by PPL and 5.6 miles from the City of Shikapur in the Sindh Province.  Open hole logs performed on the well demonstrated gas shows from 3,543 feet to 3,688 feet and a net pay thickness of 82 feet.  The drill stem test conducted over a short duration on a one-half inch choke indicated a production rate form the Sui Main Limestone equivalent to approximately 7.3 MM cubic feet of 805 BTU gas per day.  The gas was tested for carbon dioxide and water content and was found to have low levels of each.

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

Other Factors Affecting Pakistan Exploration Opportunities

With regard to Pakistan in-country opportunities, experts view Pakistan as a country with realistic potential for the discovery of large oil and gas reserves.  Previously perceived as containing far less oil and gas potential than the Arabian Peninsula countries, Pakistan has never received the extensive exploration efforts required to fully explore the vast and numerous structures warranting such attention.  However, in recent years, a significant number of well known international oil and gas operators have moved into Pakistan, and their efforts have met with a high degree of success.  These operators include Premier from the United Kingdom, BHP from Australia, China Oil from China, OMV from Austria, Petronas from Malasia, MOL from Hungary and Shell Oil from the Netherlands.  A number of new commercial discoveries have been announced in recent years.   There is also geological data which suggests nearly identical structures with those of the Arabian Peninsula.  Of the 725 exploratory wells drilled through 2008 (15 of which have been offshore), an above-average number (i.e. 1:3.3) have succeeded and this degree of success supports the position that Pakistan is a good location in which to focus exploration efforts.

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

Office Facilities

In April, 2006, we relocated our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut.  The office space contains approximately 3,574 square feet and was leased under a 5-year lease which expired on March 31, 2011, and became a month-to-month  lease.  Effective November 1, 2011, the lease was amended and reduced in square footage to 2,175 square feet.  The amended lease provides for a two year term.   Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. For the year ending June 30, 2012, office rental expenditures totaled $106,821, while income from the sublessees totaled $68,245, resulting in a net expenditure for the fiscal period equal to $38,576. We anticipate negotiating a renewal lease for this facility during the next fiscal year.

Employees

As of June 30, 2012, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office.

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

In view of our limited history in the oil and gas exploration business, our prior bankruptcy proceedings between June 2002 and January 2004, and the fact that Hycarbex suspended its obligatory Yasin production  payments to us shortly after the revenues began in 2011, it may be difficult for investors to evaluate our business and prospects.  Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  For our business plan to succeed, we must successfully undertake most of the following activities:

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

As of June 30, 2012, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 5.8% of the outstanding common stock, including all warrants exercisable within 60 days.  This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control.  This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Hycarbex Asia Pte. Ltd., and its subsidiary firm, Hycarbex-American Energy, Inc., the operator of the Yasin 2768-7 Block petroleum concession suspended the obligatory revenue payments to the Company in the fall of 2011 based upon asserted financial difficulties.  Litigation with Hycarbex was initiated in December, 2011. Hycarbex’s stated financial difficulties could hinder the further development of the Haseeb Gas Field and the Yasin Block which could adversely affect our expected revenues.

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

We are authorized to issue 80,000,000 shares of our common stock. The 39,432,761 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the conversion of notes or the exercise of options or warrants.  As of June 30, 2012, we had outstanding warrants to purchase shares of our common stock, the exercise price of which range between $0.75 and $1.75 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof.  To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

The oil and gas business is subject to drilling and operational hazards.

The oil and gas business involves a variety of operating risks, including:

•	blowouts, cratering and explosions;
•	mechanical and equipment problems;
•	uncontrolled flows of oil and gas or well fluids;
•	fires;
•	marine hazards with respect to offshore operations;
•	formations with abnormal pressures;
•	pollution and other environmental risks; and
•	natural disasters.

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

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.  Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand, market uncertainty and a variety of additional factors that are beyond our control.  These factors include:

•	the threat of global terrorism;
•	regional political instability in areas where the exploratory wells are drilled;
•	the available supply of oil;
•	the level of consumer product demand;
•	weather conditions;
•	political conditions and policies in the greater oil producing regions, including the Middle East;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	the price of foreign imports;
•	actions of governmental authorities;
•	domestic and foreign governmental regulations;
•	the price, availability and acceptance of alternative fuels; and
•	overall economic conditions.

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

Pakistan is geographically positioned in a region which has experienced a great deal of political instability and violence.  The current regime is viewed as pro-western, but a change in government in Pakistan, such as an Islamic fundamentalist government, could have many wide-ranging adverse effects upon the validity of existing exploration licenses and concession agreements and upon our ability to enforce our contractual agreements.  Additionally, with or without such governmental changes, recurring incidents of violence could adversely affect oil and gas exploration and marketing operations which would, in turn, adversely affect our ability to receive royalty payments derived from those operations.  Examples of regional conflicts, incidents and political unrest inside Pakistan’s borders include the following:

•	the Kashmir region bordering India, Pakistan, Afghanistan and China, has been a continuing source of tension and armed conflict between India and Pakistan since 1947;

•	Baluchistan Province tribesmen have previously attacked the Sui gas fields in Balochistan in Southwest Pakistan generally as a protest for more jobs and higher royalty payments; and

•
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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2012 or the date of this report.

ITEM 3 – LEGAL PROCEEDINGS

In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan.   Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and  simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests.  Our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April, 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012).    The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum.  Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum.  Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion.  American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application.  These appeals are expected to be heard in calendar 2012.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration.  In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The respondents have not yet filed their response to the arbitration claim, which is due to proceed further in calendar 2012.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the year ended June 30, 2012.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter pink sheets (previously the over the counter bulletin board through February 22, 2011) under the symbol AEGG. The trading market began during the quarter ending December 31, 2004.The following table sets forth the quarterly high and low bid prices for each quarter since the inception of trading.  Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low

December 31, 2004	$0.55	$0.20
March 31, 2005	$1.50	$0.75
June 30, 2005	$3.03	$0.50
September 30, 2005	$1.82	$1.15
December 31, 2005	$1.90	$1.01
March 31, 2006	$1.98	$1.30
June 30, 2006	$2.00	$1.45
September 30, 2006	$1.45	$0.60
December 31, 2006	$1.40	$0.40
March 31, 2007	$1.60	$1.03
June 30, 2007	$1.49	$0.85
September 30, 2007	$1.21	$0.70
December 31, 2007	$1.04	$0.42
March 31, 2008	$0.95	$0.51
June 30, 2008	$1.06	$0.56
September 30, 2008	$0.88	$0.53
December 31, 2008	$1.17	$0.51
March 31, 2009	$1.00	$0.45
June 30, 2009	$0.85	$0.60
September 30, 2009	$0.86	$0.61
December 31, 2009	$0.76	$0.52
March 31, 2010	$0.94	$0.63
June 30, 2010	$0.90	$0.65
September 30, 2010	$0.85	$0.64
December 31, 2010	$1.04	$0.60
March 31, 2011	$0.71	$0.45
June 30, 2011	$0.57	$0.35
September 30, 2011	$0.57	$0.12
December 31, 2011	$0.25	$0.05
March 31, 2012	$0.40	$0.13
June 30, 2012	$0.25	$0.10

As of June 30, 2012, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.57.   As of June 30, 2012, we had approximately 40 registered holders of our common stock (excluding holders in “street name”).  As of June 30, 2012, there were 39,432,761 shares of common stock issued and outstanding and as of October 15, 2012, there were 40,479,429 shares of common stock issued and outstanding.

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

The following table sets forth all equity compensation plans as of June 30, 2012.

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

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2011 and ending June 30, 2012, we sold 3,741,667 unregistered shares of Common Stock for a cash consideration of $530,000 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex.   During the fiscal year ending June 30, 2012, we issued 1,088,193 restricted shares to resigning Director, Iftikhar A. Zahid, in payment of accrued, unpaid compensation for fiscal periods through his resignation date, and we issued 217,568 Common S-8 registered shares to third party professionals for services rendered.   Subsequent to the end of the fiscal year, we sold 1,046,668 shares of Common Stock for a cash consideration of $157,000.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

	2012	2011	2010 restated	2009	2008
Revenue
Oil and Gas Sales	$849,980	-0-	-0-	-0-	-0-

General and Administrative Expenses

Legal and Professional	231,650	191,879	144,562	201,887	241,785
Depreciation and Amortization Expense	5,188	6,561	6,642	6,971	6,755
General and Administrative	701,133	772,504	780,545	677,873	681,265
Total Expenses	943,971	970,944	931,749	886,731	929,805
Net Operating Loss	93,991	970,944	931,749	886,731	929,805

Other Income and (Expense)

Interest Income				-0-	1,742
Interest Expense	(9,706)	(15,620)	(7,960)	(6,465)	(4,790)
Total Other Income and (Expense)	(15,461)	(20,840)	(11,043)	(6,465)	(3,048)
Net Loss Before Federal Income Tax	(109,452)	(991,784)	(942,792)	(893,196)	(932,853)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-

Net Loss	(109,452)	(991,784)	(942,792)	(893,196)	(932,853)

Basic Loss Per Common Share	(0.00)	(0.03)	(0.03)	(0.03)	(0.03)

Weighted Average Number of Shares Outstanding	36,490,028	33,539,434	32,441,034	30,863,760	30,605,335

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments in breach of its contractual payment obligations due to Hycarbex’s asserted financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  Hycarbex further breached its contractual obligations by refusing to provide to American Energy detailed information regarding the production from the well and regarding the production revenues received from the sale of the produced hydrocarbons.  These overt and unjustified contractual breaches have continued through the date of this report.   Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test based upon information which we have garnered from reliable third party sources, the accrued production revenues due to the Company from August 2011 through the date of this report have not been paid by Hycarbex to the Company.   Based upon this third party information,

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations (See Part I, Item 3, Legal Proceedings).  In November, 2011, and in February, March,  April, and July 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

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

Results of Operations

Our operations for the twelve months ended June 30, 2012 reflected a net operating loss of $93,991 as compared to $970,944 for the twelve months ended June 30, 2011, related to salaries, office rental and overhead charges and legal and professional fees.  The total net loss for these same periods were $109,452 and $991,784, respectively.  Prior to the September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans.  In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s alleged financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production.  Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company which was viewed by the Company as a clear breach of Hycarbex’s contractual obligations.  Accordingly, a lawsuit was initiated against Hycarbex in December, 2011 for collection of all sums then owning and accruing thereafter.  Management expects to collect in the pending litigation and arbitration proceedings which ensued all production revenues due from Hycarbex.

Hycarbex performed scheduled maintenance on the surface gas treatment facility and replaced the amine fluid in September, 2011, which enabled production to increase from 3.6 million cubic feet per day to 7.6 million cubic feet per day in October. Unofficial but reliable third party reports have indicated to Company management that production has temporarily climbed as high as 10.26 million cubic feet per day.  Furthermore, the production rate volumes actually reported by Hycarbex to the Pakistan Oil Ministry and/or derived from these reliable third party sources indicate that the average daily production for October, 2011 was 7.4 million cubic feet per day, for November, 2011, was 8.4 million cubic feet per day, for December, 2011, was 8.3 million cubic feet per day, for January, 2012, was 7.3 million cubic feet per day, for February, 2012 was 8.8 million cubic feet per day, for March, 2012, was 8.3 million cubic feet per day, for April, 2012, was 10.06 million cubic feet per day, for May, 2012, was 10.38 million cubic feet per day, and for June, 2012, was 10.33 million cubic feet per day.    Figures secured for August, 2012, subsequent to the end of the fiscal year total 10.3 million cubic feet per day.Thus, we have based our production and revenue accrual estimates and assumptions near that daily figure due to Hycarbex’s failure to provide us with updated, accurate production and sale information.   Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.80 per thousand cubic feet of gas sold. Using this price and using the production figures derived from extremely reliable sources for the period, would result in an estimated accrual to the Company for the annual fiscal period of $849,980 and for the final quarter of the fiscal year of $304,750. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is extremely optimistic that such proceedings will be successful in causing the resumption of revenue payments to the Company.   In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000 and 666,667 shares of Common Stock in February, 2012, for $100,000, 125,000 shares of Common Stock in March, 2012, for $25,000,  750,000 shares of Common Stock in April, 2012, for $150,000, and 700,000 shares of Common Stock in June, 2012, for $105,000  Subsequent to the end of the fiscal year, we sold 1,046,668 shares of Common Stock for $157,000 and 800,000 shares of Common Stock for $120,000. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan.  Management expects to be successful in making  additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 8 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements.  The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations.  In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 1,500,000 shares of Common Stock in November, 2011, for $150,000, 666,667 shares of Common Stock in February, 2012, for $100,000, 125,000 shares of Common Stock in March for $25,000, 125,000 shares of Common Stock in April for $25,000, 750,000 shares of Common Stock in April for $150,000, and 700,000 shares of Common Stock in June for $105,000. Subsequent to the end of the fiscal year, we likewise sold  1,046,668 shares for $157,000 and 800,000 shares for $120,000. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company.   However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Management expects to have continued success in raising operating capital through securities sales pending the completion of these legal proceedings against Hycarbex. Management further expects to have success in the legal proceedings.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 8 – Going Concern footnote to Financial Statements above).

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2012.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2012.

ITEM 9A-CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

ITEM 9B - OTHER INFORMATION

Subsequent to the end of the fiscal year we sold 1,046,668 unregistered Common shares for $157,000 and 800,000 unregistered Common shares for $120,000 which will be used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex.  Management expects to have continued success in raising capital through securities sales pending the completion of the pending litigation with Hycarbex seeking recovery of accrued, unpaid production revenues.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2012, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	52	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	65	Director

R. Pierce Onthank, age 52, serves as President, CEO, Secretary-Treasurer.   Mr. Onthank has also  served as our Director since 2003.  Mr. Onthank received a BA in economics from Denison University in 1983.  He served as the investment broker for the Company from 1998 until 2001.  In addition to serving  American Energy Group Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients.  With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios.  Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987.  In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts.  Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993.  From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients.  Before becoming a director and an executive officer of The American Energy Group Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 65, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser.  Mr. Gebhardt resides in Celebration, Florida.  Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University.   Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001.  Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters.  Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held no physical meetings and six telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2012, and the Board of Directors took action at Board meetings or by unanimous written consent fourteen (14) times during that period.   Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives.  Mr. Onthank and Mr. Gebhardt serve upon the audit committee.  There are not any other standing committees of the Board of Directors based on the size of our business.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2009, 2010, 2011 and 2012 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards
Name	Title	Year	Salary	Bonus	Other Annual Comp-ensation	Restricted Stock Awarded		Options/ SARs Warrants (#)	Payouts LTIP payouts ($)	All Other Comp-ensation
R.Pierce	President,	2012	$350,785	-0-	-0-	-126,642	(2)-	-0-	-0-	-0-
Onthank	CEO and	2011	$240,000	-0-	$29,673	-0-		-0-	-0-	-0-
	Sec. Treas.	2010	$240,000	-0-	$74,214	-0-		-0-	-0-	-0-
		2009	$192,000	-0-	-0-	-0-		-0-	-0-	-0-

Dr. Iftikhar A.	Director	2011	$165,000	-0-	-0-	-0-		-0-	-0-	-0-
Zahid(1)		2010	$180,000	-0-	-0-	-0-		-0-	-0-	-0-
		2009	$180,000	-0-	-0-	-0-		-0-	-0-	-0-

John S. Gebhardt	Director	2012	-0-	-0-	-0-	-126,642	(2)-	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)  Dr. Zahid previously managed our assets in Pakistan.  He resigned in June, 2011, effective May 31, 2011.

(2) In July, 2012, Directors Onthank and Gebhardt were awarded restricted stock for each of the quarterly periods based upon a compensation value of $6,500 per quarter each, being 28,409 shares for FQ1, 41,667 shares for FQ2, 25,000 shares for FQ3 and 31,566 shares for FQ4.

Stock Option/SAR and Warrant Grants

There were no grants of stock options, SAR’s or Warrants to executive officers or directors during the fiscal year ended June 30, 2012.  There are currently no outstanding stock options or SAR’s.

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

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2012.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 15, 2012, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of October 15, 2011, we had 40,479,429 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock	Percentage of Common Stock (1)
R. Pierce Onthank 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	2,220,169 (1,2,4)	5.5% (1,2)
John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	150,000 (1,3,4)	0.4%(1,3)
All Officers and Directors as a group (total of two)	Common stock	2,370,169 (1,4)	5.9%(1)

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2012.  As of June 30, 2012 there were 39,432,761 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

(2)  Includes 1,000,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3)  Includes 150,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(4)  Does not include shares awarded to Directors subsequent to year end  but not yet issued.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $13,875 during the year ended June 30, 2012.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: October 15, 2012	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

By:	/s/ John S. Gebhardt
John S. Gebhardt, Director
Date signed: October 15, 2012

THE AMERICAN ENERGY GROUP, LTD.

FINANCIAL STATEMENTS

June 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and negative cash flows from operations raising  substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Morrill & Associates
Bountiful, Utah
October 15, 2012

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets
For the Years Ended June 30,

	2012	2011
Assets
Current Assets
Cash (Note 1)	$82,433	$246,061
Oil & gas sales receivable	819,590	-
Prepaid expenses	30,750	47,955

Total Current Assets	932,773	294,016

Property and Equipment
Office equipment	30,417	29,265
Leasehold improvements	26,458	26,458
Accumulated depreciation	(37,732)	(32,544)

Net Property and Equipment	19,143	23,179

Other Assets
Investment in oil & gas working interest	1,583,914	1,583,914
Security deposit	16,312	26,209

Total Other Assets	1,600,226	1,610,123

Total Assets	$2,552,142	$1,927,318

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$58,190	$64,336
Security deposits	13,200	13,200
Note payable	24,854	19,811
Accrued liabilities	232,216	889,840

Total Current Liabilities	328,460	987,187

Total Liabilities	328,460	987,187

Stockholders’ Equity (Notes 7 & 8)
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 39,432,761 and
34,385,333 shares issued and outstanding, respectively	39,433	34,385
Capital in excess of par value	12,336,385	10,948,430
Preferred Stock, 20,000,000 authorized (none issued)	-	-
Accumulated deficit	(10,152,136)	(10,042,684)

Total Stockholders’ Equity	2,223,682	940,131

Total Liabilities and Stockholders’ Equity	$2,552,142	$1,927,318

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Years Ended June 30,

	2012	2011

Revenue	$849,980	$-

General and Administrative Expenses
Legal and professional	231,650	191,879
Depreciation and amortization expense	5,188	6,561
General and administrative	707,133	772,504

Total Expenses	943,971	970,944

Net Operating Loss	(93,991)	$(970,944)

Other Income and (Expense)
Interest expense	(9,706)	(15,620)
Taxes – other	(5,755)	(5,220)

Total Other Income and (Expense)	(15,461)	(20,840)

Net Loss before Federal Income Tax	(109,452)	(991,784)
Federal Income Tax	-	-

Net Loss	$(109,452)	$(991,784)

Basic Loss per Common Share	$(0.00)	$(0.03)

Weighted Average Number of Shares Outstanding	36,490,028	33,539,434

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2010 through June 30, 2011

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2010	33,195,286	$33,195	$10,329,523	$(9,050,903)	$1,311,815

July 2010, new shares issued
for payables at $0.71 per share	9,155	9	6,491	-	6,500

September 2010, new shares issued
for payables at $0.74 per share	17,514	18	12,982	-	13,000

October 2010, new shares issued
for payables at $0.85 per share	15,350	15	12,985	-	13,000

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

June, 2011, new shares issued
for payables incurred for services
rendered January 2011 through
June 2011 at a weighted average
price of $0.51 per share	23,321	23	11,977	-	12,000

June, 2011, new shares issued
for services at $0.57 per share	5,000	5	2,845	-	2,850

June, 2011, new shares issued
for services at $0.57 per share	75,000	75	42,675	-	42,750

Net (loss) for the year ended
June 30, 2011	-	-	-	(991,784)	(991,784)

Balance June 30, 2011	34,385,333	$34,385	$10,948,433	$ (10,042,687)	$940,131

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2011 through June 30, 2012

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2011	34,385,333	$34,385	$10,948,433	$(10,042,687)	$940,131

December 2011, new shares issued
for cash at $0.10 per share	1,500,000	1,500	148,500	-	150,000

December 2011, new shares issued
for accrued compensation to a
former director at a weighted
average price of $0.74 per share	1,088,193	1,088	808,912	-	810,000

January 2012, new shares issued
for cash at $0.15 per share	666,667	667	99,333	-	100,000

March 2012, new shares issued
for cash at $0.20 per share	125,000	125	24,875	-	25,000

March, 2012, new shares issued
for payables incurred for services
rendered November 2010 through
March 2012 at a weighted average
price of $0.24 per share	217,568	218	52,782	-	53,000

April, 2012, new shares issued
for cash at $0.20 per share	750,000	750	149,250	-	150,000

June, 2012, new shares issued
for cash at $0.15 per share	700,000	700	104,300	-	105,000

Net (loss) for the year ended
June 30, 2012	-	-	-	(109,449)	(109,449)

Balance June 30, 2012	39,432,761	$39,433	$12,336,385	$ (10,152,136)	$2,223,682

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Years Ended June 30,

	2012	2011
Cash Flows From Operating Activities
Net loss	$(109,449)	$(991,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,188	6,561
Common stock issued for current debt, services	40,000	120,100
Changes in operating assets and liabilities
(Increase) decrease in oil & gas sales receivable	(819,590)
(Increase) decrease in prepaid expenses	22,248	(28,144)
(Increase) decrease in security deposit	9,897
Increase (decrease) in accounts payable	(6,146)	1,579
Increase (decrease) in accrued expenses and other current liabilities	165,376	221,508

Net Cash Used In Operating Activities	(692,476)	(670,180)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions	(1,152)	(1,844)
Funds reserved for acquisitions	-	392,500

Net Cash Provided By (Used In) Investing Activities	(1,152)	390,656

Cash Flows From Financing Activities
Cash received from stock issuance	530,000	500,000

Net Cash Provided By Financing Activities	530,000	500,000

Net Increase (Decrease) in Cash	(163,628)	220,476

Cash and Cash Equivalents, Beginning of Year	246,061	25,585

Cash and Cash Equivalents, End of Year	$82,433	$246,061

Cash Paid For:
Interest	$9,706	$15,620
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$823,000	$8,500
Common stock issued for services rendered	$40,000	$111,600

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2012 and 2011

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
June 30, 2012 and 2011

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

a. Organization (continued)

On April 14, 2005, the Company’s wholly owned inactive subsidiary, American Energy Operating Corp (AEOC) filed for voluntary bankruptcy liquidation. On July 24, 2006, the American Energy Operating Corp. received a final decree from the United States Bankruptcy Court – Southern District of Texas that the Company’s estate had been fully administered and that the Chapter 7 was closed.

b. Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30 year-end.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years.  For the years ended June 30, 2012 and 2011, the Companies incurred total depreciation of $5,188 and $6,561, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year Ended June 30, 2012		For the Year Ended June 30, 2011

Loss (numerator)		$(109,452)	$(991,784)

Shares (denominator)		36,490,028	33,539,434

Per Share Amount	$	(0.00)	$(0.03)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  Stock warrants convertible into 2,360,000 shares of common stock for the years ended June 30, 2012 and 2011, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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
June 30, 2012 and 2011

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

The tax provision (benefit) for the year-ended June 30, 2012 and the year ended June 30, 2011 consisted of the following:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2012 and June 30, 2011 are as follows:

	2012	2011
Net Operating Losses:
Federal	$(48,089,679)	$(48,449,356)
State	-	-
Total tax provision (benefit)	$(48,089,679)	$(48,449,356)
Less valuation allowance	48,089,679	48,449,356
Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2012	2011

Expense (benefit) at federal statutory rate	$(25,936)	$(347,124)
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	25,936	347,124
Income tax provision (benefit)	$-	$-

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2012 and 2011

i. Income Taxes (continued)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of June 30, 2012, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2012, 2011, and 2010.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2012.

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
June 30, 2012 and 2011

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2012, the Company believes it has no such liabilities.

m. New Accounting Pronouncements

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2012 and 2011

m. New Accounting Pronouncements (continued)

In September 2011, the FASB issued the ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill For Impairment, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In June 2011, the FASB issued the ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will only impact the presentation of the Company's financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement , but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have a material impact on its financial statements.

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2012, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2012, the Company had earned $819,590 but not yet received payment for royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2012 and 2011

Note 3 – Lease Commitments

The Company entered into a long term lease for office space in June, 2006. The original lease term was 5 years and expired May 31, 2011. This lease has been extended through October, 2013. Monthly payments due on the extended lease are $7,975 through October, 2012 and are $8,156 for the period November, 2012 through October, 2013.

The Company incurred $106,821 and $143,846 of rent expense under this lease for the years ended June 30, 2012 and 2011, respectively.

The Company has entered into various subleases to sublet a portion of the office space obtained in the lease. The lease terms of the sub leases are month to month.

The Company received $68,245 and $35,500 from these sub-leases for the years ended June 30, 2012 and 2011.

Note 4 - Common Stock

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

During March 2011, the Company issued 1,000,000 shares of common stock for cash in the amount of $500,000.

During May 2011, the Company issued 23,554 shares of common stock for services and payables valued at $18,000.

During June 2011, the Company issued 103,321 shares of common stock for services and payables valued at $57,600.

During December 2011, the Company issued 1,500,000 shares of common stock for cash in the amount of  $150,000.

During December 2011, the Company issued 1,088,193 shares of common stock for accrued compensation to a former director of the Company valued at $810,000.

During January 2012, the Company issued 666,667 shares of common stock for cash in the amount of  $100,000.

During March 2012, the Company issued 125,000 shares of common stock for cash in the amount of  $25,000.

During March 2012, the Company issued 217,568 shares of common stock for services and payables valued at $53,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2012 and 2011

Note 4 - Common Stock (continued):

During April 2012, the Company issued 750,000 shares of common stock for cash in the amount of  $150,000.

During June 2012, the Company issued 700,000 shares of common stock for $105,000 cash.

Note 5 - Common Stock Warrants

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 480-10 “Share Based Payment” using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 480-10, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 480-10.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the years ended June 30, 2012 and 2011. During the year ended June 30, 2010, the Company issued 100,000 warrants in connection with the acquisition of the oil and gas working interest acquisition more fully explained in Note 7 below and also extended the expiration date of the 2,000,0000 warrants to its officers for an additional five years.

A summary of the status of the Company’s stock warrants as of June 30, 2012 and 2011 is presented below:

			Weighted Ave.
	Stock	Exercise	Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2010	3,967,326	$0.75-1.75	$1.34

Granted	-	-	-
Expired/Canceled	1,607,326	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2011	2,360,000	$0.75-1.75	$1.09

Outstanding and Exercisable, June 30, 2011	2,360,000	$0.75-1.75	$1.09

Granted	-	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2012	2,360,000	$0.75-1.75	$1.09

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2012 and 2011

Note 5 - Common Stock Warrants (continued)

A summary of outstanding stock warrants at June 30, 2012 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

50,000	October, 2012	1.250	$1.75	$1.75
210,000	September, 2012	1.250	$1.50	$1.50
100,000	October, 2012	1.333	$1.75	$1.75
1,000,000	December 2015	4.500	$0.75	$0.75
500,000	December 2015	4.500	$1.00	$1.00
500,000	December 2015	4.500	$1.50	$1.50

Note 6 – Investment in Oil and Gas Working Interest – Related Party

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

Note 7 – Subsequent Events

Subsequent to June 30, 2012, the Company has issued 1,046,668 shares of common stock for cash at $0.15 per share for a total of $157,000.  Subsequent to June 30, 2012, the Company likewise sold 800,000 shares at $0.15 for $120,000, but these shares were not issued and outstanding as of October 15, 2012. In July, 2012, Directors Onthank and Gebhardt were awarded stock for each of the quarterly periods based upon value of $6,500 per quarter, being 28,409 shares for FQ1, 41,667 shares for FQ2, 25,000 shares for FQ3 and 31,566 shares for FQ4. These shares were not issued and outstanding as of October 15, 2012.  The Company has evaluated subsequent events for the period of June 30, 2012 through the date of the financial statements were issued and concluded.  There were no events or transactions other than those described below that required recognition or disclosure in these financial statements.

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At June 30, 2012, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this year and prior fiscal years.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected.  In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.