Form 10-Q
period 2012-09-30
AMERICAN ENERGY GROUP LTD
filed 2012-11-19
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
____________________________________________
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

As of November 19, 2012, the number of Common shares outstanding was 41,279,429

Transitional Small Business Issuer Format (Check one) Yes ☐  No ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	September 30, 2012	June 30, 2012
	(Unaudited)
Current Assets
Cash	$50,197	$82,433
Oil and gas sales receivable	1,126,750	819,590
Prepaid expenses	21,383	30,750
Total Current Assets	1,198,330	932,773
Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(38,915)	(37,732)
Net Property and Equipment	17,960	19,143
Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	16,312	16,312
Total Other Assets	1,600,226	1,600,226
Total Assets	$2,816,516	$2,552,142
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$51,849	$58,190
Security deposits	13,200	13,200
Note payable	12,581	24,854
Accrued liabilities	241,099	232,216
Total Current Liabilities	318,729	328,460
Total Liabilities	318,729	328,460
Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 40,679,429 and
39,432,761 shares issued and outstanding, respectively	40,679	39,433
Capital in excess of par value	12,522,139	12,336,385
Accumulated deficit	(10,065,031)	(10,152,136)
Total Stockholders’ Equity	2,497,787	2,223,682
Total Liabilities and Stockholders’ Equity	$2,816,516	$2,552,142

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Revenue – Oil and gas royalties	$307,160		$67,579
General and Administrative Expenses
Administrative salaries	104,994		104,420
Legal and professional	53,618		34,152
General and administrative	42,465		50,311
Office overhead expenses	15,487		18,509
Depreciation	1,183		1,253
Total Expenses	217,747		208,645
Net Operating Income (Loss)	89,413		(141,066)
Other Income and (Expense)
Interest expense	(2,308)		(1,804)
Total Other Income and (Expense)	(2,308)		(1,804)
Net Income (Loss) Before Tax	87,105		(142,870)
Income Tax	-		-
Net Income (Loss)	$87,105		$(142,870)
Earnings (Loss) per Share
Basic	$0.00		$(0.00)
Fully Diluted	$0.00	$	N/A
Weighted Average Number of Shares Outstanding
Basic	39,994,066		34,385,333
Fully Diluted	42,354,066		36,745,333

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$87,105	$(142,870)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation	1,183	1,253
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(307,160)	(57,869)
(Increase) decrease in prepaid expenses	(2,906)	8,516
Increase (decrease) in accounts payable	(6,341)	(9,388)
Increase (decrease) in accrued expenses
and other current liabilities	8,883	20,144
Net Cash (Used In) Operating Activities	(219,236)	(180,214)
Cash Flows From Investing Activities
Funds reserved for acquisitions	-	-
Net Cash Provided By Investing Activities	-	-
Cash Flows From Financing Activities
Cash received from stock issuances	187,000	-
Net Cash Provided By Financing Activities	187,000	-
Net (Decrease) in Cash	(32,236)	(180,214)
Cash and Cash Equivalents, Beginning of Period	82,433	246,061
Cash and Cash Equivalents, End of Period	$50,197	$65,847
Cash Paid For:
Interest	$2,308	$1,804
Taxes	$-	$-

See accompanying unaudited notes to the financial statement

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2012

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2012 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

Note 2 – Basic Loss Per Share of Common Stock

	For the three months ended, Sept 30, 2012	For the three months ended, Sept 30, 2011

Income (Loss) (numerator)	$87,105		$(142,870)

Basic Shares (denominator)	39,994,066		34,385,333

Fully Diluted Shares (denominator)	42,354,066		36,745,333

Basic Income (Loss) Per Share	$0.00		$(0.00)

Fully Diluted Income (Loss) Per Share	$0.00	$	N/A

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

Note 4 - Common Stock

During August, 2012, the Company issued 1,046,668 shares of common stock for cash at $0.15 per share.

During September, 2012, the Company issued 200,000 shares of common stock for cash at $0.15 per share.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2012

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

Note 6 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2012 through the date the financial statements were issued.  Subsequent to September 30, 2012, the Company issued 600,000 shares of Common Stock for cash at $0.15 per share.   There were no other material events that warrant any additional disclosure.

Note 7 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At September 30, 2012, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal periods.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has received its initial two royalty payments from the operator of the Pakistan petroleum concession and based upon management’s expectation of continuous production in future periods, management expects that a regular royalty revenue stream will be forthcoming.

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

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report.  The forward-looking statements included in this report are made only as of the date of this report.  We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties.  Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August, 2011 through the date of this report have not been distributed to the Company.   In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  During 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the three months ended September 30, 2012 reflected a net operating income of  $89,413, as compared to a net operating loss of $141,066 for the three months ended September 30, 2011. The net income for the three months ended September 30, 2012 is predominantly a direct result of oil and gas revenue earned during the current quarter in the amount of $307,160.  Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two  revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production.  Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. As a result, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 10.3 million cubic feet per day based upon a monthly total of 309.60 million cubic feet for July, 2012, 317.91 million cubic feet for August, 2012 and 320.52 million cubic feet for September, 2012. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold.  Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $307,160.  Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors during the current quarter 1,246,668 shares for $187,000.  Subsequent to the end of the quarter we sold 600,000 shares for $90,000.  The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations.  In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 1,246,668 shares during the quarter ended September 30, 2012 for $187,000.  An additional 600,000 shares were sold subsequent to the end of the quarter for $90,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex.   Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2012.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum.  Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum.  Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion.  American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application.  These appeals are expected to be heard prior to the end of December, 2012.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration.  In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The respondents have not filed their response to the arbitration claim, which is due to proceed further in late calendar  2012 and if necessary, early 2013.

ITEM 1A-RISK FACTORS

Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, we sold to private investors 1,046,668 shares for $157,000 and 200,000 shares for $30,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.  Subsequent to the end of the quarter, we sold another 600,000 shares of Common Stock to private investors for $90,000.  These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2012.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: November 19, 2012	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director