Form 10-Q
period 2012-12-31
AMERICAN ENERGY GROUP LTD
filed 2013-02-19
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-26402

THE AMERICAN ENERGY GROUP, LTD.
 (Exact name of Registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1 Gorham Island Suite 303 Westport, Connecticut	06880
(Address of principal executive offices)	(Zip code)

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

As of February 19, 2013, the number of Common shares outstanding was 42,979,429

Transitional Small Business Issuer Format (Check one) Yes ☐  No  ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)
Assets
Current Assets
Cash	$46,165	$82,433
Oil and gas sales receivable	1,436,171	819,590
Prepaid expenses	12,015	30,750

Total Current Assets	1,494,351	932,773

Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(40,098)	(37,732)

Net Property and Equipment	16,777	19,143

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	16,312	16,312

Total Other Assets	1,600,226	1,600,226

Total Assets	$3,111,354	$2,552,142

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$52,614	$58,190
Security deposits	13,200	13,200
Note payable	3,175	24,854
Accrued liabilities	307,707	232,216

Total Current Liabilities	376,696	328,460

Total Liabilities	376,696	328,460

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 41,846,096 and 39,432,761 shares issued and outstanding, respectively	41,846	39,433
Capital in excess of par value	12,715,619	12,336,385
Accumulated deficit	(10,022,807)	(10,152,136)

Total Stockholders’ Equity	2,734,658	2,223,682

Total Liabilities and Stockholders’ Equity	$3,111,354	$2,552,142

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2012 and 2011
Unaudited

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Revenue	$309,421	$235,623	$616,581	$303,202
Cost of Goods Sold	0	0	0	0

Gross Profit	309,421	235,623	616,581	303,202

Expenses
Administrative salaries	101,708	89,170	206,702	193,590
Legal and professional	85,332	62,698	138,950	96,850
General and administrative	40,431	47,912	82,896	98,223
Office overhead expenses	16,900	4,541	32,387	23,050
Depreciation	1,183	1,341	2,366	2,594

Total Expenses	245,554	205,662	463,301	414,307

Net Operating Income (Loss)	63,867	29,961	153,280	(111,105)

Other Income and (Expense)
Warrant settlements	(19,647)	-	(19,647)	-
Interest expense	(1,996)	(1,889)	(4,304)	(3,693)

Total Other Income (Expense)	(21,643)	(1,889)	(23,951)	(3,693)

Net Income (Loss) Before Tax	42,224	28,072	129,329	(114,798)

Income Tax	0	0	0	0

Net Income (Loss)	$42,224	$28,072	$129,329	$(114,798)

Earnings (Loss) per Share
Basic	$.00	$.00	$.00	$(.00)
Fully Diluted	$.00	$.00	$.00	$ N/A

Weighted Average Number of Shares Outstanding
Basic	41,212,762	34,777,263	40,081,711	34,581,298
Fully Diluted	43,572,762	37,137,263	42,441,711	36,941,298

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Six Months Ended December 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash Flows From Operating Activities
Net Income (Loss)	$129,329	$(114,798)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,366	2,594
Warrant Expense	19,647	-
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(616,581)	(272,812)
(Increase) decrease in prepaid expenses	(2,944)	25,007
Increase (decrease) in accounts payable	(5,576)	(130)
Increase (decrease) in accrued expenses and other current liabilities	75,491	25,503

Net Cash (Used In) Operating Activities	(398,268)	(334,636)

Cash Flows From Investing Activities
Expenditures for office equipment	(-)	(1,152)

Net Cash Provided By (Used In) Investing Activities	(-)	(1,152)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	362,000	150,000

Net Cash Provided By Financing Activities	362,000	150,000

Net Increase (Decrease) in Cash	(36,268)	(185,788)

Cash and Cash Equivalents, Beginning of Period	82,433	246,061

Cash and Cash Equivalents, End of Period	$46,165	$60,273

Cash Paid For:
Interest	$4,304	$3,693
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for payment of debt	$-	$810,000

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2012

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2012 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Income (loss) (numerator)	$42,224	$28,072	$129,329	$(114,798)

Basic Shares (denominator)	41,212,762	33,211,490	40,081,711	34,581,298

Fully Diluted Shares (denominator)	43,572,762	35,571,490	42,441,711	36,941,298

Basic Income (Loss) Per Share	$0.00	$0.00	$0.00	$(0.00)

Fully Diluted Income (Loss) Per Share	$0.00	$0.00	$0.00	$ N/A

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

During October, 2012, the Company issued 400,000 shares of common stock for cash at $0.15 per share.

During November, 2012, the Company issued 200,000 shares of common stock for cash at $0.15 per share.

During December, 2012, the Company issued 566,667 shares of common stock for cash at $0.15 per share.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2012

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

Note 6 – Warrants

During the quarter ended December 31, 2012, the Company amended the terms of 1,260,000 of its outstanding warrants. The original terms of the warrants provided that 1,260,000 shares of the Company could be purchased at prices ranging from $0.75 to $1.75 per share. The purchase price on these warrants was amended to $0.15 per share. The Company had previously recorded $88,715 of expense upon original issuance of these warrants. In accordance with ASC 718-20-35-3, additional expense of $19,647 was recorded for the incremental value of the warrant modification. The incremental expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	113%
Risk free interest	.05%
Expected lives	2 years

Note 7 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2012 through the date the financial statements were issued. Subsequent to December 31, 2012, the Company issued 700,000 shares of common stock for cash for $0.15 per share and an additional 433,333 shares for settlement of debt at $0.15 per share. There were no other material events that warrant any additional disclosure.

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At December 31, 2012, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal periods.   The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has received its initial two royalty payments from the operator of the Pakistan petroleum concession and based upon management’s expectation of continuous production in future periods, management expects that a regular royalty revenue stream will be forthcoming.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

▪	The future results of drilling individual wells and other exploration and development activities;
▪	Future variations in well performance as compared to initial test data;
▪	Future events that may result in the need for additional capital;
▪	Fluctuations in prices for oil and gas;
▪	Future drilling and other exploration schedules and sequences for various wells and other activities;
▪	Uncertainties regarding future political, economic, regulatory, fiscal, taxation and other policies in Pakistan;
▪	Our future ability to raise necessary operating capital.

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

Results of Operations

Our operations for the three months ended December 31, 2012 reflected net operating income of $63,867 as compared to $29,961 for the three months ended December 31, 2011. The increase in net income from operations in the amount of $33,906 for the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011 is predominantly a result of oil and gas revenue earned during the current quarter in the amount of $309,421, an increase of $74,158 over the quarter ended December 31, 2011. Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. As a result, the accrued production revenues due to the Company from August, 2011 through the date of this report have not been distributed to the Company.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 10.3 million cubic feet per day based upon a monthly total of 312 million cubic feet for October, 2012, 325 million cubic feet for November, 2012 and 318 million cubic feet for December, 2012. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $309,421. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold 1,166,667 shares of stock for $175,000 to private investors during the quarter ended December 31, 2012 and 1,246,668 shares for $187,000 during the quarter ended September 30, 2012. Subsequent to the end of the current quarter we sold an additional 700,000 shares for $105,000. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 1,246,668 shares during the quarter ended September 30, 2012 for $187,000 and an additional 1,166,667 shares for $175,000 during the quarter ended December 31, 2012. Subsequent to the quarter ended December 31, 2012 we sold an additional 700,000 shares for $105,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

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

According to information set forth on Heritage’s website [www.heritageoilplc.com], the Sanjawi Block is considered a very viable prospect due to the recent oil discovery to the West, a number of gas fields to the Southeast and the presence of oil seeps. The Sanjawi Block is dominated by a series of broad East-West trending surface features including the Dabbar and Warkan Shah anticlines. These are large structures, with the Dabbar anticline being some 300 square kilometers in area. The Zamzama North Block is immediately to the North of the Zamzama Gas Field, a major Upper Cretaceous gas accumulation. Heritage has acquired approximately 1,000 kilometers of good quality 2D seismic including 350 kilometers of new, good quality data acquired in late 2010. Heritage has mapped a number of structural leads and a drilling program is under consideration.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended December 31, 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver. These appeals are scheduled to be heard prior to the end of February, 2013.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed. Subsequent to the end of the quarter, we filed an application for interim relief seeking an interim order that Hycarbex pay to the Company 18% of all sale proceeds from August 2011 through December 2012 and continue to pay on a monthly basis thereafter pending final rulings on the arbitration claims. Hycarbex has not responded as of the date of this report to either the request for interim relief or the Company's claims for final disposition of the dispute. A hearing on the request for interim relief is expected to occur prior to March 31. A final hearing on the merits of the Company’s claims is expected to occur before the arbitration panel prior to June 30.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2012, we sold to private investors 1,166,667 shares for $175,000.   The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.  Subsequent to the end of the current quarter, we sold an additional 700,000 shares of Common Stock to private investors for $105,000.  These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: February 19, 2013	By:	/s/ R. Pierce Onthank
R. Pierce Onthank,
President, Chief Executive Officer,
Principal Financial Officer and Director