Form 10-Q
period 2013-03-31
AMERICAN ENERGY GROUP LTD
filed 2013-05-15
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock, Par Value $.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

As of May 15, 2013, the number of Common shares outstanding was 44,052,949

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	March 31, 2013 (Unaudited)	June 30, 2012

Current Assets
Cash	$62,540	$82,433
Oil and gas sales receivable	1,734,462	819,590
Prepaid expenses	2,851	30,750
Total Current Assets	1,799,853	932,773
Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(41,282)	(37,732)

Net Property and Equipment	15,593	19,143
Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Security deposit	16,312	16,312
Total Other Assets	1,600,226	1,600,226
Total Assets	$3,415,672	$2,552,142

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54,436	$58,190
Security deposits	13,200	13,200
Note payable	-	24,854
Accrued liabilities	285,264	232,216
Total Current Liabilities	352,900	328,460
Total Liabilities	352,900	328,460
Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 43,749,429 and
39,432,761 shares issued and outstanding, respectively	43,749	39,433
Capital in excess of par value	12,999,216	12,336,385
Accumulated deficit	(9,980,193)	(10,152,136)
Total Stockholders’ Equity	3,062,772	2,223,682
Total Liabilities and Stockholders’ Equity	$3,415,672	$2,552,142

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2013 and 2012
Unaudited

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Revenue	$298,290	$242,028	$914,871		$545,230
Cost of Goods Sold	0	0	0		0

Gross Profit	298,290	242,028	914,871		545,230
Expenses
Administrative salaries	112,640	108,201	319,342		301,791
Legal and professional	86,518	67,232	225,468		164,082
General and administrative	37,503	47,303	120,399		145,526
Office overhead expenses	15,692	13,253	48,079		36,303
Depreciation	1,184	1,297	3,550		3,891

Total Expenses	253,537	237,286	716,838		651,593
Net Operating Income (Loss)	44,753	4,742	198,033		(106,363)
Other Income and (Expense)
Warrant settlements	(-)	-	(19,647)		( -)
Interest expense	(2,139)	(1,751)	(6,443)		(5,444)

Total Other Income (Expense)	(2,139)	(1,751)	(26,090)		(5,444)

Net Income (Loss) Before Tax	42,614	2,991	171,943		(111,807)
Income Tax	0	0	0		0

Net Income (Loss)	$42,614	$2,991	$171,943		$(111,807)

Earnings (Loss) per Share
Basic	$.00	$.00	$.00	$	( .00)
Fully Diluted	$.00	$.00	$.00	$	N/A

Weighted Average Number of Shares Outstanding
Basic	42,927,429	37,469,960	40,755,119		35,638,468
Fully Diluted	45,287,429	39,829,960	43,115,119		37,998,468

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
Cash Flows From Operating Activities
Net Income (Loss)	$171,943	$	(111,807)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	3,550		3,891
Warrant expense	19,647		40,000
Common stock issued for services	45,000		-
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(914,872)		(514,840)
(Increase) decrease in prepaid expenses	3,045		33,430
Increase (decrease) in accounts payable	(3,754)		(2,756)
Increase (decrease) in accrued expenses
and other current liabilities	73,048		43,666

Net Cash (Used In) Operating Activities	(602,393)		(508,416)

Cash Flows From Investing Activities
Expenditures for office equipment	( -)		(1,152)

Net Cash Provided By (Used In) Investing Activities	( -)		(1,152)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	582,500		275,000
Net Cash Provided By Financing Activities	582,500		275,000
Net Increase (Decrease) in Cash	(19,893)		(234,568)
Cash and Cash Equivalents, Beginning of Period	82,433		246,061
Cash and Cash Equivalents, End of Period	$62,540		$11,493

Cash Paid For:
Interest	$4,304		$5,444
Taxes	$-		$-

Non-Cash Financing Activities:
Common stock issued for payment of debt	$20,000		$823,000
Common stock issued for services	$45,000		$40,000

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
March 31, 2013

Note 1 - General
The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2012 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Income (loss) (numerator)	$42,614	$2,991	$171,943	$	(111,807)

Basic Shares (denominator)	42,927,429	37,469,960	40,755,119		35,638,468

Fully Diluted Shares (denominator)	45,287,429	39,829,960	43,115,119		37,998,468

Basic Income (Loss) Per Share	$0.00	$0.00	$0.00	$	(0.00)

Fully Diluted Income (Loss) Per Share	$0.00	$0.00	$0.00	$	N/A

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
December 31, 2012

Note 4 - Common Stock (continued)
During January, 2013, the Company issued 700,000 shares of common stock for cash at $0.15 per share.

During January, 2013, the Company issued 433,333 shares of common stock for cash at $0.15 per share.

During March, 2013, the Company issued 770,000 shares of common stock for cash at $0.15 per share

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

Note 6 - Warrants
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

Note 7 – Subsequent Events
In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2013 through the date the financial statements were issued. Subsequent to March 31, 2013, the Company issued 303,520 shares of common stock for settlement of debt at $0.15 per share . There were no other material events that warrant any additional disclosure.

Note 8 – Going Concern
The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2013, while the Company’s current assets exceeded its current liabilities, it has recorded negative cash flows from operations and net losses in this period and prior fiscal periods. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. The Company has received its initial two royalty payments from the operator of the Pakistan petroleum concession and based upon management’s expectation of continuous production in future periods, management expects that a regular royalty revenue stream will be forthcoming.

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

Results of Operations

Our operations for the three months ended March 31, 2013 reflected net operating income of $44,753 as compared to $4,742 for the three months ended March 31, 2012. The increase in net income from operations in the amount of $40,011 for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 is predominantly a result of oil and gas revenue earned during the current quarter in the amount of $298,290, an increase of $56,262 over the quarter ended March 31, 2012. Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. As a result, the accrued production revenues due to the Company from August, 2011 through the date of this report have not been distributed to the Company.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 10.2 million cubic feet per day based upon a monthly total of 328 million cubic feet for January, 2013, 296 million cubic feet for February, 2013 and 296 million cubic feet for March, 2013. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $298,290. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold 1,903,333 shares of stock to private investors for $285,500 during the quarter ended March 31, 2013, 1,166,667 shares of stock for $175,000 during the quarter ended December 31, 2012 and 1,246,668 shares for $187,000 during the quarter ended September 30, 2012. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 8 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 1,246,668 shares during the quarter ended September 30, 2012 for $187,000, 1,166,667 shares for $175,000 during the quarter ended December 31, 2012 and an additional 1,903,333 shares for $285,500 during the quarter ended March 31, 2013. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 8 – Going Concern footnote to Financial Statements above).

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2013.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals are scheduled to be heard prior to the end of June, 2013.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed. During the prior quarter, we filed an application for interim relief seeking an interim order that Hycarbex pay to the Company 18% of all sale proceeds from August 2011 through December 2012 and continue to pay on a monthly basis thereafter pending final rulings on the arbitration claims. Hycarbex has not responded as of the date of this report. A final hearing on the merits of the Company’s claims is expected to occur before the arbitration panel during calendar 2013. A hearing on the application for interim relief and to set the terms of reference for the arbitration of all claims on the merits is set before the Arbitration panel for June 13, 2013.

ITEM 1A-RISK FACTORS

Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, we sold to private investors 1,903,333 shares for $285,500. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-MINE SAFETY DISCLOSURES

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: May 15, 2013	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director