Form 10-K
period 2013-06-30
AMERICAN ENERGY GROUP LTD
filed 2013-10-15
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2013

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number: 0-26402

THE AMERICAN ENERGY GROUP, LTD.
 (Name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer had revenues of $1,217,553 for the year ended June 30, 2013.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 10, 2013, was $13,003,385.

As of October 15, 2013, the number of Common shares outstanding was 46,362,949

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

Acquisition of Zamzama North and Sanjawi Working Interests

On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. Each concession block is operated by Heritage Oil and Gas Limited. Heritage Oil and Gas Limited is an affiliate of Heritage Oil, plc, an independent oil and gas company which focuses its oil and gas operations on Africa, the Middle East, and Russia. Heritage Oil’s shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC. Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Trakker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd. Under the terms of the agreement, our 2-1/2% working interests are “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, we will be required to bear our proportionate share of drilling and exploration costs. The agreement provides an option to The American Energy Group, Ltd. to convert our working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs.

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

We previously notified Smith Energy of our claim that the 15% interest in the mid-range zones had matured and filed a bankruptcy proceeding against Smith Energy to obtain an accounting. Smith Energy contested this assertion resulting in a dispute over relative rights of the parties. We dismissed the suit in the bankruptcy court with the intention of pursuing civil litigation against Smith Energy in the Texas state court system. However, on April 14, 2006, we entered into a Compromise Settlement Agreement with Smith Energy and Howard A. Smith, fully resolving the dispute without the need for further litigation. Under the settlement terms, we have agreed to relinquish our 15% back-in interest in the mid-range zones in exchange for Smith Energy’s overriding royalties in the deep zones, access to Smith Energy’s existing seismic data covering the leases, and a stipulation by Smith Energy that we can operate all wells drilled by us or our agents in the deep zones and, where needed, utilize existing Smith Energy roads, water injection wells, and other facilities.

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

In the fall of 2005, Hycarbex completed the acidization of the Haseeb No. 1. Post-treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day. Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi. In September, 2010, Hycarbex completed its pipe line connection and commenced gas sales to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. Initial production into the line quickly ceased due to mechanical difficulties encountered in the commissioning of the gas processing facility. In July, 2011, production into the line recommenced at a rate of approximately 3.5 million cubic feet of gas per day (MMCFD) and this rate has gradually increased under the Extended Well Test to over ten (10) MMCFD.

The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The Haseeb #1 Well well was connected to the gas pipe line in September, 2010, but quickly ceased production due to mechanical problems in the commissioning of the surface facility owned by a third party. These issues were resolved and the well recommenced production into the gas pipe line in July, 2011 at an initial rate of 3.5 MMCFD under the Extended Well Test relating to the well. Production has gradually increased to over ten (10) MMCFD under the Extended Well Test.

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

Office Facilities

In April, 2006, we relocated. Our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. The office space contains approximately 3,574 square feet and was leased under a 5-year lease which expired on March 31, 2011, and became a month-to-month lease. Effective November 1, 2011, the lease was amended and reduced in square footage to 2,175 square feet. The amended lease provides for a two year term which expires in October, 2013 and will again revert to a month-to-month occupancy absent renewal. Commencing with the original execution of the lease, we subleased a portion of the leased premises to third parties. Due to the expiration of the subletting arrangements Management expects to seek a substantial reduction in square footage in its renewal negotiations to be conducted in October, 2013. If negotiations are not successful, we will relocate the principal office.

Employees

As of June 30, 2013, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office.

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

In view of our limited history in the oil and gas exploration business, our prior bankruptcy proceedings between June 2002 and January 2004, and the fact that Hycarbex suspended its obligatory Yasin production payments to us shortly after the revenues began in 2011, resulting in litigation with Hycarbex it may be difficult for investors to evaluate our business and prospects. Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

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

In addition, the Sarbanes-Oxley Act requires, among other things, that the Company maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, the Company must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 will require that the Company incur substantial accounting expense and expend significant management efforts. The Company currently does not have an internal audit group, and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if the Company is unable to comply with the requirements of Section 404 in a timely manner, or if the independent registered public accounting firm identifies deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses, the market price of the stock could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Management controls a significant percentage of our current outstanding common stock and their interests may conflict with those of our shareholders.

As of June 30, 2013, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 10.6% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The Company is dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including R. Pierce Onthank, our President and Chief Executive Officer. The future loss of Mr. Onthank could adversely affect the implementation of the Company’s business plan. We do not maintain key-man life insurance with respect to any officer or director.

The further development of the Yasin Block may depend upon Hycarbex’s ability to secure a strategic development partner.

Hycarbex Asia Pte. Ltd., and its subsidiary firm, Hycarbex-American Energy, Inc., the operator of the Yasin 2768-7 Block petroleum concession suspended the obligatory revenue payments to the Company in the fall of 2011 based upon asserted financial difficulties. Litigation with Hycarbex was initiated in December, 2011. Hycarbex’s stated financial difficulties could hinder the further development of the Haseeb Gas Field and the Yasin Block which could adversely affect our expected revenues. In the event that the Government of Pakistan imposes a forfeiture of concession privileges as to undeveloped acreage in the future, the prospects for additional productive wells would be diminished.

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

We are authorized to issue 80,000,000 shares of our common stock. The 46,362,949 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2013, we had outstanding warrants to purchase shares of our common stock, the exercise price of which ranges from $0.15 to $1.50 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

The marketability of our production depends upon the proximity of our projects’ reserves to, and the capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or lack of capacity of such services and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. A shut-in or delay or discontinuance could materially adversely affect our financial condition.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2013 or the date of this report.

ITEM 3 – LEGAL PROCEEDINGS

In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. In our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April, 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals are expected to be docketed and resolved during the second quarter of the current fiscal year.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed and has scheduled the final hearing in this arbitration for the month of February, 2014.

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,137.81 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. The Order of the ICC is not appealable to a court or other tribunal. Under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

Quarter	High	Low
December 31, 2004	$0.55	$0.20
March 31, 2005	$1.50	$0.75
June 30, 2005	$3.03	$0.50
September 30, 2005	$1.82	$1.15
December 31, 2005	$1.90	$1.01
March 31, 2006	$1.98	$1.30
June 30, 2006	$2.00	$1.45
September 30, 2006	$1.45	$0.60
December 31, 2006	$1.40	$0.40
March 31, 2007	$1.60	$1.03
June 30, 2007	$1.49	$0.85
September 30, 2007	$1.21	$0.70
December 31, 2007	$1.04	$0.42
March 31, 2008	$0.95	$0.51
June 30, 2008	$1.06	$0.56
September 30, 2008	$0.88	$0.53
December 31, 2008	$1.17	$0.51
March 31, 2009	$1.00	$0.45
June 30, 2009	$0.85	$0.60
September 30, 2009	$0.86	$0.61
December 31, 2009	$0.76	$0.52
March 31, 2010	$0.94	$0.63
June 30, 2010	$0.90	$0.65
September 30, 2010	$0.85	$0.64
December 31, 2010	$1.04	$0.60
March 31, 2011	$0.71	$0.45
June 30, 2011	$0.57	$0.35
September 30, 2011	$0.57	$0.12
December 31, 2011	$0.25	$0.05
March 31, 2012	$0.40	$0.13
June 30, 2012	$0.25	$0.10
September 30, 2012	$0.17	$0.15
December 31, 2012	$0.15	$0.11
March 31, 2013	$0.15	$0.12
June 30, 2013	$0.14	$0.14

As of June 28, 2013, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.14. As of June 30, 2013, we had approximately 40 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2013, there were 45,242,949 shares of common stock issued and outstanding and as of October 15, 2013, there were 46,362,949 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	3,650,000 Common	$0.15	-0-
Total		$0.15	-0-

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2012 and ending June 30, 2013, we sold 5,073,335 unregistered shares of Common Stock for a cash consideration of $761,000 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. Subsequent to the end of the fiscal year, we sold 1,100,000 shares of Common Stock for a cash consideration of $165,000. In addition, we issued 20,000 shares of Common Stock with a value of $3,000 to an individual consultant engaged to facilitate the Company’s opportunities in Pakistan and other international settings and to assist management in formulating growth strategies.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

	2013	2012	2011	2010	2009
Revenue				restated

Oil and Gas Sales	$1,217,553	$849,980	-0-	-0-	-0-

General and Administrative Expenses

Legal and Professional	217,709	231,650	191,879	144,562	201,887
Depreciation and Amortization Expense	4,733	5,188	6,561	6,642	6,971
General and Administrative	1,053,292	707,133	772,504	780,545	677,873
Total Expenses	1,275,734	943,971	970,944	931,749	886,731
Net Operating Income (Loss)	(58,181)	(93,991)	(970,944)	(931,749)	(886,731)

Other Income and (Expense)

Interest Income					-0-
Interest Expense	(12,857)	(9,706)	(15,620)	(7,960)	(6,465)
Total Other Income and (Expense)	(21,238)	(15,461)	(20,840)	(11,043)	(6,465)
Net Loss Before Federal Income Tax	(79,419)	(109,452)	(991,784)	(942,792)	(893,196)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-

Net Loss	(79,419)	(109,452)	(991,784)	(942,792)	(893,196)

Basic Loss Per Common Share	(0.00)	(0.00)	(0.03)	(0.03)	(0.03)

Weighted Average Number of Shares Outstanding	41,209,615	36,490,028	33,539,434	32,441,034	30,863,760

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

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations (See Part I, Item 3, Legal Proceedings). In November, 2011, and in February, March, April, and July, 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

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

Results of Operations

Our operations for the twelve months ended June 30, 2013 reflected a net operating loss of $58,181 as compared to a net operating loss of $93,991 for the twelve months ended June 30, 2012. The reduction in net operating loss is due to oil and gas revenues from our 18% interest in the Yasin concession. The total net loss figures for these same periods were $79,419 and $109,452, respectively. Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company which was viewed by the Company as a clear breach of Hycarbex’s contractual operations. Accordingly, a lawsuit was initiated against Hycarbex in December, 2011 for collection of all sums then owning and accruing thereafter. Management expects to collect in the pending litigation and arbitration proceedings which ensued all production revenues due from Hycarbex.

Unofficial but reliable third party reports have indicated to Company management that production has increased to a level above ten (10) million cubic feet per day. We have based our production and revenue accrual estimates and assumptions near that daily figure due to Hycarbex’s failure to provide us with updated, accurate production and sale information. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these estimated sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the production figures derived from extremely reliable sources for the period, would result in an estimated accrual to the Company for the annual fiscal period of $1,217,553 and for the final quarter of the fiscal year of $302,682. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is extremely optimistic that such proceedings will be successful in causing the resumption of revenue payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 5,073,335 shares of Common Stock for $761,000. The funds were utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. Management expects to be successful in making additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 9 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors 5,073,335 Common shares for $761,000 during the year. Subsequent to the end of the fiscal year, we likewise sold 1,100,000 shares for $165,000. The funds were and will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Management expects to have continued success in raising operating capital through securities sales pending the completion of these legal proceedings against Hycarbex. Management further expects to have success in the legal proceedings. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 9 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic that pending litigation in Pakistan will be successful in causing a resumption of monthly payments. We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements. We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sales volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day. Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed. Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production purchase opportunities in Pakistan and other petroleum producing regions.

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

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan, concessions, each of which is operated by Heritage Oil and Gas Limited. Heritage is an affiliate of Heritage Oil, PLC, an independent oil and gas company which focuses its oil and gas operations in Africa, the Middle East, and Russia. Heritage’s shares trade on the London Stock Exchange under the symbol HOIL with a secondary listing on the Toronto Stock Exchange under the symbol HOC. Heritage owns a 54% interest in the Zamzama North Block and a 48% interest in the Sanjawi Block. Other working interest participants in the two Blocks are Sprint Energy (Private) Limited, an affiliate of Pakistan-based JS Group, and Tracker Energy (Private) Limited, an affiliate of Pakistan-based TPL Holdings, Ltd. Under the terms of the agreement with Hycarbex, The American Energy Group, Ltd’s 2-1/2% working interests are “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes and production) shall be borne by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried. After the initial carried wells have been drilled, The American Energy Group, Ltd. shall bear its proportionate share of drilling and exploration costs. The agreement provides an option to The American Energy Group, Ltd. to convert its working interest in any well at any time to a 1.5% gross royalty interest free of any exploration costs or operating costs.

According to information set forth on Heritage’s website [www.heritageoilplc.com], the Sanjawi Block is considered a very viable prospect due to the recent oil discovery to the West, a number of gas fields to the Southeast and the presence of oil seeps. The Sanjawi Block is dominated by a series of broad East-West trending surface features including the Dabbar and Warkan Shah anticlines. These are large structures, with the Dabbar anticline being some 300 square kilometers in area. The Zamzama North Block is immediately to the North of the Zamzama Gas Field, a major Upper Cretaceous gas accumulation. Heritage has acquired approximately 750 kilometers of fair to good quality, 2D seismic and has mapped a number of structural leads. If Heritage development activities occur in the future and are successful, then our Zamzama North interest would also be a source of revenue in the future.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2013.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risk from changes in interest rates and commodity prices.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 begin on Page F-1 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 8. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to the Company.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2013.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is included in the reports that we file with the Securities and Exchange Commission.

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

Management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework to identify the risks and control objectives related to the evaluation of our control environment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Our independent registered public accounting firm, Pritchett, Siler & Hardy, P.C. has taken into consideration internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but has not expressed an opinion on the effectiveness of the Company’s internal control over financial reporting in its report below.

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

ITEM 9B – OTHER INFORMATION

Subsequent to the end of the fiscal year we sold 1,100,000 unregistered Common shares for $165,000 which was and will be used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. We also issued 20,000 restricted shares to an individual consultant under a consulting agreement to facilitate additional Pakistan and other international investment opportunities and to assist with the formulation of growth strategies. The duration of this contract is for one year with a value of $3,000 paid via issuance of the 20,000 shares of Company stock. Management expects to have continued success in raising capital through securities sales pending the completion of the pending litigation with Hycarbex seeking recovery of accrued, unpaid production revenues.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2013, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	53	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	66	Director

R. Pierce Onthank, age 53, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving The American Energy Group, Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group, Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 66, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser. Mr. Gebhardt resides in Celebration, Florida. Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University. Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001. Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters. Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held no physical meetings and four telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2013, and the Board of Directors took action at Board meetings or by unanimous written consent twenty (20) times during that period. Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives. Mr. Onthank and Mr. Gebhardt serve upon the audit committee. There are not any other standing committees of the Board of Directors based on the size of our business.

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

Compliance with Section 16(A) of the Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Our officers and directors are currently compliant with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

In September 2004, we adopted a Code of Ethics that is applicable to all directors, officer and employees. A copy of the Code of Ethics may be obtained without charge by writing to: The American Energy Group, Ltd., 1 Gorham Island Suite 303, Westport, Connecticut 06880.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2009, 2010, 2011, 2012 and 2013 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Comp-ensation	Awards		Payouts	All Other Compensation
						Restricted Stock Awarded	Options/ SARs Warrants (#)	LTIP payouts ($)
R.Pierce Onthank	President, CEO and Sec. Treas.	2013 2012 2011 2010 2009	$360,000 $350,785 $240,000 $240,000 $192,000	-0- -0- -0- -0- -0-	$24,325 -0- $29,673 $74,214 -0-	-0- 126,760(2)- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-
Dr. Iftikhar A. Zahid(1)	Director	2011 2010 2009	$165,000 $180,000 $180,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
John S. Gebhardt	Director	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- 176,760(2)-	-0- -0-	-0- -0-	-0- -0-

Notes to Summary Compensation Table:

(1)  Dr. Zahid previously managed our assets in Pakistan. He resigned in June, 2011, effective May 31, 2011. Directors Onthank and Gebhardt were issued restricted stock for each of the quarterly periods of the 2011-2012 year based upon a compensation value of $6,250 per quarter. Director Gebhardt also received 50,000 restricted shares for Board service prior to June 30, 2011.

Stock Option/SAR and Warrant Grants

During the fiscal year ended June 30, 2013 Pierce Onthank was awarded 2,250,000 Warrants and John S. Gebhardt was awarded 250,000 Warrants to purchase common stock each at an exercise price of $0.15. There were no grants of stock options or SAR’s to executive officers or directors during the fiscal year ended June 30, 2013. There are currently no outstanding stock options or SAR’s.

Aggregated Option/SAR/Warrant Exercises In
Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs/ Warrants at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs/ Warrants at FY end ($); Exercisable/ Unexercisable
Pierce Onthank	-0-	-0-	3,250,000/0	$0/0
John S. Gebhardt	-0-	-0-	400,000/0	$0/0

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2013.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 15, 2013, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 15, 2013, we had 46,362,949 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock		Percentage of Common Stock (1)
R. Pierce Onthank 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	4,596,929	(1,2)	9.4	%(1,2)

John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	576,760	(1,3)	1.2	%(1,3)

All Officers and Directors as a group (total of two)	Common stock	5,173,689	(1)	10.6	%(1)
_____________
(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2013. As of October 15, 2013 there were 46,362,949 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

(2) Includes 3,250,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3) Includes 400,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $14,948 during the year ended June 30, 2013.

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
____________
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

THE AMERICAN ENERGY GROUP, LTD.

DATED: October 15, 2013.	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date signed: October 15, 2013	By:	/s/ John S. Gebhardt
John S. Gebhardt, Director

THE AMERICAN ENERGY GROUP, LTD.

FINANCIAL STATEMENTS

June 30, 2013 and 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The American Energy Group, Ltd.

We have audited the accompanying balance sheet of The American Energy Group, Ltd. as of June 30, 2013 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2013. The American Energy Group, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming The American Energy Group, Ltd. will continue as a going concern. As discussed in Note 9 to the financial statements, The American Energy Group, Ltd. has incurred losses and negative cash flows from operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
October 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The American Energy Group, Ltd.
Westport, CT.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2012 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2012 and the results of their operations and their cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming The American Energy Group, Ltd. will continue as a going concern. As discussed in Note 9 to the financial statements, The American Energy Group, Ltd. has incurred losses and negative cash flows from operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Morrill & Associates
Bountiful, Utah
October 15, 2012

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets
For the Years Ended June 30,

Assets

	2013	2012
Current Assets
Cash	$44,101	$82,433
Oil & gas sales receivable	-	819,590
Prepaid expenses	33,826	30,750

Total Current Assets	77,927	932,773

Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(42,465)	(37,732)

Net Property and Equipment	14,410	19,143

Other Assets
Investment in oil & gas working interest	1,583,914	1,583,914
Oil & gas sales receivable	2,037,143	-
Security deposit	16,312	16,312

Total Other Assets	3,637,369	1,600,226

Total Assets	$3,729,706	$2,552,142

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$59,683	$58,190
Security deposits	13,200	13,200
Note payable	27,378	24,854
Accrued liabilities	254,936	232,216

Total Current Liabilities	355,197	328,460

Total Liabilities	355,197	328,460

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001 per share
authorized 80,000,000 shares; 45,242,949 and
39,432,761 shares issued and outstanding, respectively	45,243	39,433
Capital in excess of par value	13,560,821	12,336,385
Preferred Stock, 20,000,000 authorized (none issued)	-	-
Accumulated deficit	(10,231,555)	(10,152,136)

Total Stockholders’ Equity	3,374,509	2,223,682

Total Liabilities and Stockholders’ Equity	$3,729,706	$2,552,142

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Years Ended June 30,

	2013	2012

Revenue	$1,217,553	$849,980

General and Administrative Expenses
Legal and professional	217,709	231,650
Depreciation and amortization expense	4,733	5,188
General and administrative	1,053,292	707,133

Total Expenses	1,275,734	943,971

Net Operating Income (Loss)	(58,181)	(93,991)

Other Income and (Expense)
Interest expense	(12,857)	(9,706)
Taxes – other	(8,381)	(5,755)

Total Other Income and (Expense)	(21,238)	(15,461)

Net Loss before Federal Income Tax	(79,419)	(109,452)
Federal Income Tax	-	-

Net Loss	$(79,419)	$(109,452)

Basic Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	41,209,615	36,490,028

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

March, 2012, new shares issued
for payables incurred for services
rendered November 2010 through
March 2012 at a weighted average
price of $0.24 per share	217,568	218	52,782	-	53,000

April, 2012, new shares issued
for cash at $0.20 per share	750,000	750	149,250	-	150,000

June, 2012, new shares issued
for cash at $0.15 per share	700,000	700	104,300	-	105,000

Net (loss) for the year ended
June 30, 2012	-	-	-	(109,449)	(109,449)

Balance June 30, 2012	39,432,761	$39,433	$12,336,385	$(10,152,136)	$2,223,682

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Stockholders’ Equity
For the Period July 1, 2012 through June 30, 2013

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2012	39,432,761	$39,433	$12,336,385	$(10,152,136)	$2,223,682

August 2012, new shares issued
for cash at $0.15 per share	1,046,668	1,047	155,953	-	157,000

September 2012, new shares issued
for cash at $0.15 per share	200,000	200	29,800	-	30,000

October 2012, new shares issued
for cash at $0.15 per share	400,000	400	59,600	-	60,000

November 2012, new shares issued
for cash at $0.15 per share	200,000	200	29,800	-	30,000

December, 2012, new shares issued
for cash at $0.15 per share	566,667	566	84,434	-	85,000

December 2012, 1,260,000 warrants
in connection with warrant term
modifications	-	-	19,646	-	19,646

January 2013, new shares issued
for cash at $0.15 per share	700,000	700	104,300	-	105,000

January 2013, new shares issued
for payables incurred for services
rendered through December 2012
at $0.15 per share	433,333	433	64,567	-	65,000

March 2013, new shares issued
for cash at $0.15 per share	770,000	770	114,730	-	115,500

May 2013, new shares issued
for payables incurred for services
rendered through June 2012
at $0.23 per share	303,520	304	69,696	-	70,000

May 2013, 2,600,000 warrants
in connection with warrants issued
to officers, directors and counsel	-	-	314,600	-	314,600

June 2013, new shares issued
for cash at $0.15 per share	1,190,000	1,190	177,310	-	178,500

Net (loss) for the year ended
June 30, 2013	-	-	-	(79,419)	(79,419)

Balance June 30, 2013	45,242,949	$45,243	$13,560,821	$(10,231,555)	$3,374,509

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Years Ended June 30,

	2013	2012

Cash Flows From Operating Activities
Net loss	$(79,419)	$(109,449)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	4,733	5,188
Warrant expense	334,246	40,000
Common stock issued for current debt, services	45,000	-
Changes in operating assets and liabilities
(Increase) decrease in oil & gas sales receivable	(1,217,553)	(819,590)
(Increase) decrease in prepaid expenses	(552)	22,248
(Increase) decrease in security deposit	-	9,897
Increase (decrease) in accounts payable	1,493	(6,146)
Increase (decrease) in accrued expenses
and other current liabilities	112,720	165,376

Net Cash Used In Operating Activities	(799,332)	(692,476)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions	-	(1,152)
Funds reserved for acquisitions	-	-

Net Cash Provided By (Used In) Investing Activities	-	(1, 152)

Cash Flows From Financing Activities
Cash received from stock issuance	761,000	530,000

Net Cash Provided By Financing Activities	761,000	530,000

Net Increase (Decrease) in Cash	(38,332)	(163,628)

Cash and Cash Equivalents, Beginning of Year	82,433	246,061

Cash and Cash Equivalents, End of Year	$44,101	$82,433

Cash Paid For:
Interest	$12,857	$9,706
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of
accounts payable and accrued expenses	$90,000	$823,000
Common stock issued for services rendered	$45,000	$40,000

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

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
 June 30, 2013 and 2012

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

a. Organization (continued)

On April 14, 2005, the Company’s wholly owned inactive subsidiary, The American Energy Operating Corp. (AEOC) filed for voluntary bankruptcy liquidation. On July 24, 2006, The American Energy Operating Corp. received a final decree from the United States Bankruptcy Court – Southern District of Texas that the Company’s estate had been fully administered and that the Chapter 7 was closed. The Company no longer has any subsidiaries.

b. Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2013 and 2012, the Company incurred total depreciation of $4,733 and $5,188, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012

Loss (numerator)	$(79,419)	$(109,452)

Shares (denominator)	41,209,615	36,490,028

Per Share Amount	$(0.00)	$(0.00)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 4,960,000 shares of common stock for the years ended June 30, 2013 and 2012, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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
June 30, 2013 and 2012

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

g. Long Lived Assets

All long lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs. The Company has not recorded any impairment expense for the years ended June 30, 2013 or 2012, respectively.

h. Oil and Gas Sales Receivable and Revenue Recognition

The Company recognizes oil and gas sales receivables upon realization of oil and gas production net to our overriding royalty percentage interest. Pricing is under the jurisdiction of the Oil and Gas Regulatory which has jurisdiction over wellhead and consumer gas pricing. Our revenue is derived exclusively from an overriding royalty interest, as such we anticipate our receivables are fully collectible and therefore we do not provide a reserve for uncollectible amounts.

i. Concentrations

The Company’s revenue is derived solely from its overriding royalty interest in the Yasin Concession which is located in the country of Pakistan.

j. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

k. Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision (benefit) for the year-ended June 30, 2013 and the year ended June 30, 2012 consisted of the following:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of net operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss carryovers of the Company will begin expiring in the year ended June 30, 2019. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2013 and June 30, 2012 are as follows:

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

k. Income Taxes (continued)

	2013	2012
Net Operating Losses:
Federal	$(47,170,776)	$(48,089,679)
State	-	-
Total tax provision (benefit)	$(47,170,776)	$(48,089,679)
Less valuation allowance	47,170,776	48,089,679

Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2013	2012

Expense (benefit) at federal statutory rate	$89,189	$(25,936)
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	(89,189)	25,936
Income tax provision (benefit)	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2013, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2013, 2012, and 2011.

l. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

l. Fair Value of Financial Instruments (continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2013.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2013, the Company believes it has no such liabilities.

o. New Accounting Pronouncements

In January 2013, the FASB issued the Accounting Standards Update or ASU 2013-01, Balance Sheet: Clarrifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

o. New Accounting Pronouncements (continued)

In February 2013, the FASB issued the Accounting Standards Update or ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. The new amendments require further disclosure of the effects of significant amounts reclassified our of accumulated other comprehensive income. The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2013, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of June 30, 2013 and 2012, the Company had earned $2,037,143 and $819,590, respectively, but not yet received payment for royalties from their interest in this concession. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

Note 3 – Lease Commitments

The Company entered into a long term lease for office space in June, 2006. The original lease term was 5 years and expired May 31, 2011. This lease has been extended through October, 2013. Monthly payments due on the extended lease are $7,975 through October, 2012 and are $8,156 for the period November, 2012 through October, 2013.

The Company incurred $97,227 and $106,821 of rent expense under this lease for the years ended June 30, 2013 and 2012, respectively.

The Company has entered into various subleases to sublet a portion of the office space obtained in the lease. The lease terms of the sub leases are month to month.

The Company received $44,490 and $68,245 from these sub-leases for the years ended June 30, 2013 and 2012.

Note 4 - Common Stock

During December 2011, the Company issued 1,500,000 shares of common stock for cash in the amount of $150,000.

During December 2011, the Company issued 1,088,193 shares of common stock for accrued compensation to a former director of the Company valued at $810,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

Note 4 - Common Stock (continued)

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

During June 2012, the Company issued 700,000 shares of common stock for services and payables valued at $105,000.

During August 2012, the Company issued 1,046,668 shares of common stock for cash in the amount of $157,000.

During September 2012, the Company issued 200,000 shares of common stock for cash in the amount of $30,000.

During October 2012, the Company issued 400,000 shares of common stock for cash in the amount of $60,000.

During November 2012, the Company issued 200,000 shares of common stock for cash in the amount of $30,000.

During December 2012, the Company issued 566,667 shares of common stock for cash in the amount of $85,000.

During January 2013, the Company issued 700,000 shares of common stock for cash in the amount of $105,000.

During January 2013, the Company issued 433,333 shares of common stock for services and payables valued at $65,000.

During March 2013, the Company issued 770,000 shares of common stock for cash in the amount of $115,500.

During May 2013, the Company issued 303,520 shares of common stock for services and payables valued at $70,000.

During June 2013, the Company issued 1,190,000 shares of common stock for cash in the amount of $178,500.

Note 5 - Common Stock Warrants

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 480-10 “Share Based Payment” using the modified-prospective-transition method. Under this transition method, total compensation cost recognized in the statement of operations for the years ended June 30, 2007 and 2006 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 480-10, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 480-10. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company did not grant any stock-based compensation option awards during the year ended June 30, 2012. During the year ended June 30, 2013, the Company issued 2,600,000 warrants to officers, directors and counsel and also amended the terms of 1,260,000 previously existing warrants reducing the exercise price on those warrants to $0.15.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

Note 5 - Common Stock Warrants (continued)

A summary of the status of the Company’s stock warrants as of June 30, 2013 and 2012 is presented below:

	Stock Exercise	Warrants Price	Weighted Ave. Exercise Price

Outstanding and Exercisable, June 30, 2011	2,360,000	$0.75-1.75	$1.09

Granted	-	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2012	2,360,000	$0.75-1.75	$1.09

Outstanding and Exercisable, June 30, 2012	2,360,000	$0.75-1.75	$1.09

Granted	2,600,000	$0.15	$0.15
Expired/Canceled	100,000	$1.75	$1.75
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2013	860,000	$0.15-1.75	$0.35

A summary of outstanding stock warrants at June 30, 2013 follows:

Number of Common Stock Equivalents	Expir. Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Ave Exer. Price

50,000	October, 2015	2.250	$0.15	$0.15
210,000	September, 2015	2.250	$0.15	$0.15
500,000	December 2015	2.500	$0.75	$0.75
500,000	December 2015	2.500	$0.15	$0.15
250,000	December 2015	2.500	$1.00	$1.00
250,000	December 2015	2.500	$0.15	$0.15
250,000	December 2015	2.500	$1.50	$1.50
250,000	December 2015	2.500	$0.15	$0.15
2,600,000	May 2018	5.000	$0.15	$0.15

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

Note 6 – Investment in Oil and Gas Working Interest – Related Party

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests. As of June 30, 2013, the Company has not received any royalty payments and the entire $392,500 held by Hycarbex was returned to the Company. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of June 30, 2013 and 2012, the Company has capitalized $1,583,914 related to these working interests.

Note 7 – Subsequent Events

Subsequent to June 30, 2013, the Company issued an additional 1,100,000 shares of its common shares at $0.15 for a total of $165,000. In addition, the Company entered into a consulting agreement with an individual to facilitate additional Pakistan and other international investment opportunities and to assist with the formulation of growth strategies. The duration of this contract is for one year with a value of $3,000 to be paid via issuance of 20,000 shares of Company stock. There were no events or transactions occurring during this period that required recognition or disclosure in these financial statements.

Note 8 – Other Contingencies

Litigation

In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. In our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April, 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. However, the interim relief has now been granted. The appeals are expected to be docketed and resolved during the second quarter of the current year.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

Note 8 – Other Contingencies (continued)

Litigation (continued)

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed and has scheduled the final hearing in this arbitration for the month of February, 2014.

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sale proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,137.81 as an approximate interim amount pending the determination of actual sales proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sale proceeds for such period. The Order of the ICC is not appealable to a court or other tribunal. Under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

Foreign Operations

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2013 and 2012

Note 9 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At June 30, 2013, in addition to the Company’s current liabilities exceeding its current assets, it has recorded negative cash flows from operations and net losses in this year and prior fiscal years. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 8 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

The company has evaluated subsequent events from the balance sheet through the date the financial statements were issued and determined there were no additional items to report.