Form 10-Q
period 2013-09-30
AMERICAN ENERGY GROUP LTD
filed 2013-11-19
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:  0-26402

THE AMERICAN ENERGY GROUP, LTD.
 (Exact name of Registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Gorham Island Suite 303 Westport, Connecticut	06880
(Address of principal executive offices)	(Zip code)

203-222-7315
(Registrant’s telephone number including area code)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share
___________________________

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2013, the number of Common shares outstanding was 47,042,949

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

Assets
	September 30, 2013	June 30, 2013
	(Unaudited)
Current Assets
Cash	$33,467	$44,101
Prepaid expenses	23,521	33,826
Total Current Assets	56,988	77,927
Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(43,602)	(42,465)
Net Property and Equipment	13,273	14,410
Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Oil & gas sales receivable	2,349,262	2,037,143
Security deposit	16,312	16,312
Total Other Assets	3,949,488	3,637,369
Total Assets	$4,019,749	$3,729,706
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$63,529	$59,683
Security deposits	6,895	13,200
Note payable	17,345	27,378
Accrued liabilities	317,907	254,936
Total Current Liabilities	405,676	355,197
Total Liabilities	405,676	355,197
Stockholders’ Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 46,342,949 and
45,242,949 shares issued and outstanding, respectively	46,343	45,243
Capital in excess of par value	13,724,721	13,560,821
Accumulated deficit	(10,156,991)	(10,231,555)
Total Stockholders’ Equity	3,614,073	3,374,509
Total Liabilities and Stockholders’ Equity	4,019,749	$3,729,706

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Revenue – Oil and gas royalties	$312,119	$307,160

General and Administrative Expenses
Administrative salaries	105,536	104,994
Legal and professional	65,767	53,618
General and administrative	51,908	42,465
Office overhead expenses	10,684	15,487
Depreciation	1,137	1,183
Total Expenses	235,032	217,747
Operating Income	77,087	89,413

Other Income and (Expense)
Interest expense	(2,523)	(2,308)
Total Other Income and (Expense)	(2,523)	(2,308)
Income Before Tax	74,564	87,105
Income Tax	-	-
Net Income	$74,564	$87,105

Earnings per Share
Basic	$0.00	$0.00
Fully Diluted	$0.00	$0.00

Weighted Average Number of Shares Outstanding
Basic	45,736,427	39,994,066
Fully Diluted	50,596,427	42,354,066

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash Flows From Operating Activities
Net income	$74,564	87,105
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation	1,137	1,183
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(312,119)	(307,160)
(Increase) decrease in prepaid expenses	272	(2,906)
Increase (decrease) in accounts payable	3,846	(6,341)
Increase (decrease) in accrued expenses
and other current liabilities	56,666	8,883

Net Cash (Used In) Operating Activities	(175,634)	219,236

Cash Flows From Investing Activities
Funds reserved for acquisitions	-	-

Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities
Cash received from stock issuances	165,000	187,000
Net Cash Provided By Financing Activities	165,000	187,000

Net (Decrease) in Cash	(10,634)	(32,236)

Cash and Cash Equivalents, Beginning of Period	44,101	82,433

Cash and Cash Equivalents, End of Period	$33,467	$50,197

Cash Paid For:
Interest	$2,523	$2,308
Taxes	$-	$-

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2013

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2013 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Note 2 – Basic Loss Per Share of Common Stock

	For the three	For the three
	months ended,	months ended,
	Sept 30, 2013	Sept 30, 2012
Income (numerator)	$74,564	$87,105
Basic Shares (denominator)	45,736,427	39,994,066
Fully Diluted Shares (denominator)	50,596,427	42,354,066
Basic Income Per Share	$0.00	$0.00
Fully Diluted Income Per Share	$0.00	$0.00

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 4,860,000 shares of common stock are included in the fully diluted income per share calculation.

Note 3 – Revenue Recognition

Revenue from oil and gas royalties consists solely of override royalty interests and is recognized after production has occurred on the oil and gas concession in which the Company has an interest. Royalty income is reported on a net revenue basis.

Note 4 – Common Stock

During July, 2013, the Company issued 500,000 shares of common stock for cash at $0.15 per share.

During September, 2013, the Company issued 600,000 shares of common stock for cash at $0.15 per share.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2013

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of September 30, 2013, the Company had net operating loss carryovers of $47,096,212 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

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

Note 7 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2013 through the date the financial statements were issued.  Subsequent to September 30, 2013, the Company issued 700,000 shares of Common Stock for cash at $0.15 per share.   There were no other material events that warrant any additional disclosure.

Note 8 – Other Contingencies - Litigation

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2013

Note 8 – Other Contingencies – Litigation (continued)

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

Subsequent to the ICC Order, Hycarbex produced certain sales records and other records of Hycarbex.  Hycarbex and Hycarbex Asia requested a modification of the Order.  The Order was not suspended by the ICC while this request is under consideration.  The Company awaits a response which is expected prior to December 31, 2013.  Based upon this request for modification by Hycarbex and Hycarbex Asis, the Company expects to file in the Islamabad High Court legal documentation for enforcement of the Order to obtain the benefits awarded to the Company in the Order.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
September 30, 2013

Note 9 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 31, 2013, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 8 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

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

Results of Operations

Our operations for the three months ended September 30, 2013 reflected operating income of $77,087, as compared to operating income of $89,413 for the three months ended September 30, 2012and net income of $74,564 and $87,105 for the same periods. The net income for the three months ended September 30, 2013 is predominantly a direct result of oil and gas revenue earned during the current quarter in the amount of $312,119. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. As a result, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 10.3 million cubic feet per day based upon a monthly total of 326.01 million cubic feet for July, 2013, 324.05 million cubic feet for August, 2013 and 313.27 million cubic feet for September, 2013. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $312,119. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors during the current quarter 1,100,000 shares of our common stock for $165,000. Subsequent to the end of the quarter we sold 700,000 shares for $105,000. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 1,100,000 shares during the quarter ended September 30, 2013 for $165,000. An additional 700,000 shares were sold subsequent to the end of the quarter for $105,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July, 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic the pending litigation in Pakistan will be successful in causing a resumption of monthly payments. We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements. We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day. Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed. Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production purchase opportunities in Pakistan and other petroleum producing regions.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Subsequent to the ICC Order, Hycarbex produced certain sales records and other records of Hycarbex. Hycarbex and Hycarbex Asia also requested a modification of the Order. The Order was not suspended by the ICC while this request is under consideration. We await a response which is expected prior to December 31, 2013. Based upon this pending request for modification, Hycarbex and Hycarbex Asia have not paid any financial sums set forth in the Order which are due to the Company. When the ICC responds to this request for modification by Hycarbex and Hycarbex Asia, we expect to file in the Islamabad High Court legal documentation for enforcement of the Order to obtain the benefits awarded to the Company in the Order.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2013, we sold to private investors 1,100,000 shares for $165,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex. Subsequent to the end of the quarter, we sold another 700,000 shares of Common Stock to private investors for $105,000. These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

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
_________
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

THE AMERICAN ENERGY GROUP, LTD.

DATED: November 19, 2013	By:	/s/ R. Pierce Onthank
R. Pierce Onthank,
President, Chief ExecutiveOfficer, Principal Financial Officer and Director