Form 10-Q
period 2013-12-31
AMERICAN ENERGY GROUP LTD
filed 2014-02-19
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

___________________________________________
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

As of February 14, 2014, the number of Common shares outstanding was 48,942,949

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I – FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current Assets
Cash	$79,360	$44,101
Prepaid expenses	13,217	33,826

Total Current Assets	92,577	77,927

Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(44,740)	(42,465)

Net Property and Equipment	12,135	14,410

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Oil & gas sales receivable	2,661,601	2,037,143
Security deposit	16,312	16,312

Total Other Assets	4,261,827	3,637,369

Total Assets	$4,366,539	$3,729,706

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$61,313	$59,683
Security deposits	6,895	13,200
Note payable	7,033	27,378
Accrued liabilities	346,907	254,936

Total Current Liabilities	422,148	355,197

Total Liabilities	422,148	355,197

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 47,942,949 and 45,242,949 shares issued and outstanding, respectively	47,943	45,243
Capital in excess of par value	14,008,121	13,560,821
Accumulated deficit	(10,111,673)	(10,231,555)

Total Stockholders’ Equity	3,944,391	3,374,509

Total Liabilities and Stockholders’ Equity	$4,366,539	$3,729,706

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Revenue – Oil and Gas Royalties	$312,339	$309,421	$624,458	$616,581

Expenses
Administrative salaries	104,896	101,708	210,432	206,702
Legal and professional	59,741	85,332	125,508	138,950
General and administrative	68,545	40,431	120,453	82,896
Office overhead expenses	30,371	16,900	41,055	32,387
Depreciation	1,138	1,183	2,275	2,366

Total Expenses	264,691	245,554	499,723	463,301

Net Operating Income	47,648	63,867	124,735	153,280

Other Income and (Expense)
Warrant settlements	-	(19,647)	-	(19,647)
Interest expense	(2,330)	(1,996)	(4,853)	(4,304)

Total Other Income (Expense)	(2,330)	(21,643)	(4,853)	(23,951)

Net Income Before Tax	45,318	42,224	119,882	129,329

Income Tax	0	0	0	0

Net Income	$45,318	$42,224	$119,882	$129,329

Earnings per Share

Basic	$.00	$.00	$.00	$.00

Fully Diluted	$.00	$.00	$.00	$.00

Weighted Average Number of Shares Outstanding

Basic	47,388,601	41,212,762	46,102,188	40,081,711

Fully Diluted	52,248,601	43,572,762	50,962,188	42,441,711

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)

	2013	2012

Cash Flows From Operating Activities
Net Income	$119,882	$129,329
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,275	2,366
Warrant Expense	-	19,647
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(624,458)	(616,581)
(Increase) decrease in prepaid expenses	264	(2,944)
Increase (decrease) in accounts payable	1,630	(5,576)
Increase (decrease) in accrued expenses and other current liabilities	85,666	75,491

Net Cash (Used In) Operating Activities	(414,741)	(398,268)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	450,000	362,000

Net Cash Provided By Financing Activities	450,000	362,000

Net Increase (Decrease) in Cash	35,259	(36,268)
Cash and Cash Equivalents, Beginning of Period	44,101	82,433

Cash and Cash Equivalents, End of Period	$79,360	$46,165

Cash Paid For:

Interest	$4,853	$4,304

Taxes	$-	$-

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
December 31, 2013

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2013 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Income (numerator)	$45,318	$42,224	$119,882	$129,329

Basic Shares (denominator)	47,388,601	41,212,762	46,102,188	40,081,711

Fully Diluted Shares (denominator)	52,248,601	43,572,762	50,962,188	42,441,711

Basic Income Per Share	$0.00	$0.00	$0.00	$0.00

Fully Diluted Income Per Share	$0.00	$0.00	$0.00	$0.00

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

During October, 2013, the Company issued 700,000 shares of common stock for cash at $0.15 per share.

During November, 2013, the Company issued 900,000 shares of common stock for cash at $0.20 per share.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
December 31, 2013

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of December 31, 2013, the Company had net operating loss carryovers of $47,065,233 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

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

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of December 31, 2013 and June 30, 2013, the Company had earned $2,691,991 and $2,067,533, respectively, of oil and gas royalties on which they had received payments of $30,390, resulting in oil and gas receivables of $2,661,601 and 2,037,143 as of December 31, 2013 and June 30, 2013, respectively. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

Note 7 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2013 through the date the financial statements were issued. Subsequent to December 31, 2013, the Company issued 1,000,000 shares of Common Stock for cash at $0.15 per share. In addition, the Company borrowed $350,000 from a current shareholder with interest at 5% and an 18 month maturity. In connection with this loan the Company issued 2,333,334 warrants to purchase additional shares of the Company at $0.15/share. These warrants will expire in 2 years. There were no other material events that warrant any additional disclosure.

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
December 31, 2013

Note 8 – Other Contingencies – Litigation (continued)

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals are expected to be docketed and resolved during the current fiscal year or to become moot by virtue of the ICC Order granting interim relief announced September 25, 2013, discussed below, and by virtue of the actual commencement of the scheduled final arbitration hearing in February, 2014.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed and has scheduled the final hearing in this arbitration for the month of February 2014.

In February 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sale proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,137.81 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sale proceeds for such period. The Order of the ICC is not appealable to a court or other tribunal. Under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
December 31, 2013

Subsequent to the ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and the English Court ordered the Liquidators personally to pay all of the Company's costs to defend the application, initially estimated to be $36,000.

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company's claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. The Company has opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to the Company of the monies due to the Company under the September 25, 2013 Order granting interim relief. The hearing on these matters is expected to continue through the week of February 24, 2014.

Note 9 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2013, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 8 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In November 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation. We retained in the sale an 18% overriding royalty interest in the Yasin Block. Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005. A state-of-the-art, third party owned, surface facility for the well was constructed for Hycarbex after well completion. During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test but the production quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by the third party. The production re-commenced into the pipe line in July 2011, at the initial rate of 3.5 million cubic feet of gas per day (MMCFD). Hycarbex has advised that this rate is expected to be gradually increased to 15 MMCFD during the Extended Well Test. Such production can likewise experience temporary interruptions to permit testing, calibration and other activities common with an extended well test.

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company. In December 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. During 2012, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the three months ended December 31, 2013 reflected operating income of $47,648, as compared to operating income of $63,867 for the three months ended December 31, 2012 and net income of $45,318 and $42,224 for the same periods. The increase in net income for the three months ended December 31, 2013 of $3,094 as compared to the quarter ended December 31, 2012, and the decrease in net income for the six months ended December 31, 2013 of $9,447 as compared to the six months ended December 31, 2012, is predominantly a result of the net effect of the aggregate litigation expenses in Pakistan and the arbitration tribunal of the International Chamber of Commerce related to the recovery of its oil and gas revenue receivable from Hycarbex, and not the result of fluctuations in production. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. As a result, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 10.3 million cubic feet per day based upon a monthly total of 321.68 million cubic feet for October, 2013, 322.15 million cubic feet for November, 2013 and 320.18 million cubic feet for December, 2013. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $312,339. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors during the current quarter 1,600,000 shares of our common stock for $285,000. Subsequent to the end of the quarter we sold 1,000,000 shares for $150,000 and borrowed an additional $350,000 from a private investor. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 1,600,000 shares during the quarter ended December 31, 2013 for $285,000. An additional 1,000,000 shares were sold subsequent to the end of the quarter for $150,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 7 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July 2011, the Haseeb #1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December 2009. While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic the pending litigation in Pakistan will be successful in causing a resumption of monthly payments. We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements. We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sale volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day. Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed. Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production purchase opportunities in Pakistan and other petroleum producing regions.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended December 31, 2013.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 – AND 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In December 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. In our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals are expected to be docketed and resolved during the current fiscal year or to become moot by virtue of the ICC Order granting interim relief announced September 25, 2013, discussed below, and by virtue of the actual commencement of the scheduled final arbitration hearing in February, 2014.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed and has scheduled the final hearing in this arbitration for the month of February 2014.

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,137.81 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. The Order granting interim relief is not appealable to a court or other tribunal and under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

Subsequent to the ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and the English Court ordered the Liquidators personally to pay all of our costs to defend the application, initially estimated to be $36,000.

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Companys claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. The Company has opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to the Company of the monies due to the Company under the September 25, 2013 Order granting interim relief. The hearing on these matters is expected to continue through the week of February 24, 2014.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2013, we sold to private investors 1,600,000 shares for $285,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex. Subsequent to the end of the quarter, we sold another 1,000,000 shares of Common Stock to a private investor for $150,000. These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred. Subsequent to the end of the quarter we also issued 2,333, 334 warrants to purchase common stock at $0.15 for a 2-year period in connection with a $350,000 loan from a private investor. The loan matures in 18 months. The proceeds of the loan were used for a required cost advance in the pending ICC arbitration proceeding.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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
___________
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

THE AMERICAN ENERGY GROUP, LTD.

Dated: February 19, 2014	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director