Form 10-Q
period 2014-03-31
AMERICAN ENERGY GROUP LTD
filed 2014-05-20
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014, the number of Common shares outstanding was 49,616,878

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets

	March 31,	June 30,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash	$25,416	$44,101
Prepaid expenses	3,136	33,826
Total Current Assets	28,552	77,927

Property and Equipment
Office equipment	30,417	30,417
Leasehold improvements	26,458	26,458
Accumulated depreciation	(45,877)	(42,465)
Net Property and Equipment	10,998	14,410

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Oil & gas sales receivable	-	2,037,143
Security deposit	16,312	16,312
Total Other Assets	1,600,226	3,637,369

Total Assets	$1,639,776	$3,729,706

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$59,937	$59,683
Security deposits	6,895	13,200
Note payable	-	27,378
Accrued liabilities	381,969	254,936
Total Current Liabilities	448,801	355,197

Non-Current Liabilities
Note payable – related party	350,000	-
Total Non-Current Liabilities	350,000	-

Total Liabilities	798,801	355,197

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 49,129,616 and 45,242,949 shares issued and outstanding, respectively	49,129	45,243
Capital in excess of par value	14,442,010	13,560,821
Accumulated deficit	(13,650,164)	(10,231,555)
Total Stockholders’ Equity	840,975	3,374,509

Total Liabilities and Stockholders’ Equity	$1,639,776	$3,729,706

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,		March 31,
	2014	2013	2014		2013

Revenue – Oil and Gas Royalties	$318,855	$298,290		$943,313	$914,871

Expenses
Administrative salaries	127,629	112,640		338,061	319,342
Legal and professional	410,474	86,518		535,982	225,468
General and administrative	64,961	37,503		185,414	120,399
Office overhead expenses	11,825	15,692		52,880	48,079
Depreciation	1,137	1,184		3,412	3,550
Bad debt expense	2,980,456	-		2,980,456	-

Total Expenses	3,596,482	253,537		4,096,205	716,838

Net Operating Income (Loss)	(3,277,627)	44,753		(3,152,892)	198,033

Other Income and (Expense)
Warrant settlements	(257,075)	-		(257,075)	(19,647)
Interest expense	(3,789)	(2,139)		(8,642)	(6,443)

Total Other Income (Expense)	(260,864)	(2,139)		(265,717)	(26,090)

Net Income (Loss) Before Tax	(3,538,491)	42,614		(3,418,609)	171,943

Income Tax	0	0		0	0

Net Income (Loss)	$(3,538,491)	$42,614	$	(3,418,609)	$171,943

Earnings per Share

Basic	$(.07)	$.00	$	( .07)	$.00

Fully Diluted	$ NA	$.00	$	NA	$.00

Weighted Average Number of Shares Outstanding

Basic	47,487,668	42,927,429		46,542,584	40,755,119

Fully Diluted	53,383,320	45,287,429		51,785,796	43,115,119

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Statements of Cash Flows
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash Flows From Operating Activities
Net income (loss)	$(3,418,609)	$171,943
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	3,412	3,550
Warrant expense	257,075	19,647
Common stock issued for services	3,000	45,000
Bad debt expense	2,980,456	-
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(943,313)	(914,872)
(Increase) decrease in prepaid expenses	3,312	3,045
Increase (decrease) in accounts payable	254	(3,754)

Increase (decrease) in accrued expenses and other current liabilities	120,728	73,048

Net Cash (Used In) Operating Activities	(993,685)	(602,393)

Cash Flows From Investing Activities

Net Cash (Used In) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of debt	350,000	-
Proceeds from the issuance of common stock	625,000	582,500

Net Cash Provided By Financing Activities	975,000	582,500

Net Increase (Decrease) in Cash	(18,685)	(19,893)
Cash and Cash Equivalents, Beginning of Period	44,101	82,433

Cash and Cash Equivalents, End of Period	$25,416	$62,540

Cash Paid For:

Interest	$6,580	$4,304
Taxes	$-	$-

Non-Cash Financing Activities:

Common stock issued for payment of debt	$-	$20,000
Common stock issued for services	$3,000	$45,000

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
March 31, 2014

Note 1 - General
The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2013 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Income (loss) (numerator)	$(3,538,491)	$42,614	$(3,418,609)	$171,943

Basic Shares (denominator)	47,487,668	42,927,429	46,542,584	40,755,119

Fully Diluted Shares (denominator)	53,383,320	45,287,429	51,785,796	43,115,119

Basic Income (Loss) Per Share	$(0.07)	$0.00	$(0.07)	$0.00

Fully Diluted Income (Loss) Per Share	$ NA	$0.00	$ NA	$0.00

The basic income/loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 4,860,000 and 7,193,333 shares of common stock for the periods ended March 31, 2013 and 2014, respectively, are included in the fully diluted income per share calculation.

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

During February, 2014, the Company issued 1,166,667 shares of common stock for cash at $0.15 per share.

During February, 2014, the Company issued 20,000 shares of common stock for services at $0.15 per share.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
March 31, 2014

Note 5 – Income Taxes
The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of March 31, 2014, the Company had net operating loss carryovers of $50,346,649 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonably assured.

Note 6 – Investment in Oil and Gas Working Interest – Related Party
The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of March 31, 2014, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of March 31, 2014 and June 30, 2013, the Company has earned $3,010,846 and $2,067,533, respectively, of oil and gas royalties on which they had received payments of $30,390, resulting in oil and gas receivables of $2,980,456 and 2,037,143 as of March 31, 2014 and June 30, 2013, respectively. At March 31, 2014, the Company recorded an allowance against the receivable of $2,980,456 (see Note 7).The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

Note 7 – Receivable Allowance
During the quarter ended March 31, 2014, the Company recorded an allowance of $2,980,456 against its oil and gas receivable and recorded an expense of the same amount.

Management continues to be confident as to the collection of its oil and gas receivable. However, despite having won an order for collection from the International Court of Arbitration, there have been collection delays due to the appeals process. Accordingly, Management has determined to set up an allowance against the receivable. The Company will record the recovery of the receivable as income in the period received. Further, beginning in the fourth quarter, the Company will begin recording revenue on a cash received basis until such time as regular payments are coming from the purchaser of the oil and gas.

Note 8 – Note Payable
During the quarter ended March 31, 2014, the Company borrowed $350,000 from a current shareholder with interest at 5%, payable in full at its 18 month maturity. The Company incurred $2,061 of interest expense on this note during the quarter ended March 31, 2014.

Note 9 - Warrants
During the quarter ended March 31, 2014, the Company issued 2,333,334 warrants in connection with the financing addressed in Note 8.The warrants can be purchased at $0.15 per share. The Company reported $257,075 of expense during the quarter ended March 31, 2014 related to the warrant issuance. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.57%
Risk free interest	1.00%
Expected life	2 years

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
March 31, 2014

Note 10 – Subsequent Events
In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2014 through the date the financial statements were issued. Subsequent to March 31, 2014, the Company issued 467,262 shares of its common stock to directors of the Company in satisfaction of $87,500 accrued director fees. In addition, the Company issued 20,000 shares of its common stock valued at $0.15 / share to an employee for services rendered.

Note 11 – Other Contingencies - Litigation
In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. Our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April, 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals are expected to be docketed and resolved during the current fiscal year or to become moot by virtue of the ICC Order granting interim relief announced September 25, 2013, discussed below, and by virtue of the actual commencement of the scheduled final arbitration hearing in February, 2014.

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Unaudited Financial Statements
March 31, 2014

Note 11 – Other Contingencies – Litigation (continued)
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

Subsequent to the ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and Hycarbex Asia was directed by the Court to pay to the Company £40,000, which has been paid.

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. The Company opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to the Company of the monies due to the Company under the September 25, 2013 Order granting interim relief. The tribunal vacated the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. The Company was awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which has been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an Order dated February 25, 2014, requiring Hycarbex to produce to the Company all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the Company is awaiting from Hycarbex Asia the signed letter in compliance with the Tribunal’s directive regarding the timing of the submission to Sui Southern Gas Company Limited. The Tribunal’s February 25, 2014 Order further directed that the Director General of Petroleum Concessions in Pakistan be notified of Hycarbex Asia’s pending liquidation proceedings. The Order further authorized the Company’s use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

Note 12 – Going Concern
The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2014, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 11 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company. In December 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. We have since sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the three months ended March 31, 2014 reflected an operating loss of $(3,277,627), as compared to operating income of $44,753 for the three months ended March 31, 2013 and net loss of $(3,538,491) versus net income of $42,614 for the same periods. The net loss for the three months ended March 31, 2014 of $(3,538,491) as compared to the net income of $42,614 for the quarter ended March 31, 2013, and the corresponding loss for the nine months ended March 31, 2014 of $(3,418,609) as compared to the net income for the nine months ended March 31, 2013 of $171,943, is predominantly a result of recording a bad debt allowance of $2,980,456 against our oil and gas receivables, an expense of $257,075 related to the warrant issuance during the quarter ended March 31, 2014 and the net effect of the aggregate litigation expenses in Pakistan and the arbitration tribunal of the International Chamber of Commerce related to the recovery of its oil and gas revenue receivable from Hycarbex, and not the result of fluctuations in production. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. As a result, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 10.9 million cubic feet per day based upon a monthly total of 341.86 million cubic feet for January, 2014, 314.74 million cubic feet for February, 2014 and 327.52 million cubic feet for March, 2014. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $318,855. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors during the current quarter 1,166,667 shares of our common stock for $175,000 and borrowed an additional $350,000 from a shareholder to fund the advance required by the International Chamber of Commerce tribunal in connection with the arbitration hearing. The funds received from the stock issuance will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 12 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 1,166,667 shares during the quarter ended March 31, 2014 for $175,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 12 – Going Concern footnote to Financial Statements above).

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1 - LEGAL PROCEEDINGS

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals are expected to be docketed and resolved during the current fiscal year or to become moot by virtue of the ICC Order granting interim relief announced September 25, 2013, discussed below, and by virtue of the actual commencement of the scheduled final arbitration hearing in February, 2014.

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

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. The Order granting interim relief is not appealable to a court or other tribunal and under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

Subsequent to the ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and Hycarbex Asia was directed by the Court to pay to the Company costs of £40,000, which have been paid.

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. The Company opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to the Company of the monies due to the Company under the September 25, 2013 Order granting interim relief. The tribunal vacated the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. The Company was awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to the Company all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the Company is awaiting from Hycarbex Asia the signed letter in compliance with the Tribunal’s directive regarding the timing of the submission to Sui Southern Gas Company Limited. The Tribunal’s February 25, 2014 Order further directed that the Director General of Petroleum Concessions in Pakistan be notified of Hycarbex Asia’s pending liquidation proceedings. The Order further authorized the Company’s use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, we sold to private investors 1,166,667 shares for $175,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex. We also issued 2,333,334 warrants to purchase common stock at $0.15 for a 2-year period in connection with a $350,000 loan from a private investor. The loan matures in 18 months. The proceeds of the loan were used for a required cost advance in the pending ICC arbitration proceeding.

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
__________
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

THE AMERICAN ENERGY GROUP, LTD.

DATED: May 20, 2014	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director