Form 10-K
period 2014-06-30
AMERICAN ENERGY GROUP LTD
filed 2014-10-14
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 14, 2014, was $7,518,883.

As of October 14, 2014, the number of Common shares outstanding was 52,154,716

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

Pakistan Activities and Additional Opportunities

Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles). Most of this area remains virgin and unexplored. According to the Ministry of Petroleum and Natural Resources (“MPNR”), cumulative drilling within Pakistan has resulted in a very encouraging success ratio of 1:3.2. There have been 850 exploratory wells drilled through September 2013 and there have been 271 oil and gas fields discovered (62 oil and 209 gas and oil) through September, 2012. A total of 97 wells were drilled during the 2012-2013 year. According to the Ministry, oil production reached 76,277 barrels per day during 2012-2013 and gas production reached 4.259 billion cubic feet per day during 2011-12. The Pakistani government’s current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities to acquire exploration rights in these undeveloped areas. According to the Ministry, during the last three fiscal years of the Ministry, 32 concession agreements were signed.

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

In 2001, the Pakistan government launched a new Petroleum Exploration and Production Policy which offers efficient procedures complimented by a liberal policy framework for obtaining and developing concessions. This policy framework was further updated in 2007, 2009 and 2012. Operators conduct regular meetings with ministry officials but the regulatory involvement is relaxed and on a par with international standards. The licenses are granted directly by the President of Pakistan through his oil ministry officials. Foreign investors are permitted unrestricted expatriation of funds, including profits. The sales markets are unregulated and producers may sell to state marketing organizations or third parties. Current efforts are underway to get the market prices on a par with international prices. Energy Information Administration (EIA) reports, and Pakistani sources confirm, that future commercial discoveries will have a ready market at favorable pricing. Imports of goods, including vehicles and equipment is also simplistic, with no tariffs. The current exploration policy is published in its entirety at the website for the Ministry of Petroleum & Natural Resources, the internet address for which is www.mpnr.gov.pk.

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

Office Facilities

Our principal executive offices are located at 1 Gorham Island, Suite 303, Westport, Connecticut. Subsequent to the end of the fiscal year, our office lease was renewed with modified terms from the prior lease. The office space now contains approximately 1,467 square feet instead of the prior 3,574 square feet and has been leased for a 5-year term which expires in 2019. There is one 3-year renewal option available to us if we elect to exercise it at the expiration of the base term.

Employees

As of June 30, 2014, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office.

ITEM 1A – RISK FACTORS

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

The trading price of our common stock is below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker‑dealers in connection with any trades generally involving any non‑NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker‑dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker‑dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker‑dealers by such requirements may discourage broker‑dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

As of June 30, 2014, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 10.18% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The Company is dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including R. Pierce Onthank, our President and Chief Executive Officer. The future loss of Mr. Onthank could adversely affect the implementation of the Company’s business plan. We do not maintain key-man life insurance with respect to any officer or director.

The Company’s revenues from production are derived from a single well

The revenues accrued to us from the Yasin Block are derived from a single well, the Haseeb No. 1. In the event of mechanical or natural conditions at the well which adversely affect production, our accruing revenues could decrease or be eliminated altogether until the adverse conditions are removed or an alternative production source is drilled on the Yasin Block.

The further development of the Yasin Block may depend upon Hycarbex’s ability to secure a strategic development partner.

Hycarbex Asia Pte. Ltd., and its subsidiary firm, Hycarbex-American Energy, Inc., the operator of the Yasin 2768-7 Block petroleum concession suspended the obligatory revenue payments to the Company in the fall of 2011 based upon asserted financial difficulties. Litigation with Hycarbex was initiated in December, 2011. Hycarbex’s stated financial difficulties could hinder the further development of the Haseeb Gas Field and the Yasin Block which could adversely affect our expected revenues. In the event that the Government of Pakistan imposes a forfeiture of concession privileges as to undeveloped acreage in the future, the prospects for additional productive wells would be diminished. Investors are advised not to rely on the expectation of future revenues in making their investments, nor on the expectation that current revenues will be ultimately collected.

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

We are authorized to issue 80,000,000 shares of our common stock. The 52,154,716 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2014, we had outstanding warrants to purchase shares of our common stock, the exercise price of which ranges from $0.15 to $1.50 per share, and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2014 or the date of this report.

ITEM 3 – LEGAL PROCEEDINGS

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

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan. As of the date of this report, we are awaiting the final ruling on the merits from the Arbitration Tribunal based upon the June, 2014 proceedings.

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The new action filed in the Sindh, Karachi High Court names as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction has been granted to us by the Karachi Court. The new action filed in the Islamabad High Court names Hycarbex, Hycarbex Asia and Hydro Tur as defendants and seeks injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, seeks injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and seeks a deposit into the Court from Hycarbex of the sum of $1,436,137.81, which Hycarbex was ordered to pay to us by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to us directly 18% of production occurring after December, 2012. The decision on the Islamabad High Court injunction application is expected within the coming weeks.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter pink sheets (previously the over the counter bulletin board through February 22, 2011) under the symbol AEGG. The trading market began during the quarter ending December 31, 2004. The following table sets forth the quarterly high and low bid prices for each quarter for the five (5) most recent fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
September 30, 2009	$0.86	$0.61
December 31, 2009	$0.76	$0.52
March 31, 2010	$0.94	$0.63
June 30, 2010	$0.90	$0.65
September 30, 2010	$0.85	$0.64
December 31, 2010	$1.04	$0.60
March 31, 2011	$0.71	$0.45
September 30, 2011	$0.57	$0.12
December 31, 2011	$0.25	$0.05
March 31, 2012	$0.40	$0.13
June 30, 2012	$0.25	$0.10
September 30, 2012	$0.17	$0.15
December 31, 2012	$0.15	$0.11
March 31, 2013	$0.15	$0.12
June 30, 2013	$0.14	$0.14
September 30, 2013	$0.35	$0.14
December 31, 2013	$0.39	$0.25
March 31, 2014	$0.30	$0.16
June 30, 2014	$0.33	$0.18

As of June 30, 2014, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.33. As of June 30, 2014, we had approximately 44 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2014, there were 51,066,878 shares of common stock issued and outstanding and as of October 14, 2014, there were 52,154,716 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	3,650,000 Common	$0.15	-0-
Total		$0.15	-0-

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2013 and ending June 30, 2014, we sold 5,316,667 unregistered shares of Common Stock for a cash consideration of $915,000 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. We also issued 467,262 shares to directors for $87,500 in director fees, 20,000 shares to a consultant for services at a value of $3,000 and 20,000 shares to an employee at a value of $6,000. Subsequent to the end of the fiscal year, we sold 900,000 shares of Common Stock for a cash consideration of $180,000. In addition, subsequent to the fiscal year, we issued 150,000 shares of Common Stock with a value of $30,000 to our Pakistan counsel for legal fees and issued 37,838 shares to directors for director services

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

17

	2014	2013	2012	2011	2010
					restated
Revenue
Oil and Gas Sales	$1,108,163	$1,217,553	$849,980	-0-	-0-
General and Administrative Expenses
Legal and Professional	1,007,570	217,709	231,650	191,879	144,562
Depreciation and Amortization Expense	4,550	4,733	5,188	6,561	6,642
Bad Debt	-0-	-0-	-0-	-0-	-0-
General and Administrative	1,455,350	1,053,292	707,133	772,504	780,545
Total Expenses	2,467,470	1,275,734	943,971	970,944	931,749
Net Operating Income (Loss)	(1,359,307)	(58,181)	(93,991)	(970,944)	(931,749)
Other Income and (Expense)
Taxes-Other	(7,068)	(8,381)	(5,755)	(5,220)	(3,083)
Interest Expense	(19,872)	(12,857)	(9,706)	(15,620)	(7,960)
Total Other Income and (Expense)	(26,940)	(21,238)	(15,461)	(20,840)	(11,043)
Net Loss Before Federal Income Tax	(1,386,247)	(79,419)	(109,452)	(991,784)	(942,792)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-
Net Loss	(1,386,247)	(79,419)	(109,452)	(991,784)	(942,792)
Basic Loss Per Common Share	(0.03)	(0.00)	(0.00)	(0.03)	(0.03)
Weighted Average Number of Shares Outstanding	48,007,962	41,209,615	36,490,028	33,539,434	32,441,034

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

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations (See Part I, Item 3, Legal Proceedings). Since initiating the proceedings, we have sold shares of Common Stock to certain private investors to provide working capital to the Company (See Part II, Item 5) and we anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

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

Results of Operations

Our operations for the twelve months ended June 30, 2014 reflected a net operating loss of $1,359,307 as compared to a net operating loss of $58,181 for the twelve months ended June 30, 2013. The increase in net operating loss is due to an increase in legal and professional fees. The total net loss figures for these same periods were $1,386,247 and $79,419, respectively. Prior to September, 2011, we had no recurring income stream and relied upon the proceeds of securities sales and loans. In the fall of 2011, Hycarbex, the operator of the Yasin concession, commenced revenue payments to the Company but then abruptly suspended the monthly revenue payments due to Hycarbex’s financial difficulties after only two revenue payments totaling $30,425 covering Hycarbex’s April 2011 and July 2011 production. Hycarbex advised us in its notice of suspension that it would continue to accrue the revenues to the Company which was viewed by the Company as a clear breach of Hycarbex’s contractual operations. Accordingly, a lawsuit was initiated against Hycarbex in December, 2011 for collection of all sums then owning and accruing thereafter. Management expects to collect in the pending litigation and arbitration proceedings which ensued all production revenues due from Hycarbex.

Reliable third party reports have indicated to Company management that production has increased to a level above ten (10) million cubic feet per day. We have based our production and revenue accruals and assumptions near that daily figure due to Hycarbex’s failure to provide us with updated, accurate production and sale information. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate gas price applicable to these sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the production figures derived from extremely reliable sources for the period, would result in an accrual to the Company for the annual fiscal period of $943,313 and for the final quarter of the fiscal year of $313,201. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is extremely optimistic that such proceedings will be successful in causing the resumption of revenue payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold unregistered common shares to private investors. The funds were utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. Management expects to be successful in making additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments were and are being wrongfully withheld, we sold to private investors unregistered common shares and the funds were and will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Management expects to have continued success in raising operating capital through securities sales pending the completion of these legal proceedings against Hycarbex. Management further expects to have success in the legal proceedings. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

In July, 2011, the Haseeb No. 1 Well began producing into the Sui Southern Gas Company line under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. While the Company received only the initial two production payments from Hycarbex before the wrongful suspension and accrual of payments, we are optimistic that pending litigation in Pakistan will be successful in causing a resumption of monthly payments. We are further optimistic that the Company will continue to be successful in making sales of securities to private investors to fund the Company’s working capital requirements. We further expect that the monthly production currently being accrued by Hycarbex to the Company’s interest will increase as the sales volume under the Extended Well Test is gradually increased to the target daily production level of 15 million cubic feet per day. Our business strategy is to use these sales of securities to meet our administrative expenditure requirements until the monthly payments derived from production are resumed. Further, since the accrual rate exceeds the Company’s actual and historical monthly cash requirements for operations, management expects to seek similar non-cost bearing production purchase opportunities in Pakistan and other petroleum producing regions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2014.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2014.

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

Management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework to identify the risks and control objectives related to the evaluation of our control environment. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

ITEM 9B – OTHER INFORMATION

Subsequent to the end of the fiscal year we sold 900,000 unregistered Common shares for $180,000 which was and will be used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. We also issued 150,000 restricted shares to our Pakistan legal counsel for fees and issued 37,838 shares to directors for services. Management expects to have continued success in raising capital through securities sales pending the completion of the pending litigation with Hycarbex seeking recovery of accrued, unpaid production revenues.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2013, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	54	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	67	Director

R. Pierce Onthank, age 54, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving The American Energy Group, Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group, Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 67, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser. Mr. Gebhardt resides in Celebration, Florida. Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University. Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001. Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters. Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held no physical meetings and four telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2014, and the Board of Directors took action at Board meetings or by unanimous written consent twenty one (21) times during that period. Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives. Mr. Onthank and Mr. Gebhardt serve upon the audit committee. There are not any other standing committees of the Board of Directors based on the size of our business.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2010, 2011, 2012, 2013 and 2014 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards			Payouts
Name	Title	Year	Salary	Bonus	Other Annual Comp- ensation	Restricted Stock Awarded		Options/ SARs Warrants (#)	LTIP payouts ($)	All Other Comp- ensation
R.Pierce	President,	2014	$360,000	-0-	$20,662	233,631	(2)	-0-	-0-	-0-
Onthank	CEO and	2013	$360,000	-0-	$24,325	126,760	(1)	-0-	-0-	-0-
	Sec. Treas.	2012	$350,785	-0-	-0-	-0-		-0-	-0-	-0-
		2011	$240,000	-0-	$29,673	-0-		-0-	-0-	-0-
		2010	$240,000	-0-	$74,214	-0-		-0-	-0-	-0-

John S.	Director	2014	-0-	-0-	-0-	233,631	(2)	-0-	-0-	-0-
Gebhardt		2013	-0-	-0-	-0-	176,760	(1)	-0-	-0-	-0-
		2012	-0-	-0-	-0-	-0-		-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)

Directors Onthank and Gebhardt were issued restricted stock for each of the quarterly periods of the 2011-2012 year based upon a compensation value of $6,250 per quarter. Director Gebhardt also received 50,000 restricted shares for Board service prior to June 30, 2011.

(2)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 9/30/12-3/31/14 based upon a compensation value of $6,250 per quarter.

Stock Option/SAR and Warrant Grants

During the fiscal year ended June 30, 2014 there were not any grants of warrants, stock options or SAR’s to executive officers or directors. There are currently no outstanding stock options or SAR’s.

Aggregated Option/SAR/Warrant Exercises In

Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Underlying Options/SARs/ Warrants at FY end (#); Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs/ Warrants at FY end ($); Exercisable/ Unexercisable
Pierce Onthank	-0-	-0-	0/0/3,250,000	$0/0/585,000
John S. Gebhardt	-0-	-0-	0/0/400,000	$0/0/72,000

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2014.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 14, 2014, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 14, 2014, we had 52,154,756 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock		Percentage of Common Stock (1
R. Pierce Onthank 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	4,849,499	(1,2)	8.75	(1,2)

John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	829,330	(1,3)	1.58	(1,3)

All Officers and Directors as a group (total of two)	Common stock	5,678,829	(1)	10.18	(1)

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2014. As of October 14, 2014 there were 52,154,716 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $25,310 during the year ended June 30, 2014. Audit fees billed by the Company's Principal Accountant were $14,948 during the year ended June 30, 2013.

Audit Related Fees

There have been no audit related fees billed by the Company’s Principal Accountant as of the date of this report.

Tax Fees

There have been no tax fees billed by the Company’s Principal Accountant as of the date of this report.

All Other Fees

There have been no other fees billed by the Company’s Principal Accountant as of the date of this report.

PART IV

ITEM 15 – EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1 –	Certification by R. Pierce Onthank, President and Acting Chief Financial and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1 –	Certification by R. Pierce Onthank, President and Acting Chief Financial and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and

101	Interactive data files pursuant to Rule 405 of Regulation ST.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

DATED: October 14, 2014.	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date signed: October 14, 2014	By	/s/ John S. Gebhardt
John S. Gebhardt
Director

THE AMERICAN ENERGY GROUP, LTD.

FINANCIAL STATEMENTS

June 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The American Energy Group, Ltd.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2014 and 2013 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The American Energy Group, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming The American Energy Group, Ltd. will continue as a going concern. As discussed in Note 10 to the financial statements, The American Energy Group, Ltd. has incurred losses and negative cash flows from operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

October 14, 2014

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

For the Years Ended June 30,

	2014	2013
Assets
Current Assets
Cash	$11,814	$44,101
Prepaid expenses	33,826	33,826

Total Current Assets	45,640	77,927

Property and Equipment
Office equipment	23,417	30,417
Leasehold improvements	-	26,458
Accumulated depreciation	(21,926)	(42,465)

Net Property and Equipment	1,491	14,410

Other Assets
Investment in oil & gas working interest	1,583,914	1,583,914
Oil & gas sales receivable	3,145,306	2,037,143
Security deposit	11,858	16,312

Total Other Assets	4,741,078	3,637,369

Total Assets	$4,788,209	$3,729,706

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$62,096	$59,683
Security deposits	-	13,200
Note payable	26,401	27,378
Accrued liabilities	358,283	254,936

Total Current Liabilities	446,780	355,197

Non-Current Liabilities
Notes payable – related party	650,000	-

Total Non-Current Liabilities	650,000	-

Total Liabilities	1,096,780	355,197

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 51,066,878 and 45,242,949 shares issued and outstanding, respectively	51,067	45,243
Capital in excess of par value	15,258,164	13,560,821
Preferred Stock, 20,000,000 authorized (none issued)	-	-
Accumulated deficit	(11,617,802)	(10,231,555)

Total Stockholders’ Equity	3,691,429	3,374,509

Total Liabilities and Stockholders’ Equity	$4,788,209	$3,729,706

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Years Ended June 30,

	2014	2013

Revenue	$1,108,163	$1,217,553

General and Administrative Expenses
Legal and professional	1,007,570	217,709
Depreciation and amortization expense	4,550	4,733
General and administrative	1,455,350	1,053,292

Total Expenses	2,467,470	1,275,734

Net Operating Income (Loss)	(1,359,307)	(58,181)

Other Income and (Expense)
Interest expense	(19,872)	(12,857)
Taxes – other	(7,068)	(8,381)

Total Other Income and (Expense)	(26,940)	(21,238)

Net Loss before Federal Income Tax	(1,386,247)	(79,419)
Federal Income Tax	-	-

Net Loss	$(1,386,247)	$(79,419)

Basic Loss per Common Share	$(0.03)	$(0.00)

Weighted Average Number of Shares Outstanding	48,007,962	41,209,615

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

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity

For the Period July 1, 2013 through June 30, 2014

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals
Balance June 30, 2013	45,242,949	$45,243	$13,560,821	$(10,231,555)	$3,374,509

July 2013, new shares issued for cash at $0.15 per share	500,000	500	74,500	-	75,000

September 2013, new shares issued for cash at $0.15 per share	600,000	600	89,400	-	90,000

October 2013, new shares issued for cash at $0.15 per share	700,000	700	104,300	-	105,000

November 2013, new shares issued for cash at $0.20 per share	900,000	900	179,100	-	180,000

January 2014, new shares issued for services rendered through December, 2013 at $0.15 per share	20,000	20	2,980	-	3,000

February, 2014, new shares issued for cash at $0.15 per share	1,166,667	1,167	173,833	-	175,000

February 2014, 2,333,334 warrants in connection with debt issuance	-	-	361,667	-	361,667

April 2014, new shares issued for payables incurred for directors fees rendered through March 2014 at average $0.19 per share	467,262	467	87,033	-	87,500

April 2014, new shares issued for services rendered through March, 2014 at $0.30 per share	20,000	20	5,980	-	6,000

June 2014, new shares issued for cash at $0.20 per share	1,450,000	1,450	288,550	-	290,000

June 2014, 1,500,000 warrants in connection with debt issuance	-	-	330,000	-	330,000

Net (loss) for the year ended June 30, 2014	-	-	-	(1,386,247)	(1,386,247)

Balance June 30, 2014	51,066,878	$51,067	$15,258,164	$(11,617,802)	$3,691,429

The accompanying notes are an integral part of these financial statements.

 THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Years Ended June 30,

	2014	2013

Cash Flows From Operating Activities
Net loss	$(1,386,247)	$(79,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,550	4,733
Warrant expense	691,667	334,246
Common stock issued for current debt, services	46,500	45,000
Loss on impairment of assets	8,369	-
Changes in operating assets and liabilities
(Increase) decrease in oil & gas sales receivable	(1,108,163)	(1,217,553)
(Increase) decrease in prepaid expenses	-	(552)
(Increase) decrease in security deposits	4,454	-
Increase (decrease) in accounts payable	2,413	1,493
Increase (decrease) sublease security deposit	(13,200)	-
Increase (decrease) in accrued expenses and other current liabilities	152,370	112,720

Net Cash Used In Operating Activities	(1,597,287)	(799,332)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions	-	-
Funds reserved for acquisitions	-	-

Net Cash Provided By (Used In) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of debt	650,000	-
Cash received from stock issuance	915,000	761,000

Net Cash Provided By Financing Activities	1,565,000	761,000

Net Increase (Decrease) in Cash	(32,287)	(38,332)

Cash and Cash Equivalents, Beginning of Year	44,101	82,433

Cash and Cash Equivalents, End of Year	$11,814	$44,101

Cash Paid For:
Interest	$12,708	$12,857
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$50,000	$90,000
Common stock issued for services rendered	$46,500	$45,000

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Financial Statements

June 30, 2014 and 2013

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
June 30, 2014 and 2013

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

d. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2014 and 2013, the Company incurred total depreciation of $4,550 and $4,733, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2014	2013

Loss (numerator)	$(1,386,247)	$(79,419)

Shares (denominator)	48,007,962	41,209,615

Per Share Amount	$(0.03)	$(0.00)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 8,693,334 and 4,860,000 shares of common stock for the years ended June 30, 2014 and 2013, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

June 30, 2014 and 2013

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

g. Long Lived Assets

All long lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs. During the year ended June 30, 2014, the Company recorded in the general and administrative expense an impairment expense in the amount of $8,369 related to the abandonment of leasehold improvements in connection with the relocation of their corporate offices subsequent to year end.

h. Oil and Gas Sales Receivable and Revenue Recognition

The Company recognizes revenue in accordance with SEC SAB 104 which is that pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Pricing is under the jurisdiction of the Oil and Gas Regulatory which has jurisdiction over wellhead and consumer gas pricing. Our revenue is derived exclusively from an overriding royalty interest. The Company recognizes royalty revenues when production has occurred and royalties are due and payable under its contract with Hycarbex (Note 9 – Other Contingencies). The receivable has been classified as long-term because timing or collection is not known, however, collection is expected to occur within a reasonable time frame, after final ruling is obtained from the June, 2014 Arbitration Tribunal hearings. Because it appears the payor has exhausted all of its legal remedies and failed to appear at the June 14, 2014 proccedings management has determined that collection is reasonably assured and has removed any prior allowances it may have recorded during the year.

i. Concentrations

The Company’s revenue and receivable is derived solely from its overriding royalty interest in the Yasin Concession which is located in the country of Pakistan.

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

The tax provision (benefit) for the year-ended June 30, 2014 and the year ended June 30, 2013 consisted of the following:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

Deferred income taxes reflect the net tax effects of net operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss carryovers of the Company will begin expiring in the year ended June 30, 2019. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2014 and June 30, 2013 are as follows:

k. Income Taxes (continued)

	2014	2013
Net Operating Losses:
Federal	$(47,865,356)	$(47,170,776)
State	-	-
Total tax provision (benefit)	$(47,865,356)	$(47,170,776)
Less valuation allowance	47,865,356	47,170,776

Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2014	2013
Expense (benefit) at federal statutory rate	$(236,157)	$89,189
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	236,157	(89,189)
Income tax provision (benefit)	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2014, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2014, 2013, and 2012.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2014.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2014, the Company believes it has no such liabilities.

o. New Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farm-out or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. The Company also holds an investment in an oil and gas working interest as further described in ‘Note 7 - Investment in Oil and Gas Working Interest.’ As of June 30, 2014, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty revenue. The Company’s revenue recognition policy has been to recognize oil and gas sales receivable upon realization of oil and gas production. The Company feels that collections of the royalties were always reasonably assured but delayed by the arbitration process. Even though the Company won an arbitration order to receive the past due amounts and all future amounts, the Company has had to pursue further litigation in the courts for collection. (See Note 9 – Other Contingencies)

Revenue based on the oil and gas production for the years ended are as follows:

2012	$849,980
2013	1,217,553
2014	1,108,163
Total	$3,175,696

Note 3 – Notes Payable – Related Party

During the year ended June 30, 2014, the Company borrowed $650,000 from a current shareholder with interest at 5%, payable in full at its 18 month maturity of August, 2015. The Company incurred $7,164 of interest expense on these notes during the year ended June 30, 2014. The oil and gas properties in Southeast Texas are collateral on these notes.

Note 4 – Lease Commitments

For the year ended June 30, 2014 the Company leased office space on a month to month basis via the extension of its prior lease which had been extended through October, 2013. Subsequent to the year ended June 30, 214, the Company entered into a new long term lease for office space with an original lease term of 5 years. Monthly payments due on the new lease range from $6,203 per month at inception and increase to $6,174 per month on the last year of the lease. Minimum future lease payments under this lease are as follows:

Year ended June 30, 2015	$71,425
Year ended June 30, 2016	71,823
Year ended June 30, 2017	72,557
Year ended June 30, 2018	73,290
Year ended June 30, 2019	74,024
Year ended June 30, 2020	6,174

Total obligation under operating lease	$369,293

During the years ended June 30, 2014 and 2013, the Company incurred net rental expense of $57,600 and $52,737, respectively, related to their occupancy lease.

Note 5 – Common Stock

During August 2012, the Company issued 1,046,668 shares of common stock for cash in the amount of $157,000.

During September 2012, the Company issued 200,000 shares of common stock for cash in the amount of $30,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

Note 5 – Common Stock (continued)

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

During July 2013, the Company issued 500,000 shares of common stock for cash in the amount of $75,000.

During September 2013, the Company issued 600,000 shares of common stock for cash in the amount of $90,000.

During October 2013, the Company issued 700,000 shares of common stock for cash in the amount of $105,000.

During November 2013, the Company issued 900,000 shares of common stock for cash in the amount of $180,000.

During January 2014, the Company issued 20,000 shares of common stock for services in the amount of $3,000.

During February 2014, the Company issued 1,166,667 shares of common stock for cash in the amount of $175,000.

During April 2014, the Company issued 467,262 shares of common stock for payment of director fees in the amount of $87,500.

During April 2014, the Company issued 20,000 shares of common stock for services in the amount of $6,000.

During June 2014, the Company issued 1,450,000 shares of common stock for cash in the amount of $290,000.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

Note 6 – Common Stock Warrants

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

During the year ended June 30, 2014, the Company issued 3,833,334 warrants in connection with the financing addressed in Note 3. 2,333,334 of the warrants can be purchased at $0.15 per share and 1,500,000 of the warrants can be purchased at $0.20 per share. The Company reported $691,667 of expense during the year ended June 30, 2014 related to the warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	203% ~ 212%
Risk free interest	0.31% ~ 0.40%
Expected life	2 years

A summary of the status of the Company’s stock warrants as of June 30, 2014 and 2013 is presented below:

	Stock	Exercise	Weighted Ave. Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2012	2,360,000	$0.75-1.75	$1.09

Granted	2,600,000	$0.15	$0.15
Expired/Canceled	100,000	$1.75	$1.75
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2013	4,860,000	$0.15-1.50	$0.35

Granted	3,833,334	$0.15-0.20	$0.17
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2014	8,693,334	$0.15-1.50	$0.28

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

Note 6 – Common Stock Warrants (continued)

A summary of outstanding stock warrants at June 30, 2014 follows:

		Remaining		Weighted
		Contracted	Exercise	Ave Exer.
Number of Common Stock Equivalents	Expir. Date	Life (Years)	Price	Price

50,000	October, 2015	1.250	$0.15	$0.15
210,000	September, 2015	1.250	$0.15	$0.15
500,000	December 2015	1.500	$0.75	$0.75
500,000	December 2015	1.500	$0.15	$0.15
250,000	December 2015	1.500	$1.00	$1.00
250,000	December 2015	1.500	$0.15	$0.15
250,000	December 2015	1.500	$1.50	$1.50
250,000	December 2015	1.500	$0.15	$0.15
2,333,334	February 2016	1.750	$0.15	$0.15
1,500,000	June 2016	2.000	$0.20	$0.20
2,600,000	May 2018	3.000	$0.15	$0.15

Note 7 – Investment in Oil and Gas Working Interest

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests. As of June 30, 2014, the Company has not received any royalty payments and the entire $392,500 held by Hycarbex was returned to the Company. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of June 30, 2014 and 2013, the Company has capitalized $1,583,914 related to these working interests.

Note 8 – Subsequent Events

Subsequent to June 30, 2014, the Company issued an additional 900,000 shares of its common shares at $0.20 for a total of $180,000. In addition, the Company issued an additional 37,838 shares to directors and 150,000 shares to outside legal counsel for services rendered. There were no events or transactions occurring during this period that required recognition or disclosure in these financial statements.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements
June 30, 2014 and 2013

Note 9 – Other Contingencies

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

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements

June 30, 2014 and 2013

Note 9 – Other Contingencies (continued)

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

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. The Company opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. The Company was awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized the Company’s use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan. As of the date of this report, the Company is awaiting the final ruling on the merits from the Arbitration Tribunal based upon the June, 2014 proceedings.

THE AMERICAN ENERGY GROUP, LTD.
Notes to the Financial Statements

June 30, 2014 and 2013

In August, 2014, the Company initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The new action filed in the Sindh, Karachi High Court names as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction has been granted to the Company by the Karachi Court. The new action filed in the Islamabad High Court names Hycarbex, Hycarbex Asia and Hydro Tur as defendants and seeks injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, seeks injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and seeks a deposit into the Court from Hycarbex of the sum of $1,436,137.81, which Hycarbex was ordered to pay to the Company by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to the Company directly 18% of production occurring after December, 2012. The decision on the Islamabad High Court injunction application is expected within the coming weeks.

Foreign Operations

Incidents of violence and political protest continue to occur within the country according to international news sources. These political events have not impacted the Company’s ownership of the overriding royalty or the ongoing business practices within the country, including oil and gas exploration, development and production by Hycarbex and other major operators doing business in Pakistan. The Company cannot predict the effect of future political events or political changes upon Hycarbex’s operations and management’s expectations of deriving revenues from the sale of gas into Pakistan’s pipeline infrastructure.

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At June 30, 2014, in addition to the Company’s current liabilities exceeding its current assets, it has recorded negative cash flows from operations and net losses in this year and prior fiscal years. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 9 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.

