Form 10-Q
period 2014-09-30
AMERICAN ENERGY GROUP LTD
filed 2014-11-19
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 19, 2014, the number of Common shares outstanding was 52,354,756

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets
Current Assets
Cash	$9,477	$11,814
Prepaid expenses	23,521	33,826
Total Current Assets	32,998	45,640

Property and Equipment
Office equipment	23,417	23,417
Accumulated depreciation	(22,101)	(21,926)
Net Property and Equipment	1,316	1,491

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Oil and gas royalties receivable	3,395,022	3,145,306
Security deposit	11,858	11,858
Total Other Assets	4,990,794	4,741,078

Total Assets	$5,025,108	$4,788,209

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$60,890	$62,096
Note payable	19,980	26,401
Accrued liabilities	388,972	358,283
Notes Payable – related party	650,000	-
Total Current Liabilities	1,119,842	446,780

Non-Current Liabilities
Notes Payable – related party	-	650,000
Total Non-Current Liabilities	-	650,000

Total Liabilities	1,119,842	1,096,780

Stockholders’ Equity

Common stock, par value $0.001 per share; authorized 80,000,000 shares; 52,154,756 and 51,066,878 shares issued and outstanding, respectively	52,154	51,067
Capital in excess of par value	15,479,577	15,258,164
Accumulated deficit	(11,626,465)	(11,617,802)
Total Stockholders’ Equity	3,905,266	3,691,429

Total Liabilities and Stockholders’ Equity	$5,025,108	$4,788,209

See accompanying unaudited notes to the financial statements.

 THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Revenue – Oil and gas royalties	$249,717	$312,119
General and Administrative Expenses
Administrative salaries	108,204	105,536
Legal and professional	73,933	65,767
General and administrative	47,281	51,908
Office overhead expenses	18,659	10,684
Depreciation	175	1,137
Total Expenses	248,252	235,032
Operating Income	1,465	77,087
Other Income and (Expense)
Interest expense	(10,128)	(2,523)

Total Other Income and (Expense)	(10,128)	(2,523)
Income (Loss) Before Tax	(8,663)	74,564
Income Tax	-	-
Net Income (Loss)	$(8,663)	$74,564
Earnings per Share
Basic	$(0.00)	0.00
Fully Diluted	$(0.00)	0.00
Weighted Average Number of Shares Outstanding
Basic	51,695,056	45,736,427
Fully Diluted	60,388,390	50,596,427

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash Flows From Operating Activities
Net income (loss)	$(8,663)	$74,564
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	175	1,137
Common stock issued for current debt, services	27,500
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas royalties receivable	(249,716)	(312,119)
(Increase) decrease in prepaid expenses	3,884	272
Increase (decrease) in accounts payable	(1,206)	3,846
Increase (decrease) in accounts payable and other current liabilities	45,689	56,666

Net Cash (Used In) Operating Activities	(182,337)	(175,634)

Cash Flows From Investing Activities
Funds reserved for acquisitions	-	-

Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities
Cash received from stock issuances	180,000	165,000
Net Cash Provided By Financing Activities	180,000	165,000

Net (Decrease) in Cash	(2,337)	(10,634)

Cash and Cash Equivalents, Beginning of Period	11,814	44,101

Cash and Cash Equivalents, End of Period	$9,477	$33,467

Cash Paid For:
Interest	$2,003	$2,523
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$15,000	$-
Common stock issued for services rendered	$27,500	$-

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2014

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2014 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

Note 2 – Basic Loss Per Share of Common Stock

	For the three months ended,	For the three months ended,
	Sept 30, 2014	Sept 30, 2013

Income (Loss) (numerator)	$ (8,663)	$74,564

Basic Shares (denominator)	51,695,056	45,736,427

Fully Diluted Shares (denominator)	60,388,390	50,596,427

Basic Income Per Share	$(0.00)	$0.00

Fully Diluted Income Per Share	$(0.00)	$0.00

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 4,860,000 shares of common stock are included in the fully diluted income per share calculation for the three months ended September 30, 2013.

Note 3 – Oil & Gas Sales Royalties Receivable and Revenue Recognition

The Company recognizes revenue in accordance with SEC SAB 104 which is that pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Pricing is under the jurisdiction of the Oil and Gas Regulatory Authority which has jurisdiction over wellhead and consumer gas pricing. Our revenue is derived exclusively from an overriding royalty interest. The Company recognizes royalty revenues when production has occurred and royalties are due and payable. Collection of these receivables has been delayed as a result of continued litigation. The receivable has been classified as long-term because timing of collection is not known, however, collection is expected to occur within a reasonable time frame, after final ruling is obtained from the June, 2014 Arbitration Tribunal hearings. Because it appears the payor has exhausted all of its legal remedies and failed to appear at the June 14 proceedings, management has determined that collection is reasonably assured.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2014

Note 4 – Common Stock

During July, 2014, the Company issued 250,000 shares of common stock for cash at $0.20 per share.

During July, 2014, the Company issued 37,878 shares of common stock for accrued expenses at $0.33 per share.

During August, 2014, the Company issued 650,000 shares of common stock for cash at $0.20 per share.

During August, 2014, the Company issued 150,000 shares of common stock for services and accrued expenses at $0.20 per share.

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of September 30, 2014, the Company had net operating loss carryovers of $47,874,019 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

Note 6 – Investment in Oil and Gas Working Interest – Related Party

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of September 30, 2014, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of September 30, 2014 and June 30, 2014, the Company has earned $3,425,412 and $3,175,696, respectively, of oil and gas royalties on which they had received payments of $30,390, resulting in oil and gas receivables of $3,395,022 and 3,145,306 as of September 30, 2014 and June 30, 2014, respectively. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

In addition, on October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of September 30, 2014 and June 30, 2014, the Company has capitalized $1,583,914 related to these working interests.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2014

Note 7 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2014 through the date the financial statements were issued. Subsequent to September 30, 2014, the Company issued 200,000 shares of Common Stock for cash at $0.15 per share. In addition, subsequent to September 30, 2014, the Company borrowed $75,000 with an institutional investor with interest at 5%. This loan also included the issuance to the lender of 500,000 warrants to purchase the Company’s stock at $0.15 per share until February 5, 2016. There were no other material events that warrant any additional disclosure.

Note 8 – Note Payable

During the year ended June 30, 2014, the Company borrowed $650,000 from a current shareholder with interest at 5%, payable in full at its 18 month maturity. The Company incurred $8,125 of interest expense on this note during the quarter ended September 30, 2014.

Note 9 – Other Contingencies - Litigation

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2014

Note 9 – Other Contingencies - Litigation (cont'd)

The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].” The 3-arbitrator panel has been appointed and scheduled the final hearing in this arbitration for the month of February, 2014.

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2014

Note 9 – Other Contingencies - Litigation (cont'd)

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

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 30, 2014, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 9 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its alleged financial difficulties. Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August, 2011 through the date of this report have not been distributed to the Company. In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. During 2012, 2013 and 2014 we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the three months ended September 30, 2014 reflected operating income of $1,465, as compared to operating income of $77,087 for the three months ended September 30, 2013 and a net (loss) of $(8,663) and net income of $74,564 for the same periods. The reduction of net income from the prior year is predominately the result of the reduction in oil and gas revenue in the amount of $62,402.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 8.5 million cubic feet per day based upon a monthly total of 359.11 million cubic feet for July, 2014, 270.37 million cubic feet for August, 2014 and 141.25 million cubic feet for September, 2014. We have had to base our production and revenue accrual based upon these reported figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the actual production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $249,717. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors during the current quarter 900,000 shares of our common stock for $180,000. Subsequent to the end of the quarter we sold 200,000 shares for $30,000. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The connection to the marketing pipe line and resulting gas sales were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 900,000 shares during the quarter ended September 30, 2014 for $180,000. An additional 200,000 shares were sold subsequent to the end of the quarter for $30,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2014.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we sought an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requested the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].”

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

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan. As of the date of this report, we are awaiting the final ruling on the merits from the Arbitration Tribunal based upon the June, 2014 proceedings by the three arbitrator panel.

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

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014, we sold to private investors 900,000 shares for $180,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex. Subsequent to the end of the quarter, we sold another 200,000 shares of Common Stock to private investors for $30,000. These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.

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

THE AMERICAN ENERGY GROUP, LTD.

Date: November 19, 2014	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

