Form 10-Q
period 2014-12-31
AMERICAN ENERGY GROUP LTD
filed 2015-02-23
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

_____________________

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share

_____________________

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

As of February 23, 2015, the number of Common shares outstanding was 53,738,393

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets
Current Assets
Cash	$22,519	$11,814
Prepaid expenses	13,217	33,826
Total Current Assets	35,736	45,640

Property and Equipment
Office equipment	23,417	23,417
Accumulated depreciation	(22,277)	(21,926)
Net Property and Equipment	1,140	1,491

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Oil and gas sales receivable	3,521,127	3,145,306
Security deposit	11,858	11,858
Total Other Assets	5,116,899	4,741,078

Total Assets	$5,153,775	$4,788,209

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$58,180	$62,096
Note payable	10,127	26,401
Accrued liabilities	473,856	358,283
Notes Payable – related party	725,000	-
Total Current Liabilities	1,267,163	446,780

Non-Current Liabilities
Notes Payable – related party	-	650,000
Total Non-Current Liabilities	-	650,000

Total Liabilities	1,267,163	1,096,780

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 52,924,756 and 51,066,878 shares issued and outstanding, respectively	52,924	51,067
Capital in excess of par value	15,616,393	15,258,164
Accumulated deficit	(11,782,705)	(11,617,802)

Total Stockholders’ Equity	3,886,612	3,691,429

Total Liabilities and Stockholders’ Equity	$5,153,775	$4,788,209

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months and Six Months Ended December 31, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue – Oil and Gas Royalties	$126,104	$312,339	$375,821	$624,458

Expenses
Administrative salaries	111,924	104,896	220,128	210,432
Legal and professional	77,285	59,741	151,218	125,508
General and administrative	47,279	68,545	94,560	120,453
Office overhead expenses	1,284	30,371	19,943	41,055
Depreciation	176	1,138	351	2,275

Total Expenses	237,948	264,691	486,200	499,723

Net Operating Income (Loss)	(111,844)	47,648	(110,379)	124,735

Other Income and (Expense)
Warrant settlements	(33,485)	-	(33,485)	-
Interest expense	(10,911)	(2,330)	(21,039)	(4,853)
Total Other Income (Expense)	(44,396)	(2,330)	(54,524)	(4,853)

Net Income (Loss) Before Taxes	(156,240)	45,318	(164,903)	119,882

Income Taxes	0	0	0	0

Net Income (Loss)	$(156,240)	$45,318	$(164,903)	$119,882

Earnings per Share

Basic	$.00	$.00	$.00	$.00

Fully Diluted	$.00	$.00	$.00	$.00

Weighted Average Number of Shares Outstanding

Basic	52,369,104	47,388,601	51,721,062	46,102,188

Fully Diluted	NA	52,248,601	NA	50,962,188

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Six Months Ended December 31, 2014 and 2013

(Unaudited)

	2014	2013

Cash Flows From Operating Activities
Net Income (Loss)	$(164,903)	$119,882
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	351	2,275
Warrant settlements	33,485	-
Common stock issued for current debt, services	30,100	-
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(375,821)	(624,458)
(Increase) decrease in prepaid expenses	4,335	264
Increase (decrease) in accounts payable	(3,916)	1,630
Increase (decrease) in accrued expenses and other current liabilities	130,574	85,666

Net Cash (Used In) Operating Activities	(345,795)	(414,741)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	75,000	-
Proceeds from the issuance of common stock	281,500	450,000

Net Cash Provided By Financing Activities	356,500	450,000

Net Increase in Cash	10,705	35,259
Cash and Cash Equivalents, Beginning of Period	11,814	44,101

Cash and Cash Equivalents, End of Period	$22,519	$79,360

Cash Paid For:

Interest	$4,163	$4,853

Taxes	$-	$-

Non-Cash Financing Activities:

Common stock issued in satisfaction of accounts payable and accrued expenses	$15,000	$-

Common stock issued for services rendered	$30,100	$-

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2014

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2014 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Income (Loss) (numerator)	$(156,240)	$45,318	$(164,903)	$119,882

Basic Shares (denominator)	52,369,104	47,388,601	51,721,062	46,102,188

Fully Diluted Shares (denominator)	61,062,437	52,248,601	60,414,395	50,962,188

Basic Income (Loss) Per Share	$(0.00)	$0.00	$(0.00)	$0.00

Fully Diluted Income Per Share	NA	$0.00	NA	$0.00

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 8,693,333 shares of common stock are included in the fully diluted income per share calculation.

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

December 31, 2014

Note 4 – Common Stock

During July, 2014, the Company issued 250,000 shares of common stock for cash at $0.20 per share.

During August, 2014, the Company issued 800,000 shares of common stock for cash at $0.20 per share.

During August, 2014, the Company issued 37,878 shares of common stock for cash at $0.33 per share.

During October, 2014, the Company issued 200,000 shares of common stock for cash at $0.15 per share.

During December, 2014, the Company issued 550,000 shares of common stock for cash at $0.13 per share.

During December, 2014, the Company issued 20,000 shares of common stock for services at $0.13 per share.

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of December 31, 2014, the Company had estimated net operating loss carryovers of $47,996,774 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

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

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of December 31, 2014 and June 30, 2014, the Company had earned $3,551,517 and $3,175,696, respectively, of oil and gas royalties on which they had received payments of $30,390, resulting in oil and gas receivables of $3,521,127 and 3,145,306 as of December 31, 2014 and June 30, 2014, respectively. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

In addition, on October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of December 31, 2014 and June 30, 2014, the Company has capitalized $1,583,914 related to these working interests.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment (such as Investment in Oil and Gas Working Interests) when indicators are present that suggest that such impairment may be necessary. As of December 31, 2014, the Company’s management has determined that no impairment is necessary.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2014

Note 7 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2014 through the date the financial statements were issued. Subsequent to December 31, 2014, the Company issued 813,637 shares of its common stock at $0.11 per share for a total of $89,500.

Note 8 – Notes Payable

During the year ended June 30, 2014 and the quarter ended December 31, 2014, the Company borrowed $650,000 and $75,000, respectively, from a current shareholder with interest at 5%, payable in full August, 2015. The Company incurred $8,751 of interest expense on these notes during the three months ended December 31, 2014.

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted or denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. However, the interim relief has now been granted. The appeals are expected to be docketed and resolved during the third quarter of the current year.

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

December 31, 2014

Note 9 – Other Contingencies - Litigation

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2014

Note 9 – Other Contingencies - Litigation

The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized the Company’s use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan. As of the date of this report, the Company is awaiting the final ruling on the merits from the Arbitration Tribunal based upon the June, 2014 proceedings. In August, 2014, the Company initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to the Company by the Karachi Court, but later vacated by the Court as premature as it pertained to Sui Southern. The action filed in the Islamabad High Court named Hycarbex, Hycarbex Asia and Hydro Tur as defendants and seeks injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, seeks injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and seeks a deposit into the Court from Hycarbex of the sum of $1,436,137, which Hycarbex was ordered to pay to the Company by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to the Company directly 18% of production occurring after December, 2012. The decision on the Islamabad High Court injunction application is expected within the third quarter.

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2014, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. In addition, the collection of the Company’s oil and gas sales receivables have been delayed and are subject to the final outcome of the litigation previously mentioned in Note 9 to these financial statements. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August 2011 through the date of this report have not been distributed to the Company. In December 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. During 2012, 2013 and 2014, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements should the pending litigation not result in the near term resumption of production revenue payments to the Company.

Results of Operations

Our operations for the three months ended December 31, 2014 reflected operating loss of $(111,844), as compared to operating income of $47,648 for the three months ended December 31, 2013 and net income (loss) of $(156,240) and $45,318 for the same periods. The decrease in net income for the three months ended December 31, 2014 of $201,558 as compared to the quarter ended December 31, 2013, and the decrease in net income for the six months ended December 31, 2014 of $284,785 as compared to the six months ended December 31, 2013, is predominantly a result of the reduction in oil and gas revenue in the amount of $248,637.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 7.6 million cubic feet per day based upon a monthly total of 94.19 million cubic feet for October, 2014, 147.51 million cubic feet for November, 2014 and 147.51 million cubic feet (estimated) for December, 2014. We have had to base our production and revenue accrual estimates and assumptions based upon these reported estimated figures due to Hycarbex’s failure to directly provide us with updated, accurate production and sale information which is a direct breach of Hycarbex’s contractual obligations. Given the early information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate estimated gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold. Using this price and using the production reported by Hycarbex to the Pakistan Oil Ministry for the period, would result in an estimated accrual to the Company for the quarter of $300,000. Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold to private investors during the current quarter 750,000 shares of our common stock for $101,500. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan. Subsequent to the quarter ended December 31, 2014 we issued an additional $813,637 shares of our common stock for $$89,500.We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities. The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. The suspension of revenue payments by Hycarbex due to its financial difficulties after just two (2) monthly revenue payments caused management to develop a different short term approach to funding its operations. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 750,000 shares during the quarter ended December 31, 2014 for $101,500. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended December 31, 2014.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court but later vacated by the Court as premature as it pertains to Sui Southern. The action filed in the Islamabad High Court names Hycarbex, Hycarbex Asia and Hydro Tur as defendants and seeks injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, seeks injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and seeks a deposit into the Court from Hycarbex of the sum of $1,436,137, which Hycarbex was ordered to pay to us by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to us directly 18% of production occurring after December, 2012. The decision on the Islamabad High Court injunction application is expected within the third quarter.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2014, we sold to private investors 750,000 shares for $101,500. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex. These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1	–	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1	–	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

101	–	Interactive data files pursuant to Rule 405 of Regulation ST.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

Date: February 23, 2015	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

