Form 10-Q
period 2015-03-31
AMERICAN ENERGY GROUP LTD
filed 2015-05-20
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 20, 2015, the number of Common shares outstanding was 59,982,767

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

	March 31,
	2015	June 30,
	(Unaudited)	2014
Assets
Current Assets
Cash	$84,053	$11,814
Oil and gas sales receivable	3,567,135	-
Prepaid expenses	3,136	33,826
Total Current Assets	3,654,324	45,640

Property and Equipment
Office equipment	23,417	23,417
Accumulated depreciation	(22,452)	(21,926)
Net Property and Equipment	965	1,491

Other Assets
Investment in oil and gas working interest	1,583,914	1,583,914
Oil and gas sales receivable	-	3,145,306
Security deposit	11,858	11,858
Total Other Assets	1,595,772	4,741,078
Total Assets	$5,251,061	$4,788,209

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57,183	$62,096
Note payable	-	26,401
Accrued liabilities	522,190	358,283
Notes Payable – related party	825,000	-
Total Current Liabilities	1,404,373	446,780

Non-Current Liabilities
Notes Payable – related party	-	650,000
Total Non-Current Liabilities	-	650,000
Total Liabilities	1,404,373	1,096,780
Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 54,038,393 and 51,066,878 shares issued and outstanding, respectively	54,038	51,067
Capital in excess of par value	15,779,426	15,258,164
Accumulated deficit	(11,986,776)	(11,617,802)
Total Stockholders’ Equity	3,846,688	3,691,429
Total Liabilities and Stockholders’ Equity	$5,251,061	$4,788,209

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months and Nine Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
		Restated		Restated

Revenue – Oil and Gas Royalties	$46,008	$318,855	$421,829	$943,313

Expenses
Administrative salaries	95,691	127,629	315,819	338,061
Legal and professional	52,705	410,474	203,923	535,982
General and administrative	32,763	64,961	127,323	185,414
Office overhead expenses	13,397	11,825	33,340	52,880
Depreciation	175	1,137	526	3,412

Total Expenses	194,731	616,026	680,931	1,115,749

Net Operating Income (Loss)	(148,723)	(297,171)	(259,102)	(172,436)

Other Income and (Expense)
Warrant settlements	(44,647)	(257,075)	(78,132)	(257,075)
Interest expense	(10,701)	(3,789)	(31,740)	(8,642)

Total Other Income (Expense)	(55,348)	(260,864)	(109,872)	(265,717)

Net Income (Loss) Before Taxes	(204,071)	(558,035)	(368,974)	(438,153)

Income Taxes	0	0	0	0

Net Income (Loss)	$(204,071)	$(558,035)	$(368,974)	$(438,153)

Earnings per Share
Basic	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number of Shares Outstanding
Basic	52,353,764	47,487,668	51,855,156	46,542,584

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Nine Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
		Restated

Cash Flows From Operating Activities:
Net Income (Loss)	$(368,974)	$(438,153)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	526	3,412
Warrant settlements	78,132	257,075
Common stock issued for accounts payable, services	30,100	3,000
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	(421,829)	(943,313)
(Increase) decrease in prepaid expenses	4,289	3,312
Increase (decrease) in accounts payable	(4,913)	254
Increase (decrease) in accrued expenses and other current liabilities
	178,908	120,728

Net Cash (Used In) Operating Activities	(503,761)	(993,685)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	175,000	350,000
Proceeds from the issuance of common stock	401,000	625,000
Net Cash Provided By Financing Activities	576,000	975,000
Net Increase (decrease) in Cash	72,239	(18,685)
Cash and Cash Equivalents, Beginning of Period	11,814	44,101

Cash and Cash Equivalents, End of Period	$84,053	$25,416

Cash Paid For:
Interest	$6,030	$6,580
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$15,000	$-

Common stock issued for services rendered	$30,100	$3,000

See accompanying unaudited notes to the financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2015

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2014 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
		Restated		Restated

Income (Loss) (numerator)	$(204,071)	$(558,035)	$(368,974)	$(438,153)

Basic Shares (denominator)	52,353,764	47,487,668	51,855,156	46,542,584

Fully Diluted Shares (denominator)	N/A	N/A	N/A	N/A

Basic Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Fully Diluted Income Per Share	NA	N/A	NA	N/A

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 9,693,333 shares of common stock are included in the fully diluted income per share calculation.

Note 3 – Oil & Gas Sales Royalties Receivable and Revenue Recognition

The Company recognizes revenue in accordance with SEC SAB 104 which is that pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Pricing is under the jurisdiction of the Oil and Gas Regulatory Authority which has jurisdiction over wellhead and consumer gas pricing. Our revenue is derived exclusively from an overriding royalty interest. The Company recognizes royalty revenues when production has occurred and royalties are due and payable. Collection of these receivables has been delayed as a result of continued litigation. Collection is now expected to occur within a reasonable time frame with the final ruling obtained from the June, 2014 Arbitration Tribunal hearings. Because it appears the payor has exhausted all of its legal remedies and failed to appear at the June 14 proceedings, management has determined that collection is reasonably assured.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2015

Note 4 – Common Stock

During July, 2014, the Company issued 250,000 shares of common stock for cash at $0.20 per share.

During August, 2014, the Company issued 800,000 shares of common stock for cash at $0.20 per share.

During August, 2014, the Company issued 37,878 shares of common stock for payment of director’s fees payable of  $12,500.

During October, 2014, the Company issued 200,000 shares of common stock for cash at $0.15 per share.

During December, 2014, the Company issued 550,000 shares of common stock for cash at $0.13 per share.

During December, 2014, the Company issued 20,000 shares of common stock for services at $0.13 per share.

During January, 2015, the Company issued 813,637 shares of common stock for cash at $0.11 per share.

During March, 2015, the Company issued 300,000 shares of common stock for cash at $0.10 per share.

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of March 31, 2015, the Company had estimated net operating loss carryovers of $48,156,198 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

Note 6 – Investment in Oil and Gas Working Interest

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of March 31, 2015, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases.

The Company also holds an 18% gross royalty interest in the Yasin Concession in Pakistan. As of March 31, 2015 and June 30, 2014, the Company had earned $3,597,525 and $3,175,696, respectively, of oil and gas royalties on which they had received payments of $30,390, resulting in oil and gas receivables of $3,567,135 and 3,145,306 as of March 31, 2015 and June 30, 2014, respectively. The concession was acquired in 2003 through the sale of a wholly owned subsidiary of the Company. Revenues to be derived from this interest are overriding in nature and there are no future financial obligations or commitments required of the Company to secure this royalty interest.

In addition, on October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of March 31, 2015 and June 30, 2014, the Company has capitalized $1,583,914 related to these working interests.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2015

Note 7 – Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment (such as Investment in Oil and Gas Working Interests) when indicators are present that suggest that such impairment may be necessary. As of March 31, 2015, the Company’s management has determined that no impairment is necessary.

Note 8 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2015 through the date the financial statements were issued. Subsequent to March 31, 2015, the Company issued 616,250 shares of its common stock  for a total of $80,600. In addition the Company issued 328,124 shares in lieu of cash due directors for $37,500 in accrued director fees, and an additional 5,000,000 shares to its chief executive officer for services rendered.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November  9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after  submission of the total costs and fees by AEGG.  The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs.  This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex.  As of the date of these financial statements the Company has not obtained the financial records of Hycarbex.

Note 9 – Notes Payable

During the year ended June 30, 2014 and the nine months ended March 31, 2015, the Company borrowed $650,000 and $175,000, respectively, from a current shareholder with interest at 5%, payable in full August, 2015. The Company accrued $8,833and $25,709, respectively, of interest expense on these notes during the three months and nine months ended March 31, 2015.

Note 10 – Other Contingencies - Litigation

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2015

Note 10 – Other Contingencies – Litigation (continued)

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals have become moot by virtue of the ICC Partial Final Award described below.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we sought an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requested the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement was based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].”

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

March 31, 2015

Note 10 – Other Contingencies – Litigation (continued)

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

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court but later vacated by the Court as premature as it pertains to Sui Southern. The action filed in the Islamabad High Court names Hycarbex, Hycarbex Asia and Hydro Tur as defendants and seeks injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, seeks injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and seeks a deposit into the Court from Hycarbex of the sum of $1,436,137, which Hycarbex was ordered to pay to us by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to us directly 18% of production occurring after December, 2012. The April 15 Award from the ICC Arbitration Tribunal eliminates any further need for this injunctive relief.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2015

Note 10 – Other Contingencies – Litigation (continued)

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex.

Note 11 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2015, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. In addition, the collection of the Company’s oil and gas sales receivables have been delayed. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected. In addition, revenues from the Pakistan petroleum concession continue to accrue on a monthly basis.

Note 12 – Restatement of Prior Financial Statements

Subsequent to the issuance of the financial statements for the three months and nine months ended March 31, 2014, the Company restated its financial statements to remove the allowance of $2,980,456 recorded against its oil and gas receivables recorded during the quarter ended March 31, 2014. The allowance was originally recorded as at that time management was uncertain as to the collectability of the receivable. Subsequent to the quarter ended March 31, 2014 and prior to the issuance of the annual financial reporting for the fiscal year ended June 30, 2014, management received additional assurances through injunctive relief from the litigation summarized in Note 10 as to the collectability of the oil and gas receivables, and the allowa nce previously recorded was reversed. The effect to the financial statements was a reduction in net loss for the three and nine months ended March 31, 2014 in the amount of $2,980,456 and a corresponding increase in retained earnings for that amount.

Note 13 - Warrants

During the quarters ended March 31, 2015 and December 31, 2014, the Company issued 1,000,000 warrants and 500,000 warrants, respectively, in connection with the financing addressed in Note 9. The warrants can be purchased at $0.10 and $0.15 per share. The Company reported $44,647 and $78,132 of expense during the three and nine months ended March 31, 2015, respectively, related to these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.18%
Risk free interest	0.50%
Expected life	1 year

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex.

Results of Operations

Our operations for the three months ended March 31, 2015 reflected operating loss of $(148,723), as compared to operating loss of $(297,171) for the three months ended March 31, 2014 and a net (loss) of $(259,102) and $(172,436) for the nine months ended March 31 2015 and 2014. The decrease in net loss for the three months ended March 31, 2015 of $148,448 as compared to the quarter ended March 31, 2014, and the increase in net loss for the nine months ended March 31, 2015 of $86,666 as compared to the nine months ended March 31, 2014, is predominantly a result of reduced oil and gas revenues during the three and nine months ended March 31, 2015 of $272,847 and $521,484, respectively, and a decrease in legal and professional fees for the three and nine months ended March 31, 2015 of $357,769 and $332,059, respectively.

The production rate volumes reported by Hycarbex to the Pakistan Oil Ministry indicate that the average daily production for the quarter exceeded 7.6 million cubic feet per day based upon a monthly total of 79 million cubic feet for January, 2015, 48 million cubic feet for February, 2015 and 15 million cubic feet for March, 2015.  Our production and revenue accruals are based upon actual production volumes as reported by the Pakistan Petroleum Information Service. Given the information received from Hycarbex as to the BTU content of the gas sold, management believes that the appropriate gas price applicable to these reported sale volumes is $1.80 per million cubic feet of gas sold.  Using this price and using the production reported by Hycarbex to the Pakistan Oil Ministry for the period results in an accrual to the Company for the quarter of $46,008.  Actual monthly accruals for the period could be higher or lower depending upon the actual BTU content.

In order to provide necessary working capital for the Company we sold to private investors during the current quarter 1,113,637 shares of our common stock for $119,500. The funds will be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan.  Subsequent to the quarter ended March 31, 2015 we issued an additional 616,250 shares of our common stock for $80,600.We will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 11 – Going Concern footnote to Financial Statements above).

Liquidity and Capital Resources

Prior to the connection of the Haseeb No. 1 to the gas marketing pipe line, we funded our operations through private loans, all of which have been repaid, and through the private sale of securities.  The re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. In order to provide necessary working capital for the Company while these revenue payments are being wrongfully withheld, we sold Common Stock to private investors, including 750,000 shares during the quarter ended December 31, 2014 for $101,500. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal costs associated with the pending litigation in Pakistan which was initiated in December, 2011 against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations.  Management is optimistic that such proceedings will be successful in causing the resumption of payments to the Company. However, we will make additional sales of securities in the future to fund the Company’s working capital needs as they arise in the event that the pending litigation in Pakistan does not result in a near term resumption of monthly revenue payments from Hycarbex. Despite management’s expectations, there can be no assurance of litigation success in the short term or upon final resolution on the merits, and there can be no assurance of management’s ability to consummate securities sales to meet working capital requirements. (See Note 11 – Going Concern footnote to Financial Statements above).

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

The Yasin Block, to date, has no reported Proved Reserves as that term and the calculation for discounted future net cash flows for reporting purposes is mandated by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, titled “Disclosures About Oil and Natural Gas Producing Activities”. However, based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, we strongly believe that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration. Hycarbex also owns working interests in four other exploration blocks within the Republic of Pakistan, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited, an affiliate of Heritage Oil, PLC) of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery. If successfully developed, our interests in one or more of these Blocks will likely be a good source of cash revenues. Due to the Company’s limited cash resources (See Note 11 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by the Company with a retained interest or a strategic agreement with a development partner. There can be no assurance that efforts to seek such a sale or strategic partner would be successful.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals have become moot by virtue of the ICC Partial Final Award described below.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we sought an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requested the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement was based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of [American Energy] or Hycarbex have any interest, direct or indirect, in the ownership of [Hydro Tur, Ltd.].”

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

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court but later vacated by the Court as premature as it pertains to Sui Southern. The action filed in the Islamabad High Court names Hycarbex, Hycarbex Asia and Hydro Tur as defendants and seeks injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, seeks injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and seeks a deposit into the Court from Hycarbex of the sum of $1,436,137, which Hycarbex was ordered to pay to us by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to us directly 18% of production occurring after December, 2012. The April 15 Award from the ICC Arbitration Tribunal eliminates any further need for this injunctive relief.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company expects to immediately seek enforcement of the Award in Pakistan.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2015, we sold to private investors 1,113,637 shares for $119,500. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex. These funds also will be utilized for general, administrative and litigation expenses which are expected to be incurred.  Subsequent to the quarter ended March 31, 2015, we sold an additional 616,250 shares for $80,600.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1 –	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1 –	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

Date: May 20, 2015	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive Officer, Principal Financial Officer and Director

