Form 10-K
period 2015-06-30
AMERICAN ENERGY GROUP LTD
filed 2015-10-13
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number: 0-26402

THE AMERICAN ENERGY GROUP, LTD.
(Name of registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Nod Hill Road Wilton, Connecticut	06897
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer had no revenues during the year ended June 30, 2015.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 13, 2015, was $12,203,868.

As of October 13, 2015, the number of Common shares outstanding was 61,019,341

DOCUMENTS INCORPORATED BY REFERENCE – None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEMS 1 AND 2 – BUSINESS AND PROPERTIES.

Overview

Until our 2002 bankruptcy filing, we were an independent oil and natural gas company engaged in the exploration, development, acquisition and production of crude oil and natural gas properties in the Texas gulf coast region of the United States and in the Jacobabad area of the Republic of Pakistan. We emerged from bankruptcy in January 2004 with two assets, a non-producing 18% gross production interest in the Yasin 2768-7 Block in Pakistan, and a non-producing working interest in an oil and gas lease in Galveston County, Texas. While the bankruptcy proceedings were pending, our producing oil and gas leases in Fort Bend County, Texas were foreclosed by a secured lender. Our non-producing Galveston County, Texas oil and gas lease rights were not affected by the foreclosure. In November 2003, we sold the capital stock of our then existing subsidiary, Hycarbex-American Energy, Inc., which held the exploration license in Pakistan, to Hydro Tur (Energy) Ltd., a company organized under the laws of the Republic of Turkey (“Hydro Tur”). We retained an 18.0% gross production interest in future production. We emerged from bankruptcy in January 2004 with these two assets intact and with our sole business being the maintenance and management of these assets. In October, 2009, we acquired from Hycarbex a two and one half percent (2-1/2%) working interest in each of the Sanjawi Block No. 3068-2 and the Zamzama North Block No. 2667-8, each of which is operated by Heritage Oil and Gas Limited. Under the terms of the acquisition agreement, the 2-1/2% working interests were to be “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) were to be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block were not to be carried.

In December 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. In our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Court immediately issued two injunction orders preserving the status quo as to the Company’s interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions. On April 10, 2012, pursuant to the terms of a March 27, 2012, Islamabad High Court Order and the arbitration provisions contained within the Stock Purchase Agreement under which the Hycarbex stock was sold to Hydro Tur, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award (“April 15, 2015 Arbitration Award”) in the pending arbitration proceedings which declared that the 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock of Hycarbex, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs. The Award made certain of the pending actions in Pakistan moot due to the recovery of ownership of 100% of the stock of Hycarbex.

Acquisition of the Original Pakistan Concession and the 18% Production Interest in the Yasin Concession

In April 1995, our wholly owned subsidiary at the time, Hycarbex-American Energy, Inc., acquired an exploration license for the Jacobabad (2768-4) Block in the Sindh Province of the Middle Indus Basin of Pakistan, approximately 230 miles northeast of the port city of Karachi. At that time, our assets and the assets of our subsidiaries included both North American and Pakistan development properties. Original exploration efforts on the Jacobabad Block indicated the presence of commercially viable natural gas in the area, but a commercial well was not achieved. On August 11, 2001, Hycarbex was awarded a new exploration license on the Yasin (2768-7) Block. Hycarbex was, at the time, required to relinquish some of its Jacobabad Concession acreage. Due to management’s belief that the acreage held great potential based upon geologic analysis and gas shows which appeared in the drilling of the Jacobabad wells, Hycarbex negotiated a simultaneous surrender of some of the Jacobabad acreage while retaining the desired acreage as part of the new Yasin Concession. As indicated below, in the latter stages of our bankruptcy proceedings, we sold all of the stock of our Hycarbex subsidiary to Hydro Tur (Energy) Ltd. and received an 18% gross royalty in the future production from the Yasin Concession. That transaction was voided ab initio under the April 15, 2015 Arbitration Award and ownership of the Hycarbex entity was ordered to be reinstated to the Company.

Zamzama North and Sanjawi Working Interests

On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. Each concession block is non-producing and is currently operated by Heritage Oil and Gas Limited. Due to the rescission under the April 15, 2015 Arbitration Award of the 2003 transaction in which the stock of Hycarbex was sold to Hydro Tur, our position in these two concessions becomes that of our subsidiary, Hycarbex. Hycarbex owns a 20% working interest in each concession, 10% of which is carried as to exploration costs. Hycarbex likewise has the option to acquire an additional 10% working interest in each block.

Working Interests in other Pakistan-based Exploration Licenses

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. As a result, in addition to the Yasin, Zamzama North and Sanjawi exploration licenses, we now own through our subsidiary interests in two additional concessions. These interests are Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks.

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

Gas Pricing in Pakistan

The Oil and Gas Regulatory Authority (“OGRA”) is the agency with jurisdiction over wellhead and consumer gas pricing. According to the OGRA, the pricing is directly linked to the international prices for crude oil and furnace oil. Prices are based upon a baseline of 1,000 British Thermal Units (“BTU”). If the gas which is sold has a BTU content which is less than or greater than 1,000 BTUs, the negotiated price is proportionately decreased or increased, respectively. The gas prices for each producing concession are published by the OGRA and current pricing is now more favorable than the price applicable to the gas sold from the Haseeb No. 1 Well Extended Well Test.

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

In the fall of 2005, Hycarbex completed the acidization of the Haseeb No. 1. Post-treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day. Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi. The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The Haseeb #1 Well well was connected to the gas pipe line in September, 2010 and gas sales commenced to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. In July, 2011, production into the line recommenced at a rate of approximately 3.5 million cubic feet of gas per day (MMCFD) and this rate gradually increased under the Extended Well Test to over ten (10) MMCFD. Recent formation water intrusion into the wellbore has rendered the well non-productive. After assuming control of Hycarbex personnel subsequent to the April 15, 2015 Arbitration Award, we are investigating possible workover activities which could restore or partially restore the production. However, as of the date of this report, the well is not producing gas into the pipeline.

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

Office Facilities

Our principal executive offices are now located at 20 Nod Hill Road, Wilton, Connecticut. Subsequent to the end of the fiscal year, our prior office lease was terminated due to a rent payment default and the officers were relocated to the Wilton, Connecticut location. The current office space now contains approximately 1,000 square feet and are rent-free due to the owner of the property being the President and Chief Executive Officer of the Company. A formal lease has not been executed to cover the occupancy in the Wilton, Connecticut location, affording the Company the flexibility to relocate as it chooses.

Employees

As of June 30, 2015, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office. The Hycarbex subsidiary maintains approximately 20 in-country employees.

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

The Company’s limited history, prior bankruptcy proceedings, recent cessation of production and ongoing litigation with prior management of Hycarbex in Pakistan make an evaluation of us and our future extremely difficult, and profits are not assured.

The limited history in the oil and gas exploration business, our prior bankruptcy proceedings between June 2002 and January 2004, the fact that the only producing well operated by the Hycarbex subsidiary has experienced formation water intrusion and is currently non-producing and the continuing litigation with the prior management of Hycarbex make it very difficult for investors to evaluate our business and prospects. Each investor must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

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

The trading price of our common stock is below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

As of June 30, 2015, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 17.2% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The Company is dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including R. Pierce Onthank, our President and Chief Executive Officer. The future loss of Mr. Onthank could adversely affect the implementation of the Company’s business plan. We do not maintain key-man life insurance with respect to any officer or director.

The Company’s revenues from production are derived from a single well and the well has ceased producing hydrocarbons.

The revenues previously accrued to us from the Yasin Block were derived from a single well, the Haseeb No. 1. Recent formation water instrusion at the well has caused production of hydrocarbons to cease. Management is exploring possible repairs to the well which may restore or partially restore production, but the success of such activities cannot be assured and a new well could be necessary to re-establish production from the Yasin Block.

The further development of the Yasin Block and development of the other Pakistan-based concessions will depend upon Hycarbex’s ability to secure a strategic development partner or its ability to sell selected assets.

The proceeds of stock sales and loans utilized to date to fund the administrative costs of the Company, including legal fees, are not sufficient to meet the anticipated costs of operating or developing the Pakistan-based assets owned by Hycarbex and the recent formation water intrusion into the Haseeb No. 1 Well may result in a well which will not generate production revenues in the future. The anticipated capital costs for re-establishing production from the Yasin concession block and for operating or developing the other Pakistan-based concessions can only be met by securing a strategic development partner and/or the sale of selected Hycarbex assets.

The favorable policies toward foreign investment in Pakistan oil and gas exploration could change.

Future governmental enactments or changes to existing policies could impact our ownership or asset value. The working interests held by our Hycarbex subsidiary and other interests which we will seek to acquire in other concession opportunities could be adversely affected by future regulatory and/or policy changes. Since the value of these interests is derived from the actual net proceeds of production, changes to the duration of the exploration license, applicable taxes or tariffs, or commodity purchase prices could significantly affect our interests in the region.

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

We are authorized to issue 80,000,000 shares of our common stock. The 61,019,341 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2015, we had outstanding warrants to purchase shares of our common stock and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2015 or the date of this report.

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

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement was based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy certain matters. As indicated below, the Arbitration Tribunal agreed and made its April 15, 2015 Award on such basis.

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. Subsequent to this ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and Hycarbex Asia was directed by the Court to pay to the Company costs of £40,000, which have been paid.

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

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The new action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court, but later vacated as premature as it pertains to the third party gas gatherer. However, we also filed in the Islamabad Court an action against Hycarbex, Hycarbex Asia and Hydro Tur as defendants and obtained injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, and injunctive relief requiring Hycarbex to escrow the 18% of production which would have been payable to the Company.

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

Quarter	High	Low
September 30, 2010	$0.85	$0.64
December 31, 2010	$1.04	$0.60
March 31, 2011	$0.71	$0.45
September 30, 2011	$0.57	$0.12
December 31, 2011	$0.25	$0.05
March 31, 2012	$0.40	$0.13
June 30, 2012	$0.25	$0.10
September 30, 2012	$0.17	$0.15
December 31, 2012	$0.15	$0.11
March 31, 2013	$0.15	$0.12
June 30, 2013	$0.14	$0.14
September 30, 2013	$0.35	$0.14
December 31, 2013	$0.39	$0.25
March 31, 2014	$0.30	$0.16
June 30, 2014	$0.33	$0.18
September 30, 2014	$0.29	$0.15
December 31, 2014	$0.16	$0.09
March 31, 2015	$0.20	$0.08
June 30, 2015	$0.21	$0.08

As of June 30, 2015, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.15. As of June 30, 2015, we had approximately 47 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2015, there were 60,469,757 shares of common stock issued and outstanding and as of October 13, 2015, there were 61,019,341 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

The following table sets forth all equity compensation plans as of June 30, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	3,650,000 Common	$0.15	-0-
Total	-	$0.15	-0-

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2014 and ending June 30, 2015, we sold 2,763,637 unregistered shares of Common Stock for a cash consideration of $431,000 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. We also issued 5,366,002 shares to directors for $50,000 in director fees and a $500,000 bonus to R. Pierce Onthank. We also issued 20,000 shares to an employee at a value of $2,600, 150,000 shares to our Pakistan counsel for legal fees of $27,500 and 1,103,240 shares to our domestic counsel for accrued legal fees of $250,460. Subsequent to the end of the fiscal year, we sold 549,584 shares of Common Stock for a cash consideration of $85,600.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

	2015	2014	2013	2012	2011
Revenue
Oil and Gas Sales	-0-	$1,108,163	$1,217,553	$849,980	-0-
General and Administrative Expenses
Legal and Professional	325,749	1,007,570	217,709	231,650	191,879
Depreciation and Amortization Expense	776	4,550	4,733	5,188	6,561
Bad Debt	3,095,351	-0-	-0-	-0-	-0-
General and Administrative	1,150,611	1,455,350	1,053,292	707,133	772,504
Total Expenses	4,572,487	2,467,470	1,275,734	943,971	970,944
Net Operating Income (Loss)	(4,572,487)	(1,359,307)	(58,181)	(93,991)	(970,944)
Other Income and (Expense)
Warrant Settlements	(78,133)	-0-	-0-	-0-	-0-
Taxes-Other	(11,328)	(7,068)	(8,381)	(5,755)	(5,220)
Interest Expense	(46,215)	(19,872)	(12,857)	(9,706)	(15,620)
Total Other Income and (Expense)	(135,676)	(26,940)	(21,238)	(15,461)	(20,840)
Net Loss Before Federal Income Tax	(4,708,163)	(1,386,247)	(79,419)	(109,452)	(991,784)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-
Net Loss	(4,708,163)	(1,386,247)	(79,419)	(109,452)	(991,784)
Basic Loss Per Common Share	(0.09)	(0.03)	(0.00)	(0.00)	(0.03)
Weighted Average Number of Shares Outstanding	52,675,425	48,007,962	41,209,615	36,490,028	33,539,434

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

Overview

In November, 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation. We retained in the sale an 18% overriding royalty interest in the Yasin Block. Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005. A third party owned surface facility for the well was constructed for Hycarbex after well completion.

On October 29, 2009, we executed an agreement to acquire from Hycarbex a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. Each of the 2-1/2% working interests was deemed “carried” by Hycarbex for the initial two (2) wells on the Sanjawi Block and the initial three (3) wells on the Zamzama North Block. The term “carried” means that the costs associated with work programs, seismic, road preparation, drillsite preparation, rig and equipment mobilization, drilling, reworking, testing, logging completion and governmental fees (except taxes on production) shall be borne entirely by Hycarbex. Infrastructure costs such as pipelines and surface facilities constructed after the first discovery well on each Block are not carried.

During September 2010, Hycarbex connected the Haseeb No. 1 Well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test but the production quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by the third party. The production re-commenced into the pipe line in July, 2011, at the initial rate of 3.5 million cubic feet of gas per day (MMCFD) and in the fall of 2011, we received the initial two production revenue payments for Yasin production. In November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments in breach of its contractual payment obligations due to Hycarbex’s asserted financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its financial difficulties. Hycarbex further breached its contractual obligations by refusing to provide to us detailed information regarding the production from the well and regarding the production revenues received from the sale of the produced hydrocarbons. Although the daily production rate later increased to over 10 million cubic feet per day under the Extended Well Test, in December, 2011, we elected to initiate legal proceedings to collect the unpaid production revenues being withheld by Hycarbex. During the non-payment period and the pendency of this litigation which continues as of the date of this report, we have sold shares to and obtained loans from private investors to generate the necessary working capital to maintain our administrative operations and pay outstanding legal fees.

The initial litigation was commenced in Pakistan, including the procuring of injunctions against Hycarbex in Pakistan preserving the status quo and prohibiting the transfer of the working interest owned by Hycarbex in the Yasin concession. In the spring of 2012, the Islamabad High Court issued its final order directing the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration. Despite a Pakistan-based appeal by the Hycarbex parties, the matter proceeded to arbitration before the ICC Arbitration Tribunal. Prior to the final hearing, the ICC Arbitration Tribunal ordered on an interim basis in September, 2013, that the Hycarbex parties produce production records, that they pay to us 18% of the proceeds of gas sales from August, 2011 through December, 2012 (i.e. $1,436,138), and that they direct Sui Southern Gas Company Limited to pay us directly as to our percentage of future gas sales. The Hycarbex parties failed to comply with the portion of the order which directed the payment of the $1,436,138. After several failed attempts by the Hycarbex parties to prevent the final arbitration hearing from moving forward, the final hearing was conducted in June, 2014. A decision was not rendered until April, 2015.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs.

Subsequent to the April 15, 2015 Arbitration Award, we accomplished a complete change of management of Hycarbex in Nevis, West Indies, the country of domicile for Hycarbex, including the removal of Iftikhar A. Zahid as an officer and director, we obtained a Pakistan Board of Investment letter under which the Government of Pakistan acknowledges the change in management for Hycarbex, we opened new Hycarbex bank accounts in Pakistan, we opened a new Islamabad, Pakistan office, we took control of selected in-country personnel of Hycarbex (20 employees) who now report to new management, and we established with Sui Southern Gas Company Limited that Sui Southern’s personnel would recognize only the new management of Hycarbex in relation to the production from the Haseeb No. 1 Well, including payments for gas sales. The new management, as of the date of this report, consists of directors, R. Pierce Onthank, John Gebhardt and Shaheed Ahmed Khan. R. Pierce Onthank is the President of the subsidiary.

Despite significant progress in assuming complete control of the Hycarbex business in Pakistan, Hycarbex’s prior President, Iftikhar A. Zahid, has pursued litigation in Pakistan to obstruct our taking possession of the large number of files, records and technical data stored at the prior Islamabad, Hycarbex office. This prior office has been sealed by a local Islamabad magistrate pending the outcome of final hearings on the matter thereby preventing access to the prior office by either party. The magistrate’s order has been challenged by new Hycarbex management and as of the date of this report, we are awaiting a final hearing on the status of the closure and our access. In addition to continuing our litigation costs, the delays in obtaining access to the files, records and technical data have prevented the implementation of a business plan for the various Hycarbex assets. According to Government records and information obtained from Hycarbex personnel, these assets include working interests in five (5) large exploration blocks within Pakistan. These interests include: Block No. 2768-7 (Yasin), 673 square miles; Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 75% working interest in the Yasin Exploration Block, 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North and Sanjawi Exploration Blocks, of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery. The liabilities, if any, associated with these assets is unknown at this time due to the lack of access to the records contained within the prior Hycarbex office.

In late 2014, the Haseeb No. 1 Well experienced a formation water intrusion adversely affecting the production levels of the well and creating periods of non-productivity. We are exploring potential workover activities which could restore or partially restore the productivity of the well to its prior levels. There can be no assurance that such efforts will be successful. If unsuccessful, then a new well would be necessary to re-establish production from the Yasin concession.

We continue to maintain administrative operations using the proceeds of sales of our stock and loans. However, the anticipated future administrative costs, including legal costs, and the probable capital needs relating to operating or sharing in the development of the overseas Hycarbex assets will require that we also secure a strategic partner or that we sell selected assets or parts of assets. There can be no assurance that such efforts will be successful. If unsuccessful, the contractual provisions contained within the respective concession licenses for the Hycarbex assets which obligate the owner of the license to meet specified financial and development obligations could result in a forfeiture to the Government of certain of these assets.

Results of Operations

Our operations for the twelve months ended June 30, 2015 reflected a net operating loss of $4,572,487 as compared to a net operating loss of $1,359,307 for the twelve months ended June 30, 2014. The increase in net operating loss is due to $3,095,351 in bad debt on our books attributed to Hycarbex prior to obtaining ownership of Hycarbex under the April 15, 2015, Arbitration Award. The party which owed the debt, Hycarbex, is now a subsidiary based upon the Award. Litigation fees related to the Arbitration and the ongoing litigation disputes in Pakistan with former Hycarbex management diminished to approximately one third of the level for the period ending June 30, 2014.

Liquidity and Capital Resources

To date, we have funded our operations through private sale of securities and private loans. The 2011 re-connection to the marketing pipe line and resulting gas sales under the Extended Well Test were expected to provide future cash flow sufficient to meet the Company’s ongoing expenses because the level of production was sufficiently high to cause production revenues to exceed the Company’s monthly operating capital requirements. However, the illegal suspension of revenue payments by Hycarbex in late 2011 and the resulting litigation against Hycarbex and others which ensued resulted in the continuation of private securities sales and private loans to fund our administrative and legal obligations. The April 15, 2015 Arbitration Award had the effect of awarding to us 100% ownership of Hycarbex. The known Hycarbex assets include working interests in five large exploration blocks within Pakistan. These interests include: Block No. 2768-7 (Yasin), 673 square miles; Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 75% working interest in the Yasin Exploration Block, 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North and Sanjawi Exploration Blocks, of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery. The liabilities, if any, associated with these assets is unknown at this time due to the lack of access to the records contained within the prior Hycarbex office. The access rights are the subject of ongoing litigation in Pakistan. Subsequent to the Award we have established a new Hycarbex office in Pakistan, established new Hycarbex bank accounts, assumed control of the Hycarbex in-country personnel and obtained recognition from both the Pakistan Government and Sui Southern Gas Company Limited that our new Hycarbex management team is the lawful management going forward.

In late 2014, a formation water intrusion into the Haseeb No. 1 Well resulted in a decline in production, including periods of non-production. New Hycarbex management is exploring possible workover repairs which could restore or partially restore the well to its prior production levels, but there cannot be an assurance that such repair activities would be successful. If unsuccessful, a new well would be required to re-establish production on the Yasin concession block. While a new well would be substantially more expensive than workover repairs, a new well would entitle Hycarbex to receive a more favorable gas price under the current Government pricing policy of approximately $6/MCF.

Business Strategy and Prospects

The April 15, 2015 Arbitration Award restored to the Company the Hycarbex subsidiary it sold in 2003. The Hycarbex subsidiary in 2003 had a working interest in the Yasin concession block only, but now has working interests in five exploration licenses. With the recent decline in the production from the Haseeb No. 1 Well, which may be restored if workover operations are successful, the Company will endeavor to secure a strategic development partner and/or the sale of selected Hycarbex assets in order to meet the administrative and legal costs of both the Company and Hycarbex, as well as the exploration and development capital requirements associated with each Hycarbex asset. Management is optimistic that such strategic arrangements can be achieved based upon the expressed interest of potential development partners following the April 15, 2015 Arbitration Award. The securing of one or more strategic development partners and/or strategic asset sales is critical to the future success of the Company. (See Note 10 – Going Concern). Subsequent to June 30, 2015, the Company entered into a consulting agreement with Shaheed Ahmed Khan, an independent contractor to assist the Company’s re-acquired Hycarbex subsidiary as a regulatory and government liaison, formulate growth strategies and assist with international contractual and joint venture negotiations. Mr. Khan was likewise appointed as a director of Hycarbex.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2015.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2015.

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

ITEM 9B - OTHER INFORMATION

Subsequent to the end of the fiscal year we sold 549,584 unregistered Common shares for $85,600 which was and will be used for general working capital, including attorneys’ fees incurred in the pending litigation relating to the prior management of Hycarbex. Management does not expect to continue this course of raising capital through securities sales due to the limitation in the number of authorized shares. With the recent decline in the production from the Haseeb No. 1 well, management believes that the securing of a strategic development partner and/or the sale of selected Hycarbex assets will be necessary to meet our capital needs for future administrative expenses and legal fees and the anticipated operating and development capital costs associated with the Hycarbex assets.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2015, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	55	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	68	Director

R. Pierce Onthank, age 55, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving The American Energy Group, Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group, Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 68, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser. Mr. Gebhardt resides in Celebration, Florida. Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University. Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001. Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters. Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

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

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Pierce Onthank, at our executive offices, 20 Nod Hill Road, Wilson, Connecticut 06897. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Mr. Onthank collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Onthank will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Onthank will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

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

Code of Ethics

In September 2004, we adopted a Code of Ethics that is applicable to all directors, officer and employees. A copy of the Code of Ethics may be obtained without charge by writing to: The American Energy Group, Ltd., 20 Nod Hill Road, Wilton, Connecticut 06897.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2011, 2012, 2013, 2014 and 2015 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards			Payouts
Name	Title	Year	Salary	Bonus	Other Annual Comp-ensation	Restricted Stock Awarded		Options/ SARs Warrants (#)	LTIP payouts ($)	All Other Comp-ensation
R.Pierce Onthank	President, CEO and Sec. Treas.	2015	$355,943	-0-	-0-	5,183,001	(3,4)-	-0-	-0-	-0-
		2014	$360,000	-0-	$20,662	233,631	(2)-	-0-	-0-	-0-
		2013	$360,000	-0-	$24,325	126,760	(1)-	-0-	-0-	-0-
		2012	$350,785	-0-	-0-	-0-		-0-	-0-	-0-
		2011	$240,000		$29,673	-0-		-0-	-0-	-0-

John S. Gebhardt	Director	2015	-0-	-0-	-0-	183,001	(3)-	-0-	-0-	-0-
		2014	-0-	-0-	-0-	233,631	(2)-	-0-	-0-	-0-
		2013	-0-	-0-	-0-	176,760	(1)-	-0-	-0-	-0-
		2012	-0-	-0-	-0-	-0-		-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)

Directors Onthank and Gebhardt were issued restricted stock for each of the quarterly periods of the 2011-2012 year based upon a compensation value of $6,250 per quarter. Director Gebhardt also received 50,000 restricted shares for Board service prior to June 30, 2011.

(2)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 9/30/12-3/31/14 based upon a compensation value of $6,250 per quarter.
(3)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 6/30/14, 9/30/14, 12/31/14 and 3/31/15 based upon a compensation value of $6,250 per quarter.
(4)	Director, President and CEO Onthank was issued 5,000,000 restricted shares as a bonus valued at $500,000.

Stock Option/SAR and Warrant Grants

During the fiscal year ended June 30, 2015 there were not any grants of warrants, stock options or SAR’s to executive officers or directors. There are currently no outstanding stock options or SAR’s.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 13, 2015, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 13, 2015, we had 61,019,341 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock		Percentage of Common Stock(1)
R. Pierce Onthank 20 Nod Hill Road Wilton, Connecticut 06897	Common stock	10,013,561	(1,2)	15.58	%(1,2)

John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	993,398	(1,3)	1.62	%(1,3)

All Officers and Directors as a group (total of two)	Common stock	11,006,959	(1)	17.20	%(1)

________________

(1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2015. As of October 13, 2015 there were 61,019,341 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES Audit Fees

Audit fees billed by the Company’s Principal Accountant were $36,000 during the year ended June 30, 2015. Audit fees billed by the Company’s Principal Accountant were $25,310 during the year ended June 30, 2014.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: October 13, 2015	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date signed: October 13, 2015	By:	/s/ John S. Gebhardt
John S. Gebhardt
Director

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The American Energy Group, Ltd.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The American Energy Group, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

October 13, 2015

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

For the Years Ended June 30,

	2015	2014
Assets

Current Assets
Cash	$24,999	$11,814
Prepaid expenses	39,715	33,826

Total Current Assets	64,714	45,640

Property and Equipment
Office equipment	25,670	23,417
Accumulated depreciation	(22,702)	(21,926)

Net Property and Equipment	2,968	1,491

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Oil and gas receivable	-	3,145,306
Security deposit	-	11,858

Total Other Assets	1,583,914	4,741,078

Total Assets	$1,651,596	$4,788,209

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$59,553	$62,096
Note payable	32,935	26,401
Accrued liabilities	438,649	358,283
Notes payable – related party	825,000	-

Total Current Liabilities	1,356,137	446,780

Non-Current Liabilities
Notes payable – related party	-	650,000

Total Non-Current Liabilities	-	650,000

Total Liabilities	1,356,137	1,096,780

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 60,469,757 and 51,066,878 shares issued and outstanding, respectively	60,470	51,067
Capital in excess of par value	16,560,954	15,258,164
Preferred stock, 20,000,000 shares authorized (none issued)	-0-	-0-
Accumulated deficit	(16,325,965)	(11,617,802)

Total Stockholders’ Equity	295,459	3,691,429

Total Liabilities and Stockholders’ Equity	$1,651,596	$4,788,209

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Years Ended June 30,

	2015	2014

Revenue	$-	$1,108,163

General and Administrative Expenses
Legal and professional	325,749	1,007,570
Bad debts	3,095,351	-
Depreciation and amortization expense	776	4,550
General and administrative	1,150,611	763,683

Total Expenses	(4,572,487)	1,775,803

Net Operating Income (Loss)	(4,572,487)	(667,640)

Other Income and (Expense)
Warrant settlements	(78,133)	691,667
Interest expense	(46,215)	(19,872)
Other	(11,328)	(7,068)

Total Other Income and (Expense)	(135,676)	(718,607)

Net Loss before Federal Income Tax	(4,708,163)	(1,386,247)
Federal Income Tax	-	-

Net Loss	$(4,708,163)	$(1,386,247)

Basic Loss per Common Share	$(0.09)	$(0.03)

Weighted Average Number of Shares Outstanding	52,675,425	48,007,962

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

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity

For the Period July 1, 2014 through June 30, 2015

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2014	51,066,878	$51,067	$15,258,164	$(11,617,802)	$3,691,429

July 2014, new shares issued
for cash at $0.20 per share	250,000	250	49,750	-	50,000

August 2014, new shares issued
for cash at $0.20 per share	650,000	650	129,350	-	130,000

August 2014, new shares issued
for services rendered through
July, 2014 at $0.20 per share	150,000	150	29,850	-	30,000

August 2014, new shares issued
for payables incurred for directors
fees rendered through July 2014
at average $0.33 per share	37,878	38	12,462	-	12,500

October, 2014, new shares issued
for cash at $0.15 per share	200,000	200	29,800	-	30,000

December, 2014, new shares issued
for cash at $0.13 per share	550,000	550	70,950	-	71,500

December 2014, new shares issued
for services rendered through
November, 2014 at $0.13 per share	20,000	20	2,580	-	2,600

December 2014, 500,000 warrants
in connection with debt issuance	-	-	33,486	-	33,486

January 2015, new shares issued
for cash at $0.11 per share	813,637	814	88,686	-	89,500

March 2015, new shares issued
for cash at $0.10 per share	300,000	300	29,700	-	30,000

March 2015, 1,000,000 warrants
in connection with debt issuance	-	-	44,647	-	44,647

April 2015, new shares issued
for payables incurred for directors
fees rendered through March 2015
at average $0.11 per share	328,124	328	37,172	-	37,500

April 2015, new shares issued for
directors bonus rendered through
March, 2015 at $0.10 per share	5,000,000	5,000	495,000	-	500,000

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity

For the Period July 1, 2014 through June 30, 2015

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

June 2015, new shares issued
for payables incurred for service
fees rendered through May 2015
at average $0.22 per share	1,103,240	1,103	249,357	-	250,460

Net (loss) for the year ended
June 30, 2015	-	-	-	(4,708,163)	(4,708,163)

Balance June 30, 2015	60,469,757	$60,470	$16,560,954	$(16,325,965)	$295,459

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Years Ended June 30,

	2015	2014

Cash Flows From Operating Activities
Net loss	$(4,708,163)	$(1,386,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	776	4,550
Warrant expense	78,133	691,667
Common stock issued for services	833,060	46,500
Loss on impairment of assets	-	8,369
Changes in operating assets and liabilities
(Increase) decrease in oil and gas sales receivable	3,145,306	(1,108,163)
(Increase) decrease in prepaid expenses	(5,889)	-
(Increase) decrease in security deposits	11,858	4,454
Increase (decrease) in accounts payable	(2,543)	2,413
Increase (decrease) sublease security deposit	-	(13,200)
Increase (decrease) in accrued expenses and other current liabilities	86,900	152,370

Net Cash Used In Operating Activities	(560,562)	(1,597,287)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions	(2,253)	-

Net Cash Provided By (Used In) Investing Activities	(2,253)	-

Cash Flows From Financing Activities
Proceeds from the issuance of debt	175,000	650,000
Cash received from stock issuances	401,000	915,000

Net Cash Provided By Financing Activities	576,000	1,565,000

Net Increase (Decrease) in Cash	13,185	(32,287)

Cash and Cash Equivalents, Beginning of Year	11,814	44,101

Cash and Cash Equivalents, End of Year	$24,999	$11,814

Cash Paid For:
Interest	$8,607	$12,708
Taxes	$-	$-

Non-Cash Financing Activities:

Common stock issued in satisfaction of accounts payable and accrued expenses	$302,960	$50,000
Common stock issued for services rendered	$530,100	$46,500

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

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

On October 26, 2003, the Company sold its wholly-owned subsidiary, Hycarbex-American Energy, Inc., for an 18% overriding royalty interest in the Exploration License No. 2768-7 dated August 11, 2001, of the Yasin Exploration Block. During the year ended June 30, 2015, the Company was awarded 100% of the stock of Hycarbex in the final decision of the ICC Tribunal on April 15, 2015, voiding the previous sale of the Hycarbex subsidiary, more fully discussed in Note 9 to these financial statements.

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

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

These financial statements do not include the consolidation of its recently re-acquired wholly owned subsidiary, Hycarbex American Energy, Inc as the Company had not yet received full access to the historical financial records, nor full control of its operations, as of June 30, 2015.

b. Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2015 and 2014, the Company incurred total depreciation of $776 and $4,550, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014

Loss (numerator)	$(4,708,163)	$(1,386,247)

Shares (denominator)	52,675,425	48,007,962

Per Share Amount	$(0.09)	$(0.03)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 10,193,334 and 8,693,334 shares of common stock for the years ended June 30, 2015 and 2014, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

g. Long Lived Assets

All long lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs. During the year ended June 30, 2015, the Company had no impairments.

h. Oil and Gas Sales Receivable and Revenue Recognition

Prior to the year ended June 30, 2015, the Company recognized revenue in accordance with SEC SAB 104 which stipulates that pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Prior to the year ended June 30, 2015, our revenue was derived exclusively from an overriding royalty interest. The Company recognized royalty revenues when production had occurred and royalties were due and payable under its contract with Hycarbex (Note 9 – Other Contingencies). During the year ended June 30, 2015, the Company was awarded 100% of the stock of our previously wholly owned Hycarbex subsidiary. Our prior oil and gas receivable earned through our ownership of the 18% overriding royalty interest in the Yasin Concession was due from Hycarbex and was not collected prior to our successful litigation results and being awarded 100% of the actual stock of the Hycarbex entity. Upon re-acquisition of the Hycarbex subsidiary, the previously recognized oil and gas receivable was written off. Future oil and gas revenues will continue to be recorded in accordance with SEC SAB 104, upon obtaining full control of the entity.

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

The tax provision (benefit) for the year-ended June 30, 2015 and the year ended June 30, 2014 consisted of the following:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of net operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss carryovers of the Company will begin expiring in the year ended June 30, 2019. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2015 and June 30, 2014 are as follows:

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

k. Income Taxes (continued)

	2015	2014
Net Operating Losses:
Federal	$(52,495,386)	$(47,865,356)
State	-	-
Total net operating losses	$(52,495,386)	$(47,865,356)

Deferred Tax Provision:
Total tax provision (benefit)	(17,848,431)	(16,274,221)
Less valuation allowance	17,848,431	16,274,221

Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2015	2014
Expense (benefit) at federal statutory rate	$(1,574,210)	$(236,157)
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	1,574,210	236,157
Income tax provision (benefit)	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2015, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2015, 2014 and 2013.

l. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2015.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2015, the Company believes it has no such liabilities.

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2015, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases. The carrying value of these leases is $0.

Subsequent to the year ended June 30, 2015, the Company was awarded 100% of the stock of its previously wholly owned subsidiary, Hycarebex American Energy, Inc. Prior to the year ended June 30, 2015, the Company held an 18% gross royalty interest in the Yasin Concession in Pakistan, which was received in exchange for the original sale of Hycarbex. As of June 30, 2015 and 2014, the Company had earned approximately $3,749,355 and $3,145,271, respectively, but not yet received payment for all royalties earned from their interest in this concession. Revenues to have been derived from this interest were overriding in nature and there were no future financial obligations or commitments required of the Company to secure this royalty interest.

The Company has not yet received full access to the historical financial and property records of Hycarbex since receiving the judgment award of the ICC subsequent to the year ended June 30, 2015. Oil and Gas properties currently determined to be owned by Hycarbex include working interests in five (5) large exploration blocks within Pakistan. These interests include: Block No. 2768-7 (Yasin), 673 square miles; Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 75% working interest in the Yasin Exploration Block, 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North and Sanjawi Exploration Blocks, of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery.

Note 3 – Notes Payable – Related Party

During the years ended June 30, 2015 and 2014, the Company borrowed $175,000 and $650,000, respectively, from a current shareholder. Interest on these notes accrues at 5% and is payable in full at maturity. The notes mature in February of 2016. The Company has accrued interest expense of $35,708 and $7,164 during the years ended June 30, 2015 and June 30, 2014, respectively, on these notes. The oil and gas properties in Southeast Texas serve as collateral on these notes.

Note 4 – Lease Commitments

During the year ended June 30, 2015, the Company entered into a lease for office space with an original lease term of 5 years. Monthly payments due on the new lease range from $6,203 per month at inception and increase to $6,174 per month on the last year of the lease. Minimum future lease payments under this lease were as follows:

Year ended June 30, 2016	$71,823
Year ended June 30, 2017	72,557
Year ended June 30, 2018	73,290
Year ended June 30, 2019	74,024
Year ended June 30, 2020	6,174

Total obligation under operating lease	$297,868

During the years ended June 30, 2015 and 2014, the Company incurred net rental expense of $55,205 and $57,600, respectively.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 4 – Lease Commitments (continued)

Subsequent to the year ended June 30, 2015, the Company has terminated the lease and has vacated the lease space. A formal release of future obligations under this lease has been requested but has not been received as of the date of these financial statements.

Note 5 - Common Stock

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

During July 2014, the Company issued 250,000 shares of common stock for cash in the amount of $50,000.

During August 2014, the Company issued 150,000 shares of common stock for services in the amount of $27,500.

During August 2014, the Company issued 650,000 shares of common stock for cash in the amount of $160,000.

During August 2014, the Company issued 37,878 shares of common stock for payment of director’s fees payable of $12,500.

During October 2014, the Company issued 200,000 shares of common stock for cash in the amount of $30,000.

During December 2014, the Company issued 550,000 shares of common stock for cash in the amount of $71,500.

During December 2014, the Company issued 20,000 shares of common stock for services in the amount of $2,600.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 5 - Common Stock (continued)

During January 2015, the Company issued 813,637 shares of common stock for cash in the amount of $89,500.

During March 2015, the Company issued 300,000 shares of common stock for cash in the amount of $30,000.

During April 2015, the Company issued 328,124 shares of common stock for payment of director’s fees payable of $37,500.

During April 2015, the Company issued 5,000,000 shares of common stock for a director’s bonus payment of $500,000.

During June 2015, the Company issued 1,103,240 shares of common stock for payment of legal fees payable of $250,460.

Note 6 - Common Stock Warrants

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

During the year ended June 30, 2014, the Company issued 2,333,334 warrants at an exercise price of $0.15 per share and 1,500,000 warrants at an exercise price of $0.20 per share in connection with the financing addressed in Note 3. The Company reported $691,667 of expense during the year ended June 30, 2014 related to these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	2.03% – 2.12%
Risk free interest	0.31% - 0.40%
Expected life	2 years

During the year ended June 30, 2015, the Company issued 1,500,000 warrants in connection with the financing addressed in Note 3, of which 1,000,000 can be purchased at $0.10 per share and 500,000 at $0.15 per share. The Company reported $78,133 of expense during the year ended June 30, 2015 related to these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0%
Expected volatility	1.18%
Risk free interest	.50%
Expected life	1 year

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 6 - Common Stock Warrants (continued)

A summary of the status of the Company’s stock warrants as of June 30, 2015 and 2014 is presented below:

	Stock Warrants	Exercise Price	Weighted Ave. Exercise Price

Outstanding and Exercisable, June 30, 2013	4,860,000	$0.75-1.50	$0.35

Granted	3,833,334	$0.15-0.20	$0.17
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2014	8,693,334	$0.15-1.50	$0.28

Granted	1,500,000	$0.10-0.15	$0.12
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2015	10,193,334	$0.10–1.50	$0.24

A summary of outstanding stock warrants at June 30, 2015 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

50,000	October, 2015	.250	$0.15	$0.15
210,000	September, 2015	.250	$0.15	$0.15
500,000	December 2015	.500	$0.75	$0.75
500,000	December 2015	.500	$0.15	$0.15
250,000	December 2015	.500	$1.00	$1.00
250,000	December 2015	.500	$0.15	$0.15
250,000	December 2015	.500	$1.50	$1.50
250,000	December 2015	.500	$0.15	$0.15
2,333,334	February 2016	.750	$0.15	$0.15
1,500,000	June 2016	1.000	$0.20	$0.20
2,600,000	May 2018	2.000	$0.15	$0.15
500,000	February 2016	.750	$0.15	$0.15
1,000,000	February 2016	.750	$0.10	$0.10

Note 7 – Investment in Oil and Gas Working Interest – Related Party

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. In addition, the purchase agreement requires Hycarbex to transfer $50,000 per month of the funds remaining in escrowed funds reserved for acquisitions to the Company until such time as the Company has received $200,000 in royalty payments from the Haseeb Exploratory Well No. 1. Once the Company has received $200,000 of royalty payments from the Haseeb Exploratory Well No. 1, any remaining balance in the funds reserved for acquisitions will be forfeited to Hycarbex for additional consideration of the acquisition of the oil and gas working interests. As of June 30, 2015, the Company has not received any royalty payments and the entire $392,500 held by Hycarbex was returned to the Company.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 7 – Investment in Oil and Gas Working Interest – Related Party (continued)

Subsequent to the year ended June 30, 2015, the Company was awarded 100% of the stock of Hycarbex, more fully disclosed in Footnote 9 to these financial statements.

The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of June 30, 2015 and 2014, the Company has capitalized $1,583,914 related to these working interests.

Note 8 – Subsequent Events

Management has determined that there are no other subsequent events to disclose other than the following:

Subsequent to June 30, 2015 the Company has established a new office in Islamabad, Pakistan and has assumed control of the desired employees of the Hycarbex subsidiary. The Company is currently involved in efforts through appropriate legal channels to obtain full control and access to all of all of the historical financial and operational records of the Hycarbex subsidiary.

Subsequent to June 30, 2015, the Company issued an additional 233,334 common shares at $0.15 for a total of $35,000. In addition, the Company issued an additional 316,250 common shares at $0.16 for a total of $51,500.

Subsequent to June 30, 2015, the Company entered into a loan transaction with an institutional investor for the borrowing of $200,000 with interest at 5% and a maturity date of February 5, 2016. This loan includes the issuance to the lender of two million warrants to purchase the Company’s common stock at $0.20 / share on or before February 5, 2020.

Subsequent to June 30, 2015 the Company entered into a second loan transaction with a private individual for the borrowing of $200,000 with interest at 5% and a maturity date of September 22, 2018. No warrants were issued in connection with this loan.

Subsequent to June 30, 2015, the Company entered into a consulting agreement with an independent contractor to assist the Company’s re-acquired Hycarbex subsidiary as a regulatory and government liaison, formulate growth strategies and assist with international contractual and joint venture negotiations. Under the terms of the agreement the Company agrees to pay the consultant $6,250 per month on a month to month basis and will also pay the consultant 2,000,000 shares of the Company’s stock after a six month period.

Note 9 – Other Contingencies

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 9– Other Contingencies (continued)

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

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement was based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy certain matters. As indicated below, the Arbitration Tribunal agreed and made its April 15, 2015 Award on such basis.

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. Subsequent to this ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and  Hycarbex Asia was directed by the Court to pay to the Company costs of £40,000, which have been paid.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

Note 9– Other Contingencies (continued)

Litigation (continued)

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

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The new action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court, but later vacated as premature as it pertains to the third party gas gatherer. However, we also filed in the Islamabad Court an action against Hycarbex, Hycarbex Asia and Hydro Tur as defendants and obtained injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, and injunctive relief requiring Hycarbex to escrow the 18% of production which would have been payable to the Company.

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2015 and 2014

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

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At June 30, 2015, in addition to the Company’s current liabilities exceeding its current assets, it has recorded negative cash flows from operations and net losses in this year and prior fiscal years. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected.

