Form 10-Q
period 2015-09-30
AMERICAN ENERGY GROUP LTD
filed 2015-11-23
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

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

Issuer's telephone number 203-222-7315

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

As of November 23, 2015, the number of Common shares outstanding was 61,019,341.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets (Unaudited)

	September 30,	June 30,
	2015	2015
Assets
Current Assets
Cash	$29,793	$24,999
Prepaid expenses	27,616	39,715

Total Current Assets	57,409	64,714

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(22,902)	(22,702)

Net Property and Equipment	2,768	2,968

Other Assets
Investment in oil and gas working interest – related party	1,583,914	1,583,914
Total Other Assets	1,583,914	1,583,914

Total Assets	$1,644,091	$1,651,596

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$57,690	$59,553
Note payable	20,865	32,935
Accrued liabilities	204,396	438,649
Notes payable – related party	1,225,000	825,000

Total Liabilities	1,507,951	1,356,137

Stockholders' Equity
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 61,019,341 and
60,469,757 shares issued and outstanding, respectively	61,020	60,470
Capital in excess of par value	16,901,712	16,560,954
Accumulated deficit	(16,826,592)	(16,325,965)

Total Stockholders' Equity	136,140	295,459

Total Liabilities and Stockholders' Equity	$1,644,091	$1,651,596

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014

Revenue – Oil and gas royalties	$-	$249,717

General and Administrative Expenses
Legal and professional	67,440	73,933
Administrative salaries	105,968	108,204
Office overhead expenses	7,507	18,659
Depreciation and amortization expense	200	175
General and administrative	50,235	47,281

Total Expenses	(231,350)	(248,252)

Net Operating Income (Loss)	(231,350)	1,465

Other Income and (Expense)
Warrant issuance costs	(254,808)	-
Interest expense	(14,469)	(10,128)

Total Other Income and (Expense)	(269,277)	(10,128)

Net Loss before Federal Income Tax	(500,627)	(8,663)
Federal Income Tax	-	-

Net (Loss)	$(500,627)	$(8,663)

Earnings per Share
Basic	$(0.00)	$(0.00)
Fully Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic	60,740,210	51,695,056
Fully Diluted	71,955,283	60,388,390

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014

Cash Flows From Operating Activities
Net loss	$(500,627)	$(8,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	200	175
Warrant issuance costs	254,808	-
Common stock issued for current debt, services	-	27,500
Changes in operating assets and liabilities
(Increase) decrease in oil and gas royalties receivable	-	(249,716)
(Increase) decrease in prepaid expenses	12,099	3,884
Increase (decrease) in accounts payable	(1,863)	(1,206)
Increase (decrease) in accrued expenses and other current liabilities	(234,253)	45,689

Net Cash (Used In) Operating Activities	(469,636)	(182,337)

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable – related party	400,000	-
Principal payments on notes payable	(12,070)	-
Cash received from stock issuances	86,500	180,000

Net Cash Provided By Financing Activities	474,430	180,000

Net Increase (Decrease) in Cash	4,794	(2,337)

Cash and Cash Equivalents, Beginning of Period	24,999	11,814

Cash and Cash Equivalents, End of Period	$29,793	$9,477

Cash Paid For:
Interest	$2,485	$2,003
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$15,000
Common stock issued for services rendered	$-	$27,500

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2015

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2015 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Note 2 – Basic Loss Per Share of Common Stock

	For the three	For the three
	months ended,	months ended,
	Sept 30, 2015	Sept 30, 2014

Income (Loss) (numerator)	$(500,627)	$(8,663)

Basic Shares (denominator)	60,740,210	51,695,056

Fully Diluted Shares (denominator)	71,955,283	60,388,390

Basic Income Per Share	$(0.00)	$(0.00)

Fully Diluted Income Per Share	$(0.00)	$(0.00)

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 12,193,334 shares of common stock are included in the fully diluted income per share calculation for the three months ended September 30, 2015.

Note 3 – Oil & Gas Sales Royalties Receivable and Revenue Recognition

Prior to the year ended June 30, 2015, the Company recognized revenue in accordance with SEC SAB 104 which stipulates that pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Prior to the year ended June 30, 2015, our revenue was derived exclusively from an overriding royalty interest. The Company recognized royalty revenues when production had occurred and royalties were due and payable under its contract with Hycarbex (Note 10 – Other Contingencies). During the year ended June 30, 2015, the Company was awarded 100% of the stock of our previously wholly owned Hycarbex subsidiary. Our prior oil and gas receivable earned through our ownership of the 18% overriding royalty interest in the Yasin Concession was due from Hycarbex and was not collected prior to our successful litigation results and being awarded 100% of the actual stock of the Hycarbex entity. Upon re-acquisition of the Hycarbex subsidiary, the previously recognized oil and gas receivable was written off. Future oil and gas revenues will continue to be recorded in accordance with SEC SAB 104, upon obtaining full control of the entity.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2015

Note 4 - Common Stock

During July, 2015, the Company issued 549,584 shares of common stock for cash at $0.15 per share.

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 "Income Taxes". FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes. As of September 30, 2015, the Company had net operating loss carryovers of $52,741,205 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

Note 6 – Investment in Oil and Gas Working Interest – Related Party

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of September 30, 2015, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases. The carrying value of these leases is $0.

Subsequent to the year ended June 30, 2015, the Company was awarded 100% of the stock of its previously wholly owned subsidiary, Hycarbex American Energy, Inc. Prior to the year ended June 30, 2015, the Company held an 18% gross royalty interest in the Yasin Concession in Pakistan, which was received in exchange for the original sale of Hycarbex. As of September 30, 2015, the Company had earned approximately $3,749,355, but not yet received payment for all royalties earned from their interest in this concession. Revenues to date derived from this interest were overriding in nature and there were no future financial obligations or commitments required of the Company to secure this royalty interest.

The Company has not yet received full access to the historical financial and property records of Hycarbex since receiving the judgment award of the ICC subsequent to the year ended June 30, 2015. Oil and Gas properties currently determined to be owned by Hycarbex include working interests in five (5) large exploration blocks within Pakistan. These interests include: Block No. 2768-7 (Yasin), 673 square miles; Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 75% working interest in the Yasin Exploration Block, 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North and Sanjawi Exploration Blocks, of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery. Until full access to records and full concurrent control is obtained, Hycarbex operations have not and will not be consolidated with the accounts of the Company.

In addition, on October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of September 30, 2015 the Company has capitalized $1,583,914 related to these working interests.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2015

Note 7 – Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment (such as Investment in Oil and Gas Working Interests) when indicators are present that suggest that such impairment may be necessary. As of September 30, 2015, the Company's management has determined that no impairment is necessary.

Note 8 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2015 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

Note 9 – Note Payable

During the quarter ended September 30, 2015, the Company borrowed $200,000 from a current shareholder with interest at 5%, payable in full at maturity. The note matures in February of 2016. The Company borrowed an additional $200,000 from an individual investor with interest at 5%, payable in full in three years. The Company incurred $1,973 of interest expense on these notes during the quarter ended September 30, 2015.

Note 10 – Other Contingencies - Litigation

In December, 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. In our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April, 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession.The Courtimmediatelyissued two injunction orders preserving the status quo as to the Company's interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex's potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a "commercial discovery" had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals have become moot by virtue of the ICC Partial Final Award described below.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2015

Note 10 – Other Contingencies – Litigation (continued)

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce ("ICC") International Court of Arbitration seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex's parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that "no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd."

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. ("Hycarbex"), Hycarbex Asia Pte, Ltd. ("Hycarbex Asia") and Hydro Tur, Ltd. ("Hydro Tur") in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sale proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sales proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sale proceeds for such period. The Order granting interim relief is not appealable to a court or other tribunal and under Pakistan's Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2015

Note 10 – Other Contingencies – Litigation (continued)

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company's claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia's assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex's October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited ("Sui Southern") and Hycarbex-American Energy, Inc. ("Hycarbex"), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. ("Hycarbex Asia") and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court but later vacated by the Court as premature as it pertains to Sui Southern. The action filed in the Islamabad High Court named Hycarbex, Hycarbex Asia and Hydro Tur as defendants and sought injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, sought injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and sought a deposit into the Court from Hycarbex of the sum of $1,436,137, which Hycarbex was ordered to pay to us by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to us directly 18% of production occurring after December, 2012. The April 15 Award from the ICC Arbitration Tribunal eliminates any further need for this injunctive relief. On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company's legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur's application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2015

Note 11 – Going Concern

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 30, 2015, the Company's current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company's ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected.

Note 12 – Warrants

During the quarter ended September 30, 2015, the Company issued 2,000,000 warrants in connection with the financing addressed in Note 9. The warrants can be purchased at $0.20 per share. The Company reported $254,808 of expense during the three months ended September 30, 2015 related to these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.42%
Risk free interest	0.50%
Expected life	4.5 years

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

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex's financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its alleged financial difficulties. Although the daily production rate has increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August, 2011 through the date of this report have not been distributed to the Company. In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. During 2012, 2013 and 2014, we sold shares of Common Stock to certain private investors to provide working capital to the Company and anticipate making future sales as needed for working capital requirements.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company's legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur's application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

Results of Operations

Our operations for the three months ended September 30, 2015 reflected an operating loss of $(231,350), as compared to operating income of $1,465 for the three months ended September 30, 2014 and a net (loss) of $(500,627) and net loss of $(8,663) for the same periods. The reduction of net income from the prior year is predominately the result of stock warrant issuance costs in the amount of $254,808 and a reduction in oil and gas royalties in the amount of $249,717.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 549,584 shares during the quarter ended September 30, 2015 for $86,500. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

While the April 15 Arbitration Award decreed that we are the 100% owner of Hycarbex, the recent cessation of production from the Haseeb #1 Well due to water infusion into the wellbore will mean that production revenues will not be available as a source of capital unless and until the well is successfully reworked to correct the problem and re-establish commercial production. Based upon available cost estimates, management believes that Hycarbex can bear these workover costs with funds on hand and has formulated the workover plan. While a successful workover of the Haseeb #1 Well cannot be assured, due to the available technical data, management believes that the well can be repaired so as to re-establish commercial gas production. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company's working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management's ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 11 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

The Haseeb No. 1 Well was drilled on the Yasin Concession by the Polish Oil and Gas Company for Hycarbex during March and April 2005 to a total depth of 4,945 feet (1,507 meters). Open hole logs performed on the well demonstrated gas shows from 3,543 feet to 3,688 feet and a net pay thickness of 82 feet. The drill stem test conducted over a short duration on a one-half inch choke indicated a production rate from the Sui Main Limestone equivalent to approximately 7.3 MM cubic feet of 805 BTU gas per day. The gas was tested for carbon dioxide and water content and was found to have low levels of each, indicating a likelihood that processing will not be required prior to pipeline transmission. In the fall of 2005, Hycarbex completed the acidization of the Haseeb No. 1. Post- treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day. Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi.The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The Haseeb #1 Well was connected to the gas pipe line in September, 2010 and gas sales commenced to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. In July, 2011, production into the line recommenced at a rate of approximately 3.5 million cubic feet of gas per day (MMCFD) and this rate gradually increased under the Extended Well Test to over ten (10) MMCFD. Recent formation water intrusion into the wellbore has rendered the well non-productive. After assuming control of Hycarbex personnel subsequent to the April 15, 2015 Arbitration Award, we directed Hycarbex management to investigate workover activities which could restore commercial production and the workover plan has been formulated based upon available technical data. However, as of the date of this report, the workover has not been performed and the well is not producing gas into the pipeline. Based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, management also believes that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration.

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited). If successfully developed, Hycarbex's interests in one or more of these Blocks will likely be a good source of cash revenues. Due to our limited cash resources (See Note 11 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest demonstrated in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In December 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan. Our pleadings with respect to the 2.5% carried working interest positions in the Sanjawi and Zamzama North concessions sought a registration of those interests with the Government of Pakistan and simultaneously sought the imposition of an injunction preventing the transfer of the working interest in those concessions until the registration can be effected, thereby protecting our interests. In our pleadings with respect to the Yasin concession and the right to receive 18% of the gross production revenues, our pleadings sought a referral to arbitration based upon ownership of, in effect, a 25% carried working interest to which is attributed 18% of gross production revenues and the right to receive pertinent records and data, the appointment of a receiver to both protect and cause disbursement of the 18% of gross revenues since the inception of production in April 2011, and the imposition of an injunction against the transfer of the working interest in the Yasin concession. The Courtimmediatelyissued two injunction orders preserving the status quo as to the Company's interests in each of the Yasin, Sanjawi and Zamzama North petroleum concessions.

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex's potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a "commercial discovery" had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals have become moot by virtue of the ICC Partial Final Award described below.

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce ("ICC") International Court of Arbitration. In this claim, we sought an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex's parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders. Alternatively, our claim requests the declaration of a 25% carried working interest (and the in-country registration of same) to which is attributed 18% of gross production free of taxes and costs, plus the recovery from the respondents of all accrued, unpaid production revenues. The request in our arbitration claim for a voiding of the original Stock Purchase Agreement is based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that "no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd."

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. ("Hycarbex"), Hycarbex Asia Pte, Ltd. ("Hycarbex Asia") and Hydro Tur, Ltd. ("Hydro Tur") in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. The Order granting interim relief is not appealable to a court or other tribunal and under Pakistan's Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

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

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company's claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia's assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex's October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited ("Sui Southern") and Hycarbex-American Energy, Inc. ("Hycarbex"), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. ("Hycarbex Asia") and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction has been granted to us by the Karachi Court but later vacated by the Court as premature as it pertains to Sui Southern. The action filed in the Islamabad High Court named Hycarbex, Hycarbex Asia and Hydro Tur as defendants and sought injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, sought injunctive relief against Hycarbex from acceptance by Hycarbex of any production proceeds which may be paid by Sui Southern, and sought a deposit into the Court from Hycarbex of the sum of $1,436,137, which Hycarbex was ordered to pay to us by prior Interim Order of the Arbitration Tribunal dated September 25, 2013 as the sum due through December, 2012. The Arbitration Tribunal likewise ordered in that prior Interim Order that Hycarbex direct Sui Southern to pay to us directly 18% of production occurring after December, 2012. The April 15 Award from the ICC Arbitration Tribunal eliminates any further need for this injunctive relief.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company's legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur's application for costs. This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2015, we sold to private investors 549,584 shares for $86,500. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: November 23, 2015	By	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive Officer,
Principal Financial Officer and Director

