Form 10-Q
period 2015-12-31
AMERICAN ENERGY GROUP LTD
filed 2016-02-22
CIK 843212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2015

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

As of February 22, 2016, the number of Common shares outstanding was 62,119,341

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

 PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets (Unaudited)

	December 31,	June 30,
	2015	2015
Assets
Current Assets
Cash	$6,835	$24,999
Prepaid expenses	15,518	39,715

Total Current Assets	22,353	64,714

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(23,103)	(22,702)

Net Property and Equipment	2,567	2,968

Other Assets
Investment in oil and gas working interest	1,583,914	1,583,914
Total Other Assets	1,583,914	1,583,914

Total Assets	$1,608,834	$1,651,596

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$54,116	$59,553
Note payable	12,633	32,935
Accrued liabilities	274,184	438,649
Notes payable – related parties, net of unamortized debt discount of $142,920	1,182,080	825,000

Total Liabilities	1,523,013	1,356,137

Stockholders' Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 61,019,341 and 60,469,757 shares issued and outstanding, respectively	61,020	60,470
Capital in excess of par value	17,025,328	16,560,954
Accumulated deficit	(17,000,527)	(16,325,965)

Total Stockholders' Equity	85,821	295,459

Total Liabilities and Stockholders' Equity	$1,608,834	$1,651,596

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months and Six Months Ended December 31, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue – Oil and Gas Royalties	$-	$126,104	$-	$375,821

Expenses
Administrative salaries	57,144	111,924	163,112	220,128
Legal and professional	64,114	77,285	131,554	151,218
General and administrative	52,488	47,279	102,723	94,560
Office overhead expenses	621	1,284	8,128	19,943
Depreciation	201	176	401	351

Total Expenses	174,568	237,948	405,918	486,200

Net Operating Income (Loss)	(174,568)	(111,844)	(405,918)	(110,379)

Other Income and (Expense)
Interest expense – related party	(66,567)	(42,236)	(261,652)	(50,361)
Interest expense	(4,260)	(2,160)	(6,992)	(4,163)

Total Other Income (Expense)	(70,827)	(44,396)	(268,644)	(54,254)

Net Income (Loss) Before Taxes	(245,395)	(156,240)	(674,562)	(164,903)

Income Taxes	0	0	0	0

Net Income (Loss)	$(245,395)	$(156,240)	$(674,562)	$(164,903)

Earnings per Share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Fully Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
Basic	61,019,341	52,369,104	60,721,651	51,721,062
Fully Diluted	71,995,284	61,062,437	69,922,455	60,414,395

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Six Months Ended December 31, 2015 and 2014

(Unaudited)

	2015	2014

Cash Flows From Operating Activities
Net Income (Loss)	$(674,562)	$(164,903)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	401	351
Amortization of debt discount	235,504	33,485
Common stock issued for current debt, services	-	30,100
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	-	(375,821)
(Increase) decrease in prepaid expenses	24,197	4,335
Increase (decrease) in accounts payable	(5,437)	(3,916)
Increase (decrease) in accrued expensesand other current liabilities	(164,465)	130,574

Net Cash (Used In) Operating Activities	(584,362)	(345,795)

Cash Flows From Investing Activities

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	500,000	75,000
Principal payments on notes payable	(20,302)	-
Proceeds from the issuance of common stock	86,500	281,500

Net Cash Provided By Financing Activities	566,198	356,500

Net Increase (Decrease) in Cash	(18,164)	10,705
Cash and Cash Equivalents, Beginning of Period	24,999	11,814

Cash and Cash Equivalents, End of Period	$6,835	$22,519

Cash Paid For:
Interest	$4,245	$4,163
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$15,000
Common stock issued for services rendered	$-	$30,100

The accompanying notes are an integral part of these financial statements.

 THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2015

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2015 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Note 2 - Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Income (Loss) (numerator)	$(245,395)	$(156,240)	$(674,562)	$(164,903)

Basic Shares (denominator)	61,019,341	52,369,104	60,721,651	51,721,062

Fully Diluted Shares (denominator)	71,995,284	61,062,437	69,922,455	60,414,395

Basic Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Fully Diluted Earnings Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,333 shares of common stock are included in the fully diluted income per share calculation. Fully diluted earnings per share information is not presented as the effects of common stock equivalents would have been anti-dilutive.

Note 3 - Oil & Gas Sales Royalties Receivable and Revenue Recognition

Prior to the year ended June 30, 2015, the Company recognized revenue in accordance with SEC SAB 104 which stipulates that pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Prior to the year ended June 30, 2015, our revenue was derived exclusively from an overriding royalty interest. The Company recognized royalty revenues when production had occurred and royalties were due and payable under its contract with Hycarbex (Note 10 – Other Contingencies). During the year ended June 30, 2015, the Company was awarded 100% of the stock of Hycarbex. Our prior oil and gas receivable earned through our ownership of the 18% overriding royalty interest in the Yasin Concession was due from Hycarbex and was not collected prior to our successful litigation results and being awarded 100% of the actual stock of the Hycarbex entity. Upon re-acquisition of the Hycarbex subsidiary, the previously recognized oil and gas receivable was written off. Future oil and gas revenues will continue to be recorded in accordance with SEC SAB 104, upon obtaining full control of the entity.

Note 4 - Common Stock

During July, 2015, the Company issued 316,250 shares of common stock for cash at $0.16 per share and an additional 233,334 shares at $0.15 per share.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2015

Note 5 - Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 "Income Taxes". FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of December 31, 2015, the Company had net operating loss carryovers of $52,686,690 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonably assured.

Note 6 - Investment in Oil and Gas Working Interest

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of December 31, 2015, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases. The carrying value of these leases is $0.

Subsequent to the year ended June 30, 2015, the Company was awarded 100% of the stock of its previously wholly owned subsidiary, Hycarbex American Energy, Inc. Prior to the year ended June 30, 2015, the Company held an 18% gross royalty interest in the Yasin Concession in Pakistan, which was received in exchange for the original sale of Hycarbex. As of June 30, 2015, the Company had earned approximately $3,749,355, but not yet received payment for all royalties earned from their interest in this concession. Revenues to date derived from this interest were overriding in nature and there were no future financial obligations or commitments required of the Company to secure this royalty interest.

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

In addition, on October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of December 31, 2015 the Company has capitalized $1,583,914 related to these working interests.

Note 7 - Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment (such as Investment in Oil and Gas Working Interests) when indicators are present that suggest that such impairment may be necessary. As of December 31, 2015, the Company's management has reviewed the valuation of its long-lived assets and has determined that no impairment to recorded value is necessary.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2015

Note 8 - Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2015 through the date the financial statements were issued.

Subsequent to December 31, 2015, the Company issued $1,100,000 shares of its common stock for $110,000.

Subsequent to December 31, 2015, the Company extended the due date on its notes payable of $1,125,000 to related parties from February 5, 2016 until August 31, 2016.

Note 9 - Notes Payable – Related Parties

During the six months ended December 31, 2015, the Company borrowed $300,000 from a current shareholder with interest at 5%, payable in full at maturity. This note originally matured on February 5, 2016 but was extended to a maturity date of August 31, 2016. In addition, the Company extended the due date of its remaining related party notes payable of $825,000 from their original due date of February 5, 2016 to an extended due date of August 31, 2016. The Company also borrowed an additional $200,000 from an individual investor with interest at 5%, payable in full in three years. The Company incurred $28,895 of interest expense on notes payable during the six months ended December 31, 2015.

Warrants to acquire additional shares of common stock were issued in connection with $1,125,000 of the notes payable. Amortization of related debt discount resulted in $52,156 of interest expense for the three months ended December 31, 2015. Unamortized debt discount remaining as of December 31, 2015 was $142,920.

Note 10 - Other Contingencies - Litigation

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2015

Note 10 - Other Contingencies – Litigation (continued)

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce ("ICC") International Court of Arbitration seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex's parent company acquired thestock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that "no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd."

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2015

Note 10 - Other Contingencies – Litigation (continued)

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company's claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia's assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the otherDefendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb No.1 Well) withdrawing Hycarbex's October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2015

Note 11 - Going Concern

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2015, the Company's current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company's ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations until current oil and gas receivables are collected.

Note 12 - Warrants

During the six months ended December 31, 2015, the Company issued 3,000,000 warrants in connection with the financing addressed in Note 9. The warrants can be purchased at $0.20 per share. The Company reported $254,808 of expense during the three months ended September 30, 2015 and $123,616 of expense during the three months ended December 31, 2015 related to these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.42%
Risk free interest	0.50%
Expected life	4.5 years

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Our operations for the three months and six months ended December 31, 2015 reflected net (losses) of $(245,395) and $(674,562), respectively, as compared to net losses of $(156,240) and $(164,903), respectively, for the three and six months ended December 31, 2014. The reduction of net income from the prior year is predominately the result of amortization of debt issuance costs related to stock warrant issuances in the amount of $235,504 and a reduction in oil and gas royalties in the amount of $375,821.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb No.1 Well while the litigation and arbitration proceedings with the Hycarbex parties were ongoing. We sold 549,584 shares during the quarter ended September 30, 2015 for $86,500 and an additional 1,100,000 shares for $110,000 in February of 2016. There were no sales of securities during the quarter ended December 31, 2015, but the Company obtained loans during the quarter from shareholder investors totaling $500,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

While the April 15 Arbitration Award decreed that we are the 100% owner of Hycarbex, the recent cessation of production from the Haseeb No.1 Well due to water infusion into the wellbore will mean that production revenues will not be available as a source of capital unless and until the well is successfully reworked to correct the problem and re-establish commercial production. Based upon available cost estimates, management believes that Hycarbex can bear these workover costs with funds on hand and has formulated the workover plan. While a successful workover of the Haseeb No.1 Well cannot be assured, due to the available technical data, management believes that the well can be repaired so as to re-establish commercial gas production. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company's working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management's ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 11 – Going Concern footnote to Financial Statements above).

Business Strategy and Prospects

The Haseeb No. 1 Well was drilled on the Yasin Concession by the Polish Oil and Gas Company for Hycarbex during March and April 2005 to a total depth of 4,945 feet (1,507 meters). Open hole logs performed on the well demonstrated gas shows from 3,543 feet to 3,688 feet and a net pay thickness of 82 feet. The drill stem test conducted over a short duration on a one-half inch choke indicated a production rate from the Sui Main Limestone equivalent to approximately 7.3 MM cubic feet of 805 BTU gas per day. The gas was tested for carbon dioxide and water content and was found to have low levels of each, indicating a likelihood that processing will not be required prior to pipeline transmission. In the fall of 2005, Hycarbex completed the acidization of the Haseeb No. 1. Post-treatment testing by Schlumberger Oilfield Services indicated an increase in the natural gas flow rate originally calculated at the time of the drill stem test at 7.3 million cubic feet per day. Schlumberger further concluded that the 10 million cubic feet rate could be potentially increased to as high as 25-28 million cubic feet per day if the existing production tubing is replaced with higher diameter production tubing and if the wellhead pressure is maintained at approximately 1,000 psi.The Yasin Concession has access to pipeline infrastructure. The 12-inch Quetta gas line runs NW-SE through the concession and connects to the 20-inch Sui-Karachi gas line. The Karachi-Muzaffargarh oil line also runs through the southern portion of the concession. The Haseeb No. 1 Well was connected to the gas pipe line in September, 2010 and gas sales commenced to Sui Southern Gas Company under the Extended Well Test Gas Sales and Purchase Agreement covering the sale of gas from the Haseeb Gas Field on Yasin Block (2768-7) signed by the parties in December, 2009. In July, 2011, production into the line recommenced at a rate of approximately 3.5 million cubic feet of gas per day (MMCFD) and this rate gradually increased under the Extended Well Test to over ten (10) MMCFD. Recent formation water intrusion into the wellbore has rendered the well non-productive. After assuming control of Hycarbex personnel subsequent to the April 15, 2015 Arbitration Award, we directed Hycarbex management to investigate workover activities which could restore commercial production and the workover plan has been formulated based upon available technical data. However, as of the date of this report, the workover has not been performed and the well is not producing gas into the pipeline. Based upon test results upon the Haseeb No. 1 and other data collected by Hycarbex from its drilling and seismic activities, management also believes that the Yasin Block acreage contains oil and gas producing physical structures which are worthy of further exploration.

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited). If successfully developed, Hycarbex's interests in one or more of these Blocks will likely be a good source of cash revenues. Due to our limited cash resources (See Note 11 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a sale or strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest communicated to the Company's President and CEO in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended December 31, 2015.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company's claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia's assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 25, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb No.1 Well) withdrawing Hycarbex's October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2015, we did not sell any equity securities. Subsequent to the end of the quarter in February of 2016, we sold 1,100,000 shares for $110,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

Date: February 22, 2016	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive
Officer, Principal Financial Officer and Director

