Form 10-Q
period 2016-03-31
AMERICAN ENERGY GROUP LTD
filed 2016-05-23
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 23, 2016, the number of Common shares outstanding was 64,518,674

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

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

(Unaudited)

	March 31,	June 30,
	2016	2015
Assets
Current Assets
Cash	$-	$24,999
Prepaid expenses	3,672	39,715
Total Current Assets	3,672	64,714

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(23,303)	(22,702)

Net Property and Equipment	2,367	2,968

Other Assets
Investment in oil and gas working interest	-	1,583,914
Total Other Assets	-	1,583,914

Total Assets	$6,039	$1,651,596

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Overdrawn cash	$79	$-
Accounts payable	55,648	59,553
Note payable	4,249	32,935
Accrued liabilities	262,771	438,649
Notes payable – related parties, net of unamortized debt discount of $80,392	1,244,608	825,000

Total Liabilities	1,567,355	1,356,137

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 63,118,674 and 60,469,757 shares issued and outstanding, respectively	63,119	60,470
Capital in excess of par value	17,278,132	16,560,954
Accumulated deficit	(18,902,567)	(16,325,965)

Total Stockholders' Equity (Deficit)	(1,561,316)	295,459
Total Liabilities and Stockholders' Equity (Deficit)	$6,039	$1,651,596

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months and Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenue – Oil and Gas Royalties	$-	$46,008	$-	$421,829

Expenses
Legal and professional	186,532	52,705	318,086	203,923
Administrative salaries	14,673	95,691	177,785	315,819
General and administrative	35,859	32,763	138,682	127,323
Office overhead expenses	-	13,397	8,028	33,340
Depreciation	200	175	601	526

Total Expenses	237,264	194,731	643,182	680,931

Net Operating Income (Loss)	(237,264)	(148,723)	(643,182)	(259,102)

Other Income and (Expense)
Warrant settlements	-	(44,647)	-	(78,132)
Impairment loss	(1,583,914)	-	(1,583,914)	-
Interest expense/debt discount related party	(76,590)	-	(338,242)	-
Interest expense	(4,272)	(10,701)	(11,264)	(31,740)

Total Other Income (Expense)	(1,664,776)	(55,348)	(1,933,420)	(109,872)

Net Income (Loss) Before Taxes	(1,902,040)	(204,071)	(2,576,602)	(368,974)

Income Taxes	-	-	-	-

Net Income (Loss)	$(1,902,040)	$(204,071)	$(2,576,602)	$(368,974)

Earnings per Share

Basic	$.00	$.00	$.00	$.00

Fully Diluted	$.00	$.00	$.00	$.00

Weighted Average Number of Shares Outstanding

Basic	62,720,879	52,353,764	61,543,064	51,855,156
Fully Diluted	NA	NA	NA	NA

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash Flows From Operating Activities
Net Income (Loss)	$(2,576,602)	$(368,974)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	601	526
Impairment loss	1,583,914	-
Warrant settlements	-	78,132
Amortization of debt discount	298,031	-
Common stock issued for current debt, services	144,903	30,100
Changes in operating assets and liabilities:
(Increase) decrease in oil and gas sales receivable	-	(421,829)
(Increase) decrease in prepaid expenses	36,043	4,289
Increase (decrease) in accounts payable	(3,905)	(4,913)
Increase (decrease) in overdrawn cash	79	-
Increase (decrease) in accrued expenses and other current liabilities	(175,877)	178,908
Net Cash (Used In) Operating Activities	(692,813)	(503,761)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	500,000	175,000
Principal payments on notes payable	(28,686)	-
Proceeds from the issuance of common stock	196,500	401,000
Net Cash Provided By Financing Activities	667,814	576,000

Net Increase (Decrease) in Cash	(24,999)	72,239
Cash and Cash Equivalents, Beginning of Period	24,999	11,814

Cash and Cash Equivalents, End of Period $ -	$-	$84,053

Cash Paid For:

Interest	$6,017	$6,030
Taxes	$-	$-

Non-Cash Financing Activities:

Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$15,000
Common stock issued for services rendered	$144,903	$30,100

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2016

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2015 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Income (Loss) (numerator)	$(1,902,040)	$(204,071)	$(2,576,602)	$(368,974)

Basic Shares (denominator)	62,720,879	52,353,764	61,543,064	51,855,156

Fully Diluted Shares (denominator)	NA	NA	NA	NA

Basic Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Fully Diluted Earnings Per Share	NA	NA	NA	NA

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

Note 4 – Common Stock

During July, 2015, the Company issued 316,250 shares of common stock for cash at $0.16 per share and an additional 233,334 shares at $0.15 per share.

During January, 2016, the Company issued 999,333 shares of common stock in lieu of cash payment for legal fees totaling $144,903.

During February, 2016, the Company issued 1,100,000 shares of common stock for cash at $0.10 per share.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2016

Note 5 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 "Income Taxes". FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of March 31, 2016, the Company had net operating loss carryovers of $54,588,730 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonably assured.

Note 6 – Investment in Oil and Gas Working Interest

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of March 31, 2016, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases. The carrying value of these leases is $0.

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

In addition, on October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of March 31, 2016 the Company has capitalized $0 related to these working interests.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2016

Note 7 – Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment (such as Investment in Oil and Gas Working Interests) whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

During the quarter ended March 31, 2016, the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan.

Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of Breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement but was prevented from doing so for reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 during the three months ended March 31, 2016 in relation to these oil and gas interests.

Note 8 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2016 through the date the financial statements were issued.

During April 2016, the Company issued 400,000 shares of its common stock for cash at $0.15 per share.

During May 2016, the Company issued 1,000,000 shares of common stock for legal services at a value of $0.20 per share.

Subsequent to December 31, 2015, the Company extended the due date on its notes payable of $1,125,000 to related parties from February 5, 2016 until August 31, 2016.

Note 9 – Notes Payable – Related Parties

During the six months ended December 31, 2015, the Company borrowed $300,000 from a current shareholder with interest at 5%, payable in full at maturity. This note originally matured on February 5, 2016 but was extended to a maturity date of August 31, 2016. In addition, the Company extended the due date of its remaining related party notes payable of $825,000 from their original due date of February 5, 2016 to an extended due date of August 31, 2016. The Company also borrowed an additional $200,000 from an individual investor with interest at 5%, payable in full in three years. The Company incurred $45,458 of interest expense on notes payable during the nine months ended March 31, 2016.

Warrants to acquire additional shares of common stock were issued in connection with $1,125,000 of the notes payable. Amortization of related debt discount resulted in $62,528 and $114,684, respectively of interest expense for the three months and nine months ended March 31, 2016. Unamortized debt discount remaining as of March 31, 2016 was $80,392.

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

March 31, 2016

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

March 31, 2016

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2016

Note 10 – Other Contingencies – Litigation (continued)

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

Note 11 – Going Concern

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2016, the Company's current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company's ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

Note 12 – Warrants

During the nine months ended March 31, 2016, the Company issued 3,000,000 warrants in connection with the financing addressed in Note 9. The warrants can be purchased at $0.20 per share. The Company reported $378,424 of debt discount related to these warrant issuances. As of March 31, 2016, $80,392 of debt discount remains unamortized. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company's legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur's application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

During the quarter ended March 31, 2016, we were advised by Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North and the Sanjawi Exploration Licenses, that both a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) were issued to Heritage by the Director General of Petroleum Concessions of the Government of Pakistan. With respect to the Sanjawi Petroleum Concession, Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement because of local safety concerns which could substantially impair development opera;tions.. With regard to the Notice of Breach pertaining to the Zamzama North Petroleum Concession Agreement, Heritage has contested the notice while asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under the Concession Agreement but was prevented from achieving the tasks for reasons outside its control. Despite the force majeure assertions under the terms of the Concession Agreement to the DGPC, we have determined that it is reasonably possible that our working interest investment in the Zamzama North Block may be lost if the Concession Agreement is terminated.

Results of Operations

Our operations for the three months and nine months ended March 31, 2016 reflected net (losses) of $(1,902,040) and $(2,576,602), respectively, as compared to net losses of $(204,071) and $(368,974), respectively, for the three and nine months ended March 31, 2015. The reduction of net income from the prior year is predominately the result of an impairment loss of $1,583,914, amortization of debt issuance costs related to stock warrant issuances in the amount of $298,032 and a reduction in oil and gas royalties in the amount of $421,829.

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

While the April 15 Arbitration Award decreed that we are the 100% owner of Hycarbex, the recent cessation of production from the Haseeb No.1 Well due to water infusion into the wellbore will mean that production revenues will not be available as a source of capital unless and until the well is successfully reworked to correct the problem and re-establish commercial production. Based upon available cost estimates, management believes that Hycarbex can bear these workover costs through a strategic arrangement with a development partner and has formulated the workover plan. While a successful workover of the Haseeb No.1 Well cannot be assured, due to the available technical data, management believes that the well can be repaired so as to re-establish commercial gas production. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company's working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management's ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 11 – Going Concern footnote to Financial Statements above).

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited). Due to continual security and law enforcement issues in the Sanjawi Block, the operator may relinquish the concession to the Pakistan Government. Hycarbex's interests in one or more of the remaining Blocks will likely be a good source of cash revenues if they are successfully developed. Due to our limited cash resources (See Note 11 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a sale or strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest communicated to the Company's President and CEO in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 - AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company's legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur's application for costs. This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, we sold 1,100,000 shares for $110,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

Date: May 23, 2016	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

