Form 10-K
period 2016-06-30
AMERICAN ENERGY GROUP LTD
filed 2016-10-14
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer had no revenues during the year ended June 30, 2016.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 15, 2016, was $3,381,767.

As of October 14, 2016, the number of Common shares outstanding was 66,547,148

DOCUMENTS INCORPORATED BY REFERENCE – None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights, but the assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and is not expected to be completed before calendar 2017.

During the third quarter, we were advised by Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North and the Sanjawi Exploration Licenses, that both a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) were issued to Heritage by the Director General of Petroleum Concessions of the Government of Pakistan. With respect to the Sanjawi Petroleum Concession, Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement because of local safety concerns which could substantially impair development opera;tions.. With regard to the Notice of Breach pertaining to the Zamzama North Petroleum Concession Agreement, Heritage has contested the notice while asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under the Concession Agreement but was prevented from achieving the tasks for reasons outside its control. Despite the force majeure assertions under the terms of the Concession Agreement to the DGPC, we have determined that it is reasonably possible that our working interest investment in the Zamzama North Block may be lost if the Concession Agreement is terminated. This matter has not been concluded by the DGPC as of the date of this report.

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

Zamzama North and Sanjawi Working Interests and other Pakistan-based Exploration Licenses

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company had the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of June 30, 2016, the Company has capitalized $0 related to these working interests. The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. As a result, rather than these smaller carried working interests, the Company, through its subsidiary, now owns the larger working interest percentages registered to Hycarbex, subject to the possible Sanjawi Concession License termination described above. Additionally, we now own through our subsidiary interests in two additional concessions. These interests are Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks.

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

Our management has explored some of the opportunities to realize value from these deep rights, including potential farmout or sale. The best course for these assets has not been determined.

Pakistan Activities and Additional Opportunities

Pakistan has a very large sedimentary area of 827,268 square kilometers (319,325 square miles). Most of this area remains virgin and unexplored. According to the Ministry of Petroleum and Natural Resources (“MPNR”), there were 850 exploratory wells drilled through September 2013 and there have been 271 oil and gas fields discovered (62 oil and 209 gas and oil) through September, 2012. During the two year period ending December 31, 2014, 173 oil and gas wells were drilled, 47 discoveries achieved, and 17 leases granted. As of December 31, 2014, there were 363,639 square kilometers under exploration. Pakistan achieved its highest domestic oil production of 100,698 barrels per day on December 7, 2014. The Pakistani government’s current liberal policies toward foreign investment and development of these resources have fostered a great deal of activity and opportunities to acquire exploration rights in these undeveloped areas.

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

Seismic Database

The efforts by Hycarbex to substantially expand the seismic database in 2004 and 2005 resulted in several miles of additional seismic being shot on the concession. Currently, Hycarbex has captured approximately 700 kilometers (435 miles) of high resolution 2D seismic raw data. This seismic raw data has been processed with the old seismic data using current techniques and has been analyzed by highly experienced geophysicists. The results have not only verified geologic structures with closure and high likelihood of gas productivity, but have also delineated drillsite locations which are likely to enhance drilling success. The technical staff at Hycarbex has identified at least five (5) areas to date on the Yasin Concession which are recommended for drilling.

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

Other Factors Affecting Pakistan Exploration Opportunities

With regard to Pakistan in-country opportunities, in recent years, a significant number of well known international oil and gas operators have moved into Pakistan, and their efforts have met with a high degree of success. These operators include BP Amoco and Premier from the United Kingdom, BHP from Australia, China Oil from China, OMV from Austria, Petronas from Malasia, MOL from Hungary and Shell Oil from the Netherlands. A number of new commercial discoveries have been announced in recent years. There is also geological data which suggests nearly identical structures with those of the Arabian Peninsula.

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

Pakistan sits in a strategic location geographically. Pakistan’s government has demonstrated a strong commitment to economic development and is working cooperatively with the oil and gas industry to further this agenda. These cooperative efforts will accelerate foreign investment in Pakistan, accelerate the development of additional oil and gas reserves, and reduce Pakistan’s dependency upon imported sources of energy. Pakistan currently meets 15% of its energy needs from domestic production according to the Ministry of Petroleum and Natural Resources. While the region has shown political instability and violence, including inside Pakistan’s borders, the Government of Pakistan has proven to be an ally on the war against global terrorism.

Office Facilities

Our principal executive offices are now located at 20 Nod Hill Road, Wilton, Connecticut. Subsequent to the end of the fiscal year, our offices were relocated to the Wilton, Connecticut location. The current office space now contains approximately 1,000 square feet and are rent-free due to the owner of the property being the President and Chief Executive Officer of the Company. A formal lease has not been executed to cover the occupancy in the Wilton, Connecticut location, affording the Company the flexibility to relocate as it chooses.

Employees

As of June 30, 2016, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office. The Hycarbex subsidiary maintains approximately 20 in-country employees.

ITEM 1A - RISK FACTORS

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

As of June 30, 2016, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 15.43% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

We are authorized to issue 80,000,000 shares of our common stock. The 66,547,148 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2016, we had outstanding warrants to purchase shares of our common stock and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2016 or the date of this report.

ITEM 3 - LEGAL PROCEEDINGS

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

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd.”

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yasin petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sale proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sales proceeds for such period. The Order granting interim relief is not appealable to a court or other tribunal and under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts, Subsequent to this ICC Order, Hycarbex produced certain sales records and other records of Hycarbex but Hycarbex and Hycarbex Asia failed to pay the ordered monetary sum. Hycarbex and Hycarbex Asia also requested a modification of the Order granting interim relief. The Order was not suspended by the ICC while this request was under consideration. By communication from the ICC dated February 4, 2014, the modification requested by Hycarbex and Hycarbex Asia was denied by the arbitration tribunal. The Liquidators for Hycarbex Asia appointed in 2013 in the pending insolvency proceedings for Hycarbex Asia in Singapore replaced their legal counsel and then requested a stay of the arbitration proceedings on February 12, 2014 from the English High Court of Justice, Chancery Division. However, this request for stay of the arbitration proceedings was promptly denied by the English Court and Hycarbex Asia was directed by the Court to pay to the Company costs of £40,000, which have been paid.

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

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and is not expected to be completed until calendar 2017.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

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

Quarter	High	Low
September 30, 2011	$0.57	$0.12
December 31, 2011	$0.25	$0.05
March 31, 2012	$0.40	$0.13
June 30, 2012	$0.25	$0.10
September 30, 2012	$0.17	$0.15
December 31, 2012	$0.15	$0.11
March 31, 2013	$0.15	$0.12
June 30, 2013	$0.14	$0.14
September 30, 2013	$0.35	$0.14
December 31, 2013	$0.39	$0.25
March 31, 2014	$0.30	$0.16
June 30, 2014	$0.33	$0.18
September 30, 2014	$0.29	$0.15
December 31, 2014	$0.16	$0.09
March 31, 2015	$0.20	$0.08
June 30, 2015	$0.21	$0.08
September 30, 2015	$0.20	$0.14
December 31, 2015	$0.20	$0.08
March 31, 2016	$0.21	$0.07
June 30, 2016	$0.19	$0.10

As of June 30, 2016, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.15. As of June 30, 2016, we had approximately 612 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2016, there were 66,518,674 shares of common stock issued and outstanding and as of October 14, 2016, there were 66,547,148 shares of common stock issued and outstanding.

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

The following table sets forth all equity compensation plans as of June 30, 2016.

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

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2015 and ending June 30, 2016, we sold 2,049,584 unregistered shares of Common Stock for a cash consideration of $256,500 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. We also issued 999,333 shares to our Pakistan counsel for legal fees of $144,903 and 1,000,000 shares to our domestic counsel for legal services in the amount of $200,000. We also issued 2,000,000 shares of Common Stock at $.15 per share for services provided by our Pakistan liason. Subsequent to the end of the fiscal year, we sold 1,116,667 shares of Common Stock for a cash consideration of $122,000.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

	2016	2015	2014	2013	2012
Revenue
Oil and Gas Sales	-0-	-0-	$1,108,163	$1,217,553	$849,980
General and Administrative Expenses
Legal and Professional	1,051,257	325,749	1,007,570	217,709	231,650
Depreciation and Amortization Expense	801	776	4,550	4,733	5,188
Bad Debt	-0-	3,095,351	-0-	-0-	-0-
General and Administrative	396,221	1,150,611	1,455,350	1,053,292	707,133
Total Expenses	1,448,279	4,572,487	2,467,470	1,275,734	943,971
Net Operating Income (Loss)	(1,448,279)	(4,572,487)	(1.359,307)	(58,181)	(93,991)
Other Income and (Expense)
Warrant Settlements	-0-	(78,133)	-0-	-0-	-0-
Impairment Loss	(1,583,914)	-0-	-0-	-0-	-0-
Taxes-Other	(5,160)	(11,328)	(7,068)	(8,381)	(5,755)
Interest Expense	(431,367)	(46,215)	(19,872)	(12,857)	(9,706)
Total Other Income and (Expense)	(2,020,441)	(135,676)	(26,940)	(21,238)	(15,461)
Net Loss Before Federal Income Tax	(3,468,720)	(4,708,163)	(1,386,247)	(79,419)	(109,452)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-
Net Loss	(3,468,720)	(4,708,163)	(1,386,247)	(79,419)	(109,452)
Basic Loss Per Common Share	(0.06)	(0.09)	(0.03)	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	62,002,533	52,675,425	48,007,962	41,209,615	36,490,028

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2016.

During the third quarter, we were advised by Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North and the Sanjawi Exploration Licenses, that both a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) were issued to Heritage by the Director General of Petroleum Concessions of the Government of Pakistan. With respect to the Sanjawi Petroleum Concession, Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement because of local safety concerns which could substantially impair development opera;tions.. With regard to the Notice of Breach pertaining to the Zamzama North Petroleum Concession Agreement, Heritage has contested the notice while asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under the Concession Agreement but was prevented from achieving the tasks for reasons outside its control. Despite the force majeure assertions under the terms of the Concession Agreement to the DGPC, we have determined that it is reasonably possible that our working interest investment in the Zamzama North Block may be lost if the Concession Agreement is terminated.

.

Results of Operations

Our operations for the twelve months ended June 30, 2016 reflected a net operating loss of $1,448,279 as compared to a net operating loss of $4,572,487 for the twelve months ended June 30, 2015. The increase in net operating income from the prior year is predominately the result of a prior year write off of accounts receivable in the amount of $3,095,351.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb No.1 Well while the litigation and arbitration proceedings with the Hycarbex parties were ongoing. We sold 549,584 shares during the quarter ended September 30, 2015 for $86,500, 1,100,000 shares for $110,000 in February of 2016, and an additional 400,000 shares for $60,000 in April of 2016. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

While the April 15 Arbitration Award decreed that we are the 100% owner of Hycarbex, the recent cessation of production from the Haseeb No.1 Well due to water infusion into the wellbore will mean that production revenues will not be available as a source of capital unless and until the well is successfully reworked to correct the problem and re-establish commercial production. Based upon available cost estimates, management believes that Hycarbex can bear these workover costs through a strategic arrangement with a development partner and has formulated the workover plan. While a successful workover of the Haseeb No.1 Well cannot be assured, due to the available technical data, management believes that the well can be repaired so as to re-establish commercial gas production. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company’s working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management’s ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 11 – Going Concern footnote to Financial Statements below).

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited). Due to continual security and law enforcement issues in the Sanjawi Block, the operator may relinquish the concession to the Pakistan Government. Hycarbex’s interests in one or more of the remaining Blocks will likely be a good source of cash revenues if they are successfully developed. Due to our limited cash resources (See Note 11 – Going Concern footnote to Financial Statements below), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a sale or strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest communicated to the Company’s President and CEO in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2016.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2016.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B - OTHER INFORMATION

Subsequent to the end of the fiscal year we sold 1,116,667 unregistered Common shares for $122,000 which was and will be used for general working capital, including attorneys’ fees incurred in the pending litigation relating to the prior management of Hycarbex. Management does not expect to continue this course of raising capital through securities sales due to the limitation in the number of authorized shares. With the recent decline in the production from the Haseeb No. 1 well, management believes that the securing of a strategic development partner and/or the sale of selected Hycarbex assets will be necessary to meet our capital needs for future administrative expenses and legal fees and the anticipated operating and development capital costs associated with the Hycarbex assets.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2016, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	56	Director, President, CEO, CFO & Secretary-Treas.

John S. Gebhardt	69	Director

R. Pierce Onthank, age 56, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving The American Energy Group, Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group, Ltd., he co-founded Crary Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 69, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser. Mr. Gebhardt resides in Celebration, Florida. Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University. Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001. Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters. Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held no physical meetings and four telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2016, and the Board of Directors took action at Board meetings or by unanimous written consent twenty one (21) times during that period. Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives. Mr. Onthank and Mr. Gebhardt serve upon the audit committee. There are not any other standing committees of the Board of Directors based on the size of our business.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2012, 2013, 2014, 2015 and 2016 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards			Payouts
Name	Title	Year	Salary	Bonus	Other Annual Comp-ensation	Restricted Stock Awarded		Options/ SARs Warrants (#)	LTIP payouts ($)	All Other Comp-ensation
R.Pierce Onthank	President, CEO and	2016	$134,564	-0-	-0-	-0-		-0-	-0-	-0-
	Sec. Treas.	2015	$355,943	-0-	-0-	5,183,001	(3,4)-	-0-	-0-	-0-
		2014	$360,000	-0-	$20,662	233,631	(2)-	-0-	-0-	-0-
		2013	$360,000	-0-	$24,325	126,760	(1)-	-0-	-0-	-0-
		2012	$350,785	-0-	-0-	-0-		-0-	-0-	-0-

John S. Gebhardt	Director	2016	-0-	-0-	-0-	-0-		-0-	-0-	-0-
		2015	-0-	-0-	-0-	183,001	(3)-	-0-	-0-	-0-
		2014	-0-	-0-	-0-	233,631	(2)-	-0-	-0-	-0-
		2013	-0-	-0-	-0-	176,760	(1)-	-0-	-0-	-0-
		2012	-0-	-0-	-0-	-0-		-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)	Directors Onthank and Gebhardt were issued restricted stock for each of the quarterly periods of the 2011-2012 year based upon a compensation value of $6,250 per quarter. Director Gebhardt also received 50,000 restricted shares for Board service prior to June 30, 2011.
(2)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 9/30/12-3/31/14 based upon a compensation value of $6,250 per quarter.
(3)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 6/30/14, 9/30/14, 12/31/14 and 3/31/15 based upon a compensation value of $6,250 per quarter.
(4)	Director, President and CEO Onthank was issued 5,000,000 restricted shares as a bonus valued at $500,000.

Stock Option/SAR and Warrant Grants

During the fiscal year ended June 30, 2016 there were not any grants of warrants, stock options or SAR’s to executive officers or directors. There are currently no outstanding stock options or SAR’s.

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

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2016.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 14, 2016, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 14, 2016, we had 66547,148 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock		Percentage of Common Stock (1)

R. Pierce Onthank 1 Gorham Island Suite 303 Westport, Connecticut 06680	Common stock	10,013,561	(1,2)	14.83%	(1,2)
John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	829,330	(1,3)	1.24%	(1,3)
All Officers and Directors as a group (total of two)	Common stock	12,656,959	(1)	15.43%	(1,2,3)

________

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2016. As of October 14, 2016 there were 66,547,148 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

(2)	Includes 3,250,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3)	Includes 400,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $54,825 during the year ended June 30, 2016. Audit fees billed by the Company’s Principal Accountant were $25,310 during the year ended June 30, 2015.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: October 14, 2016	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date signed: October 14, 2016	By:	/s/ John S. Gebhardt
John S. Gebhardt
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The American Energy Group, Ltd.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The American Energy Group, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

October 14, 2016

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

For the Years Ended June 30, 2016 and 2015

	2016	2015
Assets
Current Assets
Cash	$213	$24,999
Prepaid expenses	27,680	39,715

Total Current Assets	27,893	64,714

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(23,503)	(22,702)

Net Property and Equipment	2,167	2,968

Other Assets
Investment in oil and gas working interest – related party	-	1,583,914

Total Assets	$30,060	$1,651,596

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$58,377	$59,553
Note payable	28,654	32,935
Accrued liabilities	379,329	438,649
Notes payable – related parties, net of unamortized debt discount of $17,865 in 2016	1,457,135	825,000

Total Liabilities	1,923,495	1,356,137

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 66,518,674 and 60,469,757 shares issued and outstanding, respectively	66,519	60,470
Capital in excess of par value	17,834,731	16,560,954
Accumulated deficit	(19,794,685)	(16,325,965)

Total Stockholders’ Deficit	(1,893,435)	295,459

Total Liabilities and Stockholders’ Deficit	$30,060	$1,651,596

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Years Ended June 30, 2016 and 2015

	2016	2015

Revenue	$-	$-

General and Administrative Expenses
Legal and professional	1,051,257	325,749
Bad debts	-	3,095,351
Depreciation and amortization expense	801	776
General and administrative	396,221	1,150,611

Total Expenses	(1,448,279)	(4,572,487)

Net Operating Income (Loss)	(1,448,279)	(4,572,487)

Other Income and (Expense)
Warrant settlements	-	(78,133)
Impairment loss	(1,583,914)	-
Interest expense	(431,367)	(46,215)
Other	(5,160)	(11,328)

Total Other Income and (Expense)	(2,020,441)	(135,676)

Net Loss before Federal Income Tax	(3,468,720)	(4,708,163)
Federal Income Tax	-	-

Net Loss	$(3,468,720)	$(4,708,163)

Basic Loss per Common Share	$(0.06)	$(0.09)

Weighted Average Number of Shares Outstanding	62,002,533	52,675,425

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

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity

For the Period July 1, 2015 through June 30, 2016

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2015	60,469,757	$60,470	$16,560,954	$(16,325,965)	$295,459

July 2015, new shares issued for cash at $0.16 per share	316,250	316	51,184	-	51,500

July 2015, new shares issued for cash at $0.15 per share	233,334	234	34,766	-	35,000

August 2015, 2,000,000 warrants in connection with debt issuance	-	-	254,808	-	254,808

August 2015, new shares issued for services rendered through July 2015 at $0.15 per share	2,000,000	2,000	298,000	-	300,000

October 2015, 1,000,000 warrants in connection with debt issuance	-	-	123,616	-	123,616

January 2016, new shares issued for services rendered through December, 2015 at average $0.145 per share	999,333	999	143,903	-	144,902

February 2016, new shares issued for cash at $0.10 per share	1,100,000	1,100	108,900	-	110,000

April, 2016, new shares issued for cash at $0.15 per share	400,000	400	59,600	-	60,000

May 2016, new shares issued for services rendered through April 2016 at $0.20 per share	1,000,000	1,000	199,000	-	200,000

Net (loss) for the year ended June 30, 2016	-	-	-	(3,468,720)	(3,468,720)

Balance June 30, 2016	66,518,674	$66,519	$17,834,731	$(19,794,685)	$(1,893,435)

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015

	2016	2015

Cash Flows From Operating Activities
Net loss	$(3,468,720)	$(4,708,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	801	776
Impairment loss	1,583,914	-
Warrant settlements	-	78,133
Amortization of debt discount	360,559	-
Common stock issued for services	644,902	833,060
Changes in operating assets and liabilities
(Increase) decrease in oil and gas sales receivable	-	3,145,306
(Increase) decrease in prepaid expenses	12,035	(5,889)
(Increase) decrease in security deposits	-	11,858
Increase (decrease) in accounts payable	(1,176)	(2,543)
Increase (decrease) in accrued expenses and other current liabilities	(63,601)	86,900

Net Cash (Used In) Operating Activities	(931,286)	(560,562)

Cash Flows From Investing Activities
Cash paid for equipment acquisitions	(-)	(2,253)

Net Cash (Used In) Investing Activities	(-)	(2,253)

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	650,000	175,000
Proceeds from the issuance of common stock	256,500	401,000

Net Cash Provided By Financing Activities	906,500	576,000

Net Increase (Decrease) in Cash	(24,786)	13,185

Cash and Cash Equivalents, Beginning of Year	24,999	11,814

Cash and Cash Equivalents, End of Year	$213	$24,999

Cash Paid For:
Interest	$7,610	$8,607

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$302,960
Common stock issued for services rendered	$644,902	$530,100

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

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

June 30, 2016 and 2015

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

d. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2016 and 2015, the Company incurred total depreciation of $801 and $776, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2016	2015

Loss (numerator)	$(3,468,720)	$(4,708,163)

Shares (denominator)	62,002,533	52,675,425

Per Share Amount	$(0.06)	$(0.09)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,334 and 10,193,334 shares of common stock for the years ended June 30, 2016 and 2015, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

June 30, 2016 and 2015

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

g. Long Lived Assets

All long lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the third quarter the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses, was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement but was prevented from doing so for reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 in relation to these oil and gas interests.

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

The tax provision (benefit) for the year-ended June 30, 2016 and the year ended June 30, 2015 consisted of the following:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

k. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of net operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss carryovers of the Company will begin expiring in the year ended June 30, 2019. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2016 and June 30, 2015 are as follows:

	2016	2015

Net Operating Losses:
Federal	$(55,964,106)	$(52,495,386)
State	-	-
Total net operating losses	$(55,964,106)	$(52,495,386)

Deferred Tax Provision:
Total tax provision (benefit)	(19,027,796)	(17,848,431)
Less valuation allowance	19,027,796	17,848,431

Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2016	2015

Expense (benefit) at federal statutory rate	$(1,179,365)	$(1,574,210)
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	1,179,365	1,574,210
Income tax provision (benefit)	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2016, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2016, 2015 and 2014.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2016.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2016, the Company believes it has no such liabilities.

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

June 30, 2016 and 2015

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

Note 3 – Notes Payable – Related Party

During the years ended June 30, 2016 and 2015, the Company borrowed $650,000 and $175,000, respectively, from a current shareholder. Interest on these notes accrues at 5% and is payable in full at maturity. The notes mature in February of 2020. The Company has accrued interest expense of $62,366 and $35,708 during the years ended June 30, 2016 and June 30, 2015, respectively, on these notes. The oil and gas properties in Southeast Texas serve as collateral on these notes.

Note 4 – Lease Commitments

During the year ended June 30, 2015, the Company entered into a lease for office space with an original lease term of 5 years.

During the year ended June 30, 2016, the Company terminated the lease and vacated the lease space.

During the years ended June 30, 2016 and 2015, the Company incurred net rental expense of $6,753 and $55,205, respectively.

Note 5 - Common Stock

During July 2014, the Company issued 250,000 shares of common stock for cash in the amount of $50,000.

During August 2014, the Company issued 150,000 shares of common stock for services in the amount of $27,500.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 5 - Common Stock (continued)

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

During July 2015, the Company issued 549,584 shares of common stock for cash in the amount of $86,500.

During August 2015, the Company issued 2,000,000 shares of common stock for services in the amount of $300,000.

During January 2016, the Company issued 999,333 shares of common stock for services in the amount of $144,903.

During February 2016, the Company issued 1,100,000 shares of common stock for cash in the amount of $110,000.

During April 2016, the Company issued 400,000 shares of common stock for cash in the amount of $60,000.

During May 2016, the Company issued 1,000,000 shares of common stock for legal services in the amount of $200,000.

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 6 - Common Stock Warrants (continued)

During the year ended June 30, 2016, the Company issued 3,000,000 warrants in connection with the financing addressed in Note 3, of which 3,000,000 can be purchased at $0.15 per share. The Company reported $378,424 of debt discount related to these warrant issuances. As of June 30, 2016, $17,865 of debt discount remains unamortized. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.42%
Risk free interest	0.50%
Expected life	4.5 years

A summary of the status of the Company’s stock warrants as of June 30, 2016 and 2015 is presented below:

	Stock	Exercise	Weighted Ave. Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2014	8,693,334	$0.15-1.50	$0.28

Granted	1,500,000	$0.10-0.15	$0.12
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2015	10,193,334	$0.10-1.50	$0.24

Granted	3,000,000	$0.20-0.20	$0.20
Expired/Canceled	(2,000,000)	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2016	11,193,334	$0.10-1.50	$0.27

A summary of outstanding stock warrants at June 30, 2016 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

50,000	August, 2016	.250	$0.15	$0.15
210,000	August, 2016	.250	$0.15	$0.15
2,333,334	February, 2020	.250	$0.15	$0.15
1,500,000	February, 2020	.250	$0.20	$0.20
2,600,000	May, 2018	2.000	$0.15	$0.15
2,000,000	February, 2020	3.750	$0.20	$0.20
1,000,000	February, 2020	3.750	$0.20	$0.20
500,000	February, 2020	.250	$0.15	$0.15
1,000,000	February, 2020	.250	$0.10	$0.10

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 7 – Investment in Oil and Gas Working Interest – Related Party

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. During the third quarter the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses, was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement but was prevented from doing so for reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 in relation to these oil and gas interests. As of June 30, 2016 and 2015, the Company has capitalized $0 and $1,583,914, respectively, related to these working interests.

Note 8 – Subsequent Events

Subsequent to June 30, 2016, the Company issued an additional 516,667 common shares at $0.12 for a total of $62,000. In addition, the Company issued an additional 600,000 common shares at $0.10 for a total of $60,000. Warrant certificates totaling 5,333,334 warrants that were set to expire on August 31, 2016, were extended to February 5, 2020. In addition, loans in the amount of $1,275,000 coming due on August 31, 2016, were to extended to February 5, 2020.

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that litigation should not have been initiated by American Energy without first going to arbitration, asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. The appeals have become moot by virtue of the ICC Partial Final Award described below.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 9 – Other Contingencies (continued)

Litigation (continued)

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration. In this claim, we are seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd.”

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

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2016 and 2015

Note 9 – Other Contingencies (continued)

Litigation (continued)

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

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex's future operations. The new management of Hycarbex has also assumed control of Hycarbex's Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and is not expected to be completed until calendar 2017.

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At June 30, 2016, the Company’s current liabilities exceeded its current assets, it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.

