Form 10-Q
period 2016-09-30
AMERICAN ENERGY GROUP LTD
filed 2016-11-21
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

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

As of November 21, 2016, the number of Common shares outstanding was 66,547,148

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets (Unaudited)

	September 30,	June 30,
	2016	2016
Assets
Current Assets
Cash	$27,863	$213
Prepaid expenses	18,411	27,680

Total Current Assets	46,274	27,893

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(23,630)	(23,503)

Net Property and Equipment	2,040	2,167

Total Assets	$48,314	$30,060

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$57,852	$58,377
Note payable	19,311	28,654
Accrued liabilities	407,313	379,329
Notes payable – related parties	100,000	1,457,135

Total Current Liabilities	584,476	1,923,495

Non-Current Liabilities
Notes payable – related parties	$1,475,000	$-

Total Liabilities	2,059,476	1,923,495

Stockholders’ Deficit
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 66,547,148 and
66,518,674 shares issued and outstanding, respectively	66,547	66,519
Capital in excess of par value	18,214,886	17,834,731
Accumulated deficit	(20,292,595)	(19,794,685)

Total Stockholders’ Deficit	(2,011,162)	(1,893,435)

Total Liabilities and Stockholders’ Deficit	$48,314	$30,060

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015

Revenue – Oil and gas royalties	$-	$-

General and Administrative Expenses
Legal and professional	137,558	67,440
Administrative salaries	20,560	105,968
Office overhead expenses	-	7,507
Depreciation and amortization expense	127	200
General and administrative	42,113	50,235

Total Expenses	(200,358)	(231,350)

Net Operating Income (Loss)	(200,358)	(231,350)

Other Income and (Expense)
Warrant issuance costs	(-)	(254,808)
Loss on extinguishment of debt	(258,183)	(-)
Interest expense	(39,369)	(14,469)

Total Other Income and (Expense)	(297,552)	(269,277)

Net Loss before Federal Income Tax	(497,910)	(500,627)
Federal Income Tax	-	-

Net (Loss)	$(497,910)	$(500,627)

Weighted Average Number of Shares Outstanding – Basic and Diluted	66,141,766	60,740,210

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Three Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015

Cash Flows From Operating Activities
Net loss	$(497,910)	$(500,627)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	127	200
Warrant issuance costs	-	254,808
Loss on extinguishment of debt
Amortization of debt discount	258,183	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	17,865	12,099
Increase (decrease) in accounts payable	(525)	(1,863)
Increase (decrease) in accrued expenses and other current liabilities	27,984	(234,253)

Net Cash (Used In) Operating Activities	(185,007)	(469,636)

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	100,000	400,000
Principal payments on notes payable	(9,343)	(12,070)
Proceeds from the issuance of common stock	122,000	86,500

Net Cash Provided By Financing Activities	212,657	474,430

Net Increase in Cash	27,650	4,794

Cash and Cash Equivalents, Beginning of Period	213	24,999

Cash and Cash Equivalents, End of Period	$27,863	$29,793

Cash Paid For:
Interest	$2,820	$2,485
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$-
Common stock issued for services rendered	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2016

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2016 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Note 2 – Basic Loss Per Share of Common Stock

	For the three	For the three
	months ended,	months ended,
	Sept 30, 2016	Sept 30, 2015

Income (Loss) (numerator)	$(497,910)	$(500,627)

Basic Shares (denominator)	66,141,766	60,740,210

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,334 shares of common stock are not included in the fully diluted income per share calculation for the three months ended September 30, 2016, because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Note 3 – Common Stock

During July, 2016, the Company issued 516,667 shares of common stock for cash at $0.12 per share.

During August, 2016, the Company issued 600,000 shares of common stock at $.10 per share.

During August, 2016, the Company also cancelled 1,088,193 shares previously issued in exchange for services in 2011.

Note 4 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes. As of September 30, 2016, the Company had net operating loss carryovers of $56,455,766 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2016

Note 5 – Notes Payable – Related Parties

During the quarter ended September 30, 2016, the Company borrowed an additional $100,000 from an individual investor with interest at 5%, payable in full in three years. The Company incurred $18,684 of interest expense on notes payable during the quarter ended September 30, 2016.

Warrants to acquire additional shares of common stock issued in connection with $825,000 of related party notes payable were extended from August 31, 2016 to February 5, 2020. Amortization of related debt discount resulted in $17,865 of interest expense for the three months ended September 30, 2016.

Note 6 – Warrants

During the three months ended September 30, 2016, the Company extended 5,333,334 warrants in connection with the financing addressed in Note 5. The warrants can be purchased at $0.10 per share. The Company reported a $258,183 loss on extinguishment of debt related to the extension of these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.20%
Risk free interest	0.50%
Expected life	3.5 years

Note 7 – Other Contingencies - Litigation

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2016

Note 7 – Other Contingencies – Litigation (continued)

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd.”

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

September 30, 2016

Note 7 – Other Contingencies – Litigation (continued)

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

The Company has affected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and not to be completed until calendar 2017.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2016

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 30, 2016, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

Note 9 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2016 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2017.

During the quarter ended March 31, 2016, the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of Breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement, but was prevented from doing so reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 during the three months ended March 31, 2016 in relation to these oil and gas interests.

Results of Operations

Our operations for the three months ended September 30, 2016 reflected an operating loss of $(200,358), as compared to operating loss of $(231,350) for the three months ended September 30, 2015 and a net (loss) of $(497,910) and net loss of $(500,627) for the same periods.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 1,116,667 shares during the quarter ended September 30, 2016 for $122,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

While the April 15 Arbitration Award decreed that we are the 100% owner of Hycarbex, the recent cessation of production from the Haseeb #1 Well due to water infusion into the wellbore will mean that production revenues will not be available as a source of capital unless and until the well is successfully reworked to correct the problem and re-establish commercial production. Based upon available cost estimates, management believes that Hycarbex can bear these workover costs with funds on hand and has formulated the workover plan. While a successful workover of the Haseeb #1 Well cannot be assured, due to the available technical data, management believes that the well can be repaired so as to re-establish commercial gas production. Management is likewise and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company’s working capital needs as they arise in the event that the anticipated optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses results are not achieved. There is no assurance of management’s ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 8 – Going Concern footnote to Financial Statements above).

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited). If successfully developed, Hycarbex’s interests in one or more of these Blocks will likely be a good source of cash revenues. Due to our limited cash resources (See Note 8 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest demonstrated in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. This Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2017.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2016, we sold to private investors 1,116,667 shares for $122,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: November 21, 2016	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

