Form 10-Q
period 2016-12-31
AMERICAN ENERGY GROUP LTD
filed 2017-02-21
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

As of February 17, 2017, the number of Common shares outstanding was 66,975,719

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
(Do not check if a smaller reporting company)

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets (Unaudited)

	December 31,	June 30,
	2016	2016
Assets
Current Assets
Cash	$22,553	$213
Prepaid expenses	10,345	27,680

Total Current Assets	32,898	27,893

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(23,758)	(23,503)

Net Property and Equipment	1,912	2,167

Total Assets	$34,810	$30,060

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$56,801	$58,377
Note payable	10,302	28,654
Accrued liabilities	450,420	379,329
Notes payable – related parties	100,000	1,457,135

Total Current Liabilities	617,523	1,923,495

Non-Current Liabilities
Notes payable – related parties	1,595,000	-

Total Liabilities	2,212,523	1,923,495

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 66,975,719 and 66,518,674 shares issued and outstanding, respectively	66,976	66,519
Capital in excess of par value	18,244,457	17,834,731
Accumulated deficit	(20,489,146)	(19,794,685)

Total Stockholders’ Deficit	(2,177,713)	(1,893,435)

Total Liabilities and Stockholders’ Deficit	$34,810	$30,060

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months and Six Months Ended December 31, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenue	$-	$-	$-	$-

Expenses
Administrative salaries	37,877	57,144	58,437	163,112
Legal and professional	93,379	64,114	230,937	131,554
General and administrative	42,422	52,488	84,535	102,723
Office overhead expenses	687	621	687	8,128
Depreciation	128	201	255	401

Total Expenses	174,493	174,568	374,851	405,918

Net Operating Income (Loss)	(174,493)	(174,568	(374,851)	(405,918)

Other Income and (Expense)
Interest expense – related party	-	(66,567)	-	(261,652)
Loss on extinguishment of debt	-	-	(258,183)	-
Interest expense	(22,058)	(4,260)	(61,427)	(6,992)

Total Other Income (Expense)	(22,058)	(70,827)	(319,610)	(268,644)

Net Income (Loss) Before Taxes	(196,551)	(245,395)	(694,461)	(674,562)

Income Taxes	0	0	0	0

Net Income (Loss)	$(196,551)	$(245,395)	$(694,461)	$(674,562)

Earnings per Share

Basic	$.00	$.00	$.00	$.00

Fully Diluted	$.00	$.00	$.00	$.00

Weighted Average Number of Shares Outstanding

Basic and Fully Diluted	66,621,682	61,019,341	66,743,393	60,721,651

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Six Months Ended December 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash Flows From Operating Activities
Net Income (Loss)	$(694,461)	$(674,562)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	255	401
Warrant issuance costs	-	235,504
Loss on extinguishment of debt	258,183	-
Amortization of debt discount	17,865	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	17,335	24,197
Increase (decrease) in accounts payable	(1,576)	(5,437)
Increase (decrease) in accrued expenses and other current liabilities	71,091	(164,465)

Net Cash (Used In) Operating Activities	(331,308)	(584,362)

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	220,000	500,000
Principal payments on notes payable	(18,352)	(20,302)
Proceeds from the issuance of common stock	152,000	86,500

Net Cash Provided By Financing Activities	353,648	566,198

Net Increase (Decrease) in Cash	22,340	(18,164)
Cash and Cash Equivalents, Beginning of Period	213	24,999
Cash and Cash Equivalents, End of Period	$22,553	$6,835

Cash Paid For:
Interest	$4,520	$4,245
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$-
Common stock issued for services rendered	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2016

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2016 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Income (Loss) (numerator)	$(196,551)	$(245,395)	$(694,461)	$(674,562)

Basic and Fully Diluted
Shares (denominator)	66,621,682	61,019,341	66,743,393	60,721,651

Basic Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,334 shares of common stock are included in the fully diluted income per share calculation for the six months ended December 31, 2016, because their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

Note 3 – Common Stock

During July, 2016, the Company issued 516,667 shares of common stock for cash at $0.12 per share.

During August, 2016, the Company issued 600,000 shares of common stock at $.10 per share.

During August, 2016, the Company also cancelled 1,088,193 shares previously issued in exchange for services in 2011.

During December, 2016, the Company issued 428,571 shares of common stock for cash at $0.07 per share.

Note 4 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of December 31, 2016, the Company had net operating loss carryovers of $56,652,317 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonably assured.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2016

Note 5 – Notes Payable – Related Parties

During the six months ended December 31, 2016, $1,275,000 in related party notes with an original maturity date of August 31, 2016 were extended to February 5, 2020.

During the six months ended December 31, 2016, the Company borrowed an additional $100,000 from an individual investor with interest at 5%, payable in full in three years.

During the six months ended December 31, 2016, the Company borrowed $110,000 from a current shareholder with interest at 5%, payable in full at maturity.

During the six months ended December 31, 2016, the Company borrowed an additional $10,000 from an individual investor with interest at 2.5%, payable in full in one year.

The Company incurred $39,041 of interest expense on notes payable during the six months ended December 31, 2016.

Warrants to acquire additional shares of common stock issued in connection with $825,000 of related party notes payable were extended from August 31, 2016 to February 5, 2020. Amortization of related debt discount resulted in $17,865 of interest expense for the three months ended September 30, 2016.

Note 6 – Warrants

During the six months ended December 31, 2016, the Company extended 5,333,334 warrants in connection with the financing addressed in Note 5. The warrants can be purchased at $0.10 per share. The Company reported a $258,183 loss on extinguishment of debt related to the extension of these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.20%
Risk free interest	0.50%
Expected life	3.5 years

Note 7 – Other Contingencies – Litigation

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

December 31, 2016

Note 7 – Other Contingencies – Litigation (continued)

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

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired thestock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeks the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd.”

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

December 31, 2016

Note 7 – Other Contingencies – Litigation (continued)

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 175, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

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

December 31, 2016

Note 7 – Other Contingencies – Litigation (continued)

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

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2016, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

Note 9 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2016 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

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

Overview

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

During the quarter ended March 31, 2016, the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 172, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of Breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement, but was prevented from doing so reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 during the three months ended March 31, 2016 in relation to these oil and gas interests.

Results of Operations

Our operations for the three months and six months ended December 31, 2016 reflected net (losses) of $(196,551) and $(694,461), respectively, as compared to net losses of $(245,395) and $(674,562), respectively, for the three and six months ended December 31, 2015.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 1,545,238 shares during the six months ended December 31, 2016 for $152,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

Liquidity and Capital Resources

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks and 20% working interest in Zamzama North Exploration Block (which is operated by Heritage Oil and Gas Limited). If successfully developed, Hycarbex’s interests in one or more of these Blocks will likely be a good source of cash revenues. Due to our limited cash resources (See Note 8 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest demonstrated in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended December 31, 2016.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution in the arbitration forum. Our application for the appointment of a receiver was neither granted nor denied, but was instead deferred by the Court to the arbitration forum. Hycarbex appealed the March 27, 2012 Order asserting that our claims to 18% of gross production revenues were premature (despite already having made some payments toward that production interest) because a “commercial discovery” had not yet been declared, and asserting that the injunctions had the effect of enjoining all of the working interest, not just a portion. American Energy countered with an appeal that the Court should reconsider the application for a receiver due to an existing arbitration rule which would prevent the arbitration forum from granting interim relief of that type, irrespective of the merits of such an application. These appeals have become moot by virtue of the ICC Partial Final Award described below.

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

On February 17, 2014, the arbitration proceedings commenced before the 3-arbitrator tribunal with the first order of business being consideration of another request to the arbitration tribunal by the Liquidators of Hycarbex Asia for suspension of the proceeding or, in the alternative, a postponement to permit newly appointed legal counsel to prepare a proper defense to the Company’s claims in arbitration. A complete suspension was rejected by the Tribunal. The Liquidators voluntarily offered to pay interim costs of $50,000 toward the actual costs determined by the Tribunal as caused by the request. We opposed the postponement and indicated that any consideration of same must be conditioned upon protection of the disputed assets and adequate measures to assure payment to us of the monies due to us under the September 25, 2013 Order granting interim relief. The tribunal adjourned the final hearing on the merits until June 16, 2014, based upon Hycarbex Asia’s assertion that the change of counsel was necessitated by a conflict arising out of a divergence of the respective interests of Hycarbex Asia and the other Defendants. We were awarded the $50,000 in inconvenience costs offered by Hycarbex Asia, which have been paid, and given the opportunity to request an increase in that sum based upon actual costs incurred. The Tribunal further issued an interim Order dated February 175, 2014, requiring Hycarbex to produce to us all records of production from August 2011 forward, including any production which occurs after the date of the Order. The Order further required Hycarbex to produce any future notices of regulatory action or default received from the Government of Pakistan. The Order further ordered that the parties prepare a joint letter to Sui Southern Gas Company Limited (the purchaser of the gas from the Haseeb #1 Well) withdrawing Hycarbex’s October 8, 2013 instruction letter to Sui Southern Gas Company and further ordered that the joint letter direct Sui Southern Gas Company Limited to pay 18% of the gross production proceeds directly to the Company going forward. The Order further directed that the joint letter be submitted to Sui Southern Gas Company Limited within 7 days after agreement is reached on the form of the letter. The Company and Hycarbex Asia reached agreement as to the form of the letter during the second week of May, 2014, and the joint letter was submitted to Sui Southern Gas Company Limited. The Order further authorized our use of any documents and transcripts from the arbitration proceedings in any ancillary proceeding initiated by the Company in Pakistan.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2016, we sold to private investors 428,571 shares for $30,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: February 17, 2017	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

