Form 10-Q
period 2017-03-31
AMERICAN ENERGY GROUP LTD
filed 2017-05-18
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

Commission file number: 0-26402

THE AMERICAN ENERGY GROUP, LTD.
(Exact name of registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Nod Hill Road Wilton, Connecticut	06897
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number 203/222-7315)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2017, the number of Common shares outstanding was 68,690,005

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets (Unaudited)

	March 31,	June 30,
	2017	2016
Assets

Current Assets
Cash	$9,471	$213
Prepaid expenses	2,454	27,680

Total Current Assets	11,925	27,893

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(23,885)	(23,503)

Net Property and Equipment	1,785	2,167

Total Assets	$13,710	$30,060

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$58,362	$58,377
Note payable	-	28,654
Accrued liabilities	514,295	379,329
Notes payable – related parties	100,000	1,457,135

Total Current Liabilities	672,657	1,923,495

Non-Current Liabilities
Notes payable – related parties, less current portion	1,595,000	-

Total Liabilities	2,267,657	1,923,495

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 67,975,719 and 66,518,674 shares issued and outstanding, respectively	67,976	66,519
Common stock subscribed – 714,286 shares	714	-
Subscriptions receivable	(50,000)	-
Capital in excess of par value	18,362,743	17,834,731
Accumulated deficit	(20,635,380)	(19,794,685)

Total Stockholders’ Deficit	(2,253,947)	(1,893,435)

Total Liabilities and Stockholders’ Deficit	$13,710	$30,060

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months and Nine Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Expenses
Administrative salaries	23,367	14,673	81,804	177,785
Legal and professional	61,557	186,532	292,494	318,086
General and administrative	39,749	35,859	124,284	138,682
Office overhead expenses	-	-	687	8,028
Depreciation	127	200	382	601

Total Expenses	124,800	237,264	499,651	643,182

Net Operating Income (Loss)	(124,800)	(237,264)	(499,651)	(643,182)

Other Income and (Expense)
Impairment loss	(-)	(1,583,914)	(-)	(1,583,914)
Loss on extinguishment of debt	(-)	(-)	(258,183)	(-)
Interest expense	(21,434)	(80,862)	(82,861)	(349,506)

Total Other Income (Expense)	(21,434)	(1,664,776)	(341,044)	(1,933,420)

Net Income (Loss) Before Taxes	(146,234)	(1,902,040)	(840,695)	(2,576,602)

Income Taxes	-	-	-	-

Net Income (Loss)	$(146,234)	$(1,902,040)	$(840,695)	$(2,576,602)

Earnings per Share
Basic	$.00	$.00	$.00	$.00

Fully Diluted	$.00	$.00	$.00	$.00

Weighted Average Number of Shares Outstanding
Basic and Fully Diluted	66,986,830	62,720,879	66,823,854	61,543,064

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Nine Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Cash Flows From Operating Activities
Net Income (Loss)	$(840,695)	$(2,576,602)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	382	601
Impairment loss	-	1,583,914
Loss on extinguishment of debt	258,183	-
Amortization of debt discount	17,865	298,031
Common stock issued for current debt, services	-	144,903
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	25,226	36,043
Increase (decrease) in accounts payable	(15)	(3,905)
Increase (decrease) in overdrawn cash	-	79
Increase (decrease) in accrued expenses and other current liabilities	134,966	(175,877)

Net Cash (Used In) Operating Activities	(404,088)	(692,813)

Cash Flows From Financing Activities
Proceeds from the issuance of note payable – related party	220,000	500,000
Principal payments on notes payable	(28,654)	(26,686)
Proceeds from the issuance of common stock	222,000	196,500

Net Cash Provided By Financing Activities	413,346	667,814

Net Increase (Decrease) in Cash	9,258	(24,999)

Cash and Cash Equivalents, Beginning of Period	213	24,999
Cash and Cash Equivalents, End of Period	$9,471	$-

Cash Paid For:
Interest	$4,829	$6,017
Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$-
Common stock issued for services rendered	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2017

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2016 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Income (Loss) (numerator)	$(146,234)	$(1,902,040)	$(840,695)	$(2,576,602)

Basic and Fully Diluted Shares (denominator)	66,986,830	62,720,879	66,823,854	61,543,064

Basic Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,334 shares of common stock are included in the fully diluted income per share calculation for the nine months ended March 31, 2017, because their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

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

During February, 2017, the Company entered into a stock purchase agreement with an individual investor to acquire 1,714,286 shares of common stock for a total of $120,000 ($0.07 per share). As of March 31, 2017 the Company received $70,000 in relation to this stock purchase agreement. The remaining balance of $50,000 was received in April, 2017.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2017

Note 4 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of March 31, 2017, the Company had net operating loss carryovers of $56,804,801 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonably assured.

Note 5 – Notes Payable – Related Parties

During the nine months ended March 31, 2017, $1,275,000 in related party notes with an original maturity date of August 31, 2016 were extended to February 5, 2020.

During the nine months ended March 31, 2017, the Company borrowed an additional $100,000 from an individual investor with interest at 5%, payable in full in three years.

During the nine months ended March 31, 2017, the Company borrowed $110,000 from a current shareholder with interest at 5%, payable in full at maturity

During the nine months ended March 31, 2017, the Company borrowed an additional $10,000 from an individual investor with interest at 2.5%, payable in full in one year.

The Company incurred $21,125 and $60,166 of interest expense on notes payable during the three and nine months ended March 31, 2017, respectively.

Warrants to acquire additional shares of common stock issued in connection with $825,000 of related party notes payable were extended from August 31, 2016 to February 5, 2020. Amortization of related debt discount resulted in $17,865 of interest expense for the three months ended September 30, 2016.

Note 6 – Warrants

During the nine months ended March 31, 2017, the Company extended 5,333,334 warrants in connection with the financing addressed in Note 5. The warrants can be purchased at $0.10 per share. The Company reported a $258,183 loss on extinguishment of debt related to the extension of these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

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

March 31, 2017

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

In February, 2013, we filed an Application For Interim Relief with the ICC which was heard by the tribunal on June 13, 2013. By Order dated September 25, 2013, the ICC granted all requests made by the Company against Hycarbex American Energy, Inc. (“Hycarbex”), Hycarbex Asia Pte, Ltd. (“Hycarbex Asia”) and Hydro Tur, Ltd. (“Hydro Tur”) in its Application For Interim Relief filed with the ICC in February, 2013 and presented to the ICC in a hearing conducted June 13, 2013. By Order dated September 25, 2013, the ICC granted to the Company all requested relief and therein ordered Hycarbex, Hycarbex Asia and Hydro Tur to do the following within fourteen (14) days of the Order: (1) to produce to the Company the records of production and sales from the Yas in petroleum concession in Pakistan for the period August 2011 through the date of the Order and to continue to do so pending further order, (2) to pay to the Company 18% of all sales proceeds of hydrocarbons received by such parties between August 2011 through December 2012, (3) to pay to the Company 18% of all sale proceeds of hydrocarbons received by such parties between December 2012 and the date of the Order, and (4) to direct the purchaser of the hydrocarbons to pay direct to the Company 18% of all future sale proceeds during the pendency of the arbitration proceedings. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period August 2011 through December 2012 within the fourteen (14) days following the Order, that such parties are ordered to pay to the Company $1,436,138 as an approximate interim amount pending the determination of actual sales proceeds from the actual records. The ICC further ordered that in the event that Hycarbex, Hycarbex Asia and Hydro Tur fail to produce to the Company the production and sales records for the period December 2012 through the date of the Order and continue to do so, that the arbitration tribunal will consider an application from the Company for a further Order as to an approximate interim monetary amount pending the determination of actual sale proceeds for such period. The Order granting interim relief is not appealable to a court or other tribunal and under Pakistan’s Arbitration Act of 1940, international arbitration orders are enforceable in the Pakistan courts.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2017

Note 7 – Other Contingencies – Litigation (continued)

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

March 31, 2017

Note 7 – Other Contingencies – Litigation (continued)

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

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2017, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

Note 9 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2017 through the date the financial statements were issued. Subsequent to March 31, 2017 the Company received $50,000 from a current shareholder relating to a stock purchase agreement entered into during the quarter ended March 31, 2017 whereby the shareholder agreed to purchase 1,714,286 shares of common stock for a total purchase price of $120,000.

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

Overview

In November, 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation. We retained in the sale an 18% overriding royalty interest in the Yasin Block. Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005. A state-of-the-art, third party owned, surface facility for the well was constructed for Hycarbex after well completion. During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pine line, and commenced gas sales under an Extended Well Test but the production quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by the third party. The production re-commenced into the pipe line in July, 2011, at the initial rate of 3.5 million cubic feet of gas per day (MMCFD) which gradually increased under the extended well test to over ten (10) million cubic feet of gas per day (MMCFD) before the water intrusion discussed below.

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

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declares that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex  and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and to be completed in calendar 2017.

During the quarter ended March 31, 2016, the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of Breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement, but was prevented from doing so for reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 during the three months ended March 31, 2016 in relation to these oil and gas interests

Results of Operations

Our operations for the three months and nine months ended March 31, 2017 reflected net (losses) of $(146,234) and $(840,695), respectively, as compared to net losses of $(1,902,040) and $(2,576,602), respectively, for the three and nine months ended March 31, 2016.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 1,545,238 shares during the nine months ended March 31, 2017 for $152,000 and subsequent to the quarter ended March 31, 2017 have received the balance of an additional $120,000 for which we will issue an additional 1,714,286 shares. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, and 20% working interest in Zamzama North Exploration Block (which is operated by Heritage Oil and Gas Limited). If successfully developed, Hycarbex’s interests in one or more of these Blocks will likely be a good source of cash revenues. Due to our limited cash resources (See Note 8 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest demonstrated in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2017.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2017, we sold to a private investor 1,714,286 shares for $120,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: May 18, 2017	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive Officer,
Principal Financial Officer and Director

