Form 10-K
period 2017-06-30
AMERICAN ENERGY GROUP LTD
filed 2017-10-13
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer had no revenues during the year ended June 30, 2017.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 13, 2017, was $2,833,314.

As of October 13, 2017, the number of Common shares outstanding was 70,832,862

DOCUMENTS INCORPORATED BY REFERENCE – None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEMS 1 AND 2 – BUSINESS AND PROPERTIES.

Overview

In November, 2003, we sold our Hycarbex-American Energy, Inc. (“Hycarbex”) subsidiary, which was the owner and operator of the Yasin 2768-7 Petroleum Concession Block in the Republic of Pakistan, to a foreign corporation. We retained in the sale an 18% overriding royalty interest in the Yasin Block. Drilling of the first well in Pakistan as to which our overriding royalty pertains, named the Haseeb No. 1 Well, was successfully completed by Hycarbex-American Energy, Inc. (“Hycarbex”), in the fourth quarter of the fiscal year ended June 30, 2005. A state-of-the-art, third party owned, surface facility for the well was constructed for Hycarbex after well completion. During September 2010, Hycarbex connected the well to the Sui Southern Gas Company pipe line, and commenced gas sales under an Extended Well Test but the production quickly ceased due to mechanical difficulties encountered in the commissioning of the surface facility owned by the third party. The production re-commenced into the pipe line in July, 2011, at the initial rate of 3.5 million cubic feet of gas per day (MMCFD) in anticipation that the rate would gradually increase to 15 MMCFD during the Extended Well Test.

In the fall of 2011, we received the initial two production revenue payments for Yasin production, but in November, 2011, Hycarbex, then an unaffiliated party which served as the operator of the Yasin concession, suspended the monthly revenue payments due to Hycarbex’s financial difficulties and advised that it would continue to accrue the revenues to the Company until it resolved its alleged financial difficulties. Although the daily production rate had increased to over 10 million cubic feet per day under the Extended Well Test, the accrued production revenues due to the Company from August, 2011 forward had not been distributed to the Company. In December, 2011, we initiated legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan to enforce the revenue payment obligations. On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the 2003 sale of the Hycarbex subsidiary is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thus returning the Company to the position as 100% owner of the common stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights, but the assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several more months and is not expected to be completed before the end of calendar 2017.

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

Zamzama North and Sanjawi Working Interests and other Pakistan-based Exploration Licenses

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company had the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of June 30, 2017, the Company has capitalized $0 related to these working interests. The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. As a result, rather than these smaller carried working interests, the Company, through its subsidiary, now owns the larger working interest percentages registered to Hycarbex, subject to the possible Sanjawi Concession License termination described above. Additionally, we now own through our subsidiary interests in two additional concessions. These interests are Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks.

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

Employees

As of June 30, 2017, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office. The Hycarbex subsidiary maintains approximately 20 in-country employees.

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

As of June 30, 2017, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 15.43% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

We are authorized to issue 80,000,000 shares of our common stock. The 70,832,862 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2017, we had outstanding warrants to purchase shares of our common stock and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2017 or the date of this report.

ITEM 3 – LEGAL PROCEEDINGS

In December 2011, we initiated civil legal proceedings against Hycarbex and others in the High Court of Islamabad, Pakistan against our former subsidiary, Hycarbex-American Energy, Inc. (“Hycarbex”), the stock of which had been sold in November 2003 to a third party, in order to recover unpaid production revenues from the Yasin concession block due from Hycarbex. On March 27, 2012, the Islamabad High Court issued its final order (later clarified as to certain arbitration procedures by a clarification Order dated April 4, 2012). The Court directed the parties to proceed to arbitration in London, UK under the ICC Rules of Arbitration and further reaffirmed the continuation of the pending temporary injunctions against Hycarbex’s potential transfer of interests in the concessions prior to final resolution.

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the 2003 sale of the Hycarbex subsidiary is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thus returning the Company to the position as 100% owner of the common stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights, but the assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several more months and is not expected to be completed before the end of calendar 2017.

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

Quarter	High	Low

September 30, 2012	$0.17	$0.15
December 31, 2012	$0.15	$0.11
March 31, 2013	$0.15	$0.12
June 30, 2013	$0.14	$0.14
September 30, 2013	$0.35	$0.14
December 31, 2013	$0.39	$0.25
March 31, 2014	$0.30	$0.16
June 30, 2014	$0.33	$0.18
September 30, 2014	$0.29	$0.15
December 31, 2014	$0.16	$0.09
March 31, 2015	$0.20	$0.08
June 30, 2015	$0.21	$0.08
September 30, 2015	$0.20	$0.14
December 31, 2015	$0.20	$0.08
March 31, 2016	$0.21	$0.07
June 30, 2016	$0.19	$0.10
September 30, 2016	$0.16	$0.03
December 31, 2016	$0.13	$0.04
March 31, 2017	$0.07	$0.02
June 30, 2017	$0.07	$0.03

As of June 30, 2017, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.04. As of June 30, 2017, we had approximately 47 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2017, there were 70,118,576 shares of common stock issued and outstanding and as of October 13, 2017, there were 70,832,862 shares of common stock issued and outstanding.

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

The following table sets forth all equity compensation plans as of June 30, 2017.

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

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2016 and ending June 30, 2017, we sold 4,688,095 unregistered shares of Common Stock for a cash consideration of $372,000 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex. Subsequent to the end of the fiscal year, we sold 714,286 shares of Common Stock for a cash consideration of $50,000.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth in dollars selected financial data regarding the Company as of and for each of the annual periods (each ending June 30) indicated. The following data should be read in conjunction with Items 7 and 8 herein.

	2017	2016	2015	2014	2013
Revenue
Oil and Gas Sales	-0-	-0-	-0-	$1,108,163	$1,217,553

General and Administrative Expenses
Legal and Professional	444,433	1,051,257	325,749	1,007,570	217,709
Depreciation and Amortization Expense	509	801	776	4,550	4,733
Bad Debt	-0-	-0-	3,095,351	-0-	-0-
General and Administrative	303,311	396,221	1,150,611	1,455,350	1,053,292
Total Expenses	748,253	1,448,279	4,572,487	2,467,470	1,275,734
Net Operating Income (Loss)	(748,253)	(1,448,279)	(4,572,487)	(1.359,307)	(58,181)

Other Income and (Expense)
Warrant Settlements	-0-	-0-	(78,133)	-0-	-0-
Impairment Loss	-0-	(1,583,914)	-0-	-0-	-0-
Loss on Extinguishment of Debt	(258,183)	-0-	-0-	-0-	-0-
Taxes-Other	(250)	(5,160)	(11,328)	(7,068)	(8,381)
Interest Expense	(106,341)	(431,367)	(46,215)	(19,872)	(12,857)
Total Other Income and (Expense)	(364,774)	(2,020,441)	(135,676)	(26,940)	(21,238)
Net Loss Before Federal Income Tax	(1,113,027)	(3,468,720)	(4,708,163)	(1,386,247)	(79,419)
Federal Income Tax	-0-	-0-	-0-	-0-	-0-

Net Loss	(1,113,027)	(3,468,720)	(4,708,163)	(1,386,247)	(79,419)
Basic Loss Per Common Share	(0.02)	(0.06)	(0.09)	(0.03)	(0.00)
Weighted Average Number of Shares Outstanding	67,331,791	62,002,533	52,675,425	48,007,962	41,209,615

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

Overview

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 sale of 100% of the stock of Hycarbex is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thereby returning the Company to its 100% ownership position of the common stock of Hycarbex. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several more months and is not expected to be completed by the end of calendar 2017.

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

Results of Operations

Our operations for the twelve months ended June 30, 2017 reflected a net operating loss of $748,253 as compared to a net operating loss of $1,448,279 for the twelve months ended June 30, 2016. The decrease in net operating loss from the prior year is predominately the result of prior year issuance of shares for legal and consulting fees in the amount of $644,903.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb No.1 Well while the litigation and arbitration proceedings with the Hycarbex parties were ongoing. We sold 1,116,667 shares during the quarter ended September 30, 2016 for $122,000, 428,571 shares for $30,000 in December of 2016, 1,714,286 shares for $120,000 in February of 2017, and an additional 1,428,571 shares for $100,000 in June of 2017. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation and the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan other than the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North Exploration Block and Sanjawi Exploration Block (which is operated by Heritage Oil and Gas Limited). Due to continual security and law enforcement issues in the Sanjawi Block, the operator may relinquish the concession to the Pakistan Government. Hycarbex’s interests in one or more of the remaining Blocks will likely be a good source of cash revenues if they are successfully developed. Due to our limited cash resources (See Note 10 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a sale or strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest communicated to the Company’s President and CEO in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2017.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended June 30, 2017.

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

ITEM 9B – OTHER INFORMATION

Subsequent to the end of the fiscal year we sold 714,286 unregistered Common shares for $50,000 which was and will be used for general working capital, including attorneys’ fees incurred in the pending litigation relating to the prior management of Hycarbex. Management does not expect to continue this course of raising capital through securities sales due to the limitation in the number of authorized shares. With the recent cessation in the production from the Haseeb No. 1 well, management believes that the securing of a strategic development partner and/or the sale of selected Hycarbex assets will be necessary to meet our capital needs for future administrative expenses and legal fees and the anticipated operating and development capital costs associated with the Hycarbex assets.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2013, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position

R. Pierce Onthank	57	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	70	Director

R. Pierce Onthank, age 57, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving The American Energy Group, Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group, Ltd., he co-founded Crary, Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 70, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser. Mr. Gebhardt resides in Celebration, Florida. Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University. Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001. Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters. Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held no physical meetings and two telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2017, and the Board of Directors took action at Board meetings or by unanimous written consent nine (9) times during that period. Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives. Mr. Onthank and Mr. Gebhardt serve upon the audit committee. There are not any other standing committees of the Board of Directors based on the size of our business.

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Pierce Onthank, at our executive offices, 20 Nod Hill Road, Wilton, Connecticut 06897. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Mr. Onthank collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Onthank will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Onthank will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2011, 2012, 2013, 2014, 2015, 2016 and 2017 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards			Payouts
Name	Title	Year	Salary	Bonus	Other Annual Comp-ensation	Restricted Stock Awarded		Options/ SARs Warrants (#)	LTIP payouts ($)	All Other Comp-ensation

R.Pierce Onthank	President,	2017	$68,967	-0-	-0-	-0-		-0-	-0-	-0-
	CEO and	2016	$134,564	-0-	-0-	-0-		-0-	-0-	-0-
	Sec. Treas.	2015	$355,943	-0-	-0-	5,183,001	(3,4)-	-0-	-0-	-0-
		2014	$360,000	-0-	$20,662	233,631	(2)-	-0-	-0-	-0-
		2013	$360,000	-0-	$24,325	126,760	(1)-	-0-	-0-	-0-
		2012	$350,785	-0-	-0-	-0-		-0-	-0-	-0-
		2011	$240,000		$29,673	-0-		-0-	-0-	-0-

John S. Gebhardt	Director	2017	-0-	-0-	-0-	-0-		-0-	-0-	-0-
		2016	-0-	-0-	-0-	-0-		-0-	-0-	-0-
		2015	-0-	-0-	-0-	183,001	(3)-	-0-	-0-	-0-
		2014	-0-	-0-	-0-	233,631	(2)-	-0-	-0-	-0-
		2013	-0-	-0-	-0-	176,760	(1)-	-0-	-0-	-0-
		2012	-0-	-0-	-0-	-0-		-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)	Directors Onthank and Gebhardt were issued restricted stock for each of the quarterly periods of the 2011-2012 year based upon a compensation value of $6,250 per quarter. Director Gebhardt also received 50,000 restricted shares for Board service prior to June 30, 2011.
(2)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 9/30/12-3/31/14 based upon a compensation value of $6,250 per quarter.
(3)	Directors Onthank and Gebhardt were issued restricted stock for the quarterly periods ending 6/30/14, 9/30/14, 12/31/14 and 3/31/15 based upon a compensation value of $6,250 per quarter.
(4)	Director, President and CEO Onthank was issued 5,000,000 restricted shares as a bonus valued at $500,000.

Stock Option/SAR and Warrant Grants

During the fiscal year ended June 30, 2017 there were not any grants of warrants, stock options or SAR’s to executive officers or directors. There are currently no outstanding stock options or SAR’s.

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

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2017.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 13, 2017, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 13, 2017, we had 70,832,862 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock	Percentage of Common Stock (1)
R. Pierce Onthank 20 Nod Hill Rd. Wilton, Connecticut 06897	Common stock	10,013,561 (1,2)	13.52% (1,2)

John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	829,330 (1,3)	1.18%(1,3)

All Officers and Directors as a group (total of two)	Common stock	12,656,959 (1)	15.43%(1,2,3)

__________

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2017. As of October 13, 2017 there were 70,832,862 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

(2)	Includes 3,250,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3)	Includes 400,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s Principal Accountant were $17,500 during the year ended June 30, 2017. Audit fees billed by the Company’s Principal Accountant were $54,825 during the year ended June 30, 2016.

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

THE AMERICAN ENERGY GROUP, LTD.

Date: October 13, 2017	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Secretary, Director Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: October 13, 2017	By:	/s/ John S. Gebhard
John S. Gebhardt
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The American Energy Group, Ltd.

We have audited the accompanying balance sheets of The American Energy Group, Ltd. as of June 30, 2017 and 2016 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The American Energy Group, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

October 13, 2017

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets

June 30, 2017 and 2016

	2017	2016

Assets
Current Assets
Cash	$70,254	$213
Prepaid expenses	27,801	27,680

Total Current Assets	98,055	27,893

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,012)	(23,503)

Net Property and Equipment	1,658	2,167

Other Assets
Investment in oil and gas working interest – related party	-	-

Total Assets	$99,713	$30,060

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57,013	$58,377
Note payable	25,833	28,654
Accrued liabilities	646,146	379,329
Notes payable – related parties, net of unamortized debt discount of $17,865 in 2016	300,000	1,457,135

Total Current Liabilities	1,028,992	1,923,495

Non-Current Liabilities
Notes payable – related parties, less current portion	1,447,000	-

Total Liabilities	2,475,992	1,923,495

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 70,118,576 and 66,518,674 shares issued and outstanding, respectively	70,119	66,519
Capital in excess of par value	18,461,314	17,834,731
Accumulated deficit	(20,907,712)	(19,794,685)

Total Stockholders’ Equity (Deficit)	(2,376,279)	(1,893,435)

Total Liabilities and Stockholders’ Equity (Deficit)	$99,713	$30,060

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Years Ended June 30,

	2017	2016

Revenue	$-	$-

General and Administrative Expenses
Legal and professional	444,433	1,051,257
Depreciation and amortization expense	509	801
General and administrative	303,311	396,221

Total Expenses	(748,253)	(1,448,279)

Net Operating Income (Loss)	(748,253)	(1,448,279)

Other Income and (Expense)
Impairment loss	-	(1,583,914)
Loss on extinguishment of debt	(258,183)	-
Interest expense	(106,341)	(431,367)
Other	(250)	(5,160)

Total Other Income and (Expense)	(364,774)	(2,020,441)

Net Loss before Federal Income Tax	(1,113,027)	(3,468,720)

Federal Income Tax	-	-

Net Loss	$(1,113,027)	$(3,468,720)

Basic Loss per Common Share	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding	67,331,791	62,002,533

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity (Deficit)

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

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity (Deficit)

For the Period July 1, 2016 through June 30, 2017

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2016	66,518,674	$66,519	$17,834,731	$(19,794,685)	$(1,893,435)

July 2016, new shares issued
for cash at $0.12 per share	516,667	517	61,483	-	62,000

August 2016, new shares issued
for cash at $0.10 per share	600,000	600	59,400	-	60,000

August 2016, cancelled shares
previously issued for services rendered	(1,088,193)	(1,088)	1,088	-	-

September 2016, 2,000,000 warrants
extended in connection with debt issuance	-	-	258,183	-	258,183

December 2016, new shares issued
for cash at $0.07 per share	428,571	428	29,572	-	30,000

March 2017, new shares issued
for cash at $.07 per share	1,714,286	1,714	118,286	-	120,000

June 2017, new shares issued
for cash at $.07 per share	1,428,571	1,429	98,571	-	100,000

Net (loss) for the year ended
June 30, 2017	-	-	-	(1,113,027)	(1,113,027)

Balance June 30, 2017	70,118,576	$70,119	$18,461,314	$(20,907,712)	$(2,376,279)

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Years Ended June 30, 2017 and 2016

	2017	2016

Cash Flows from Operating Activities
Net loss	$(1,113,027)	$(3,468,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	509	801
Impairment loss	-	1,583,914
Loss on extinguishment of debt	258,183	-
Amortization of debt discount	17,865	360,559
Common stock issued for services	-	644,902
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(121)	12,035
Increase (decrease) in accounts payable	(1,364)	(1,176)
Increase (decrease) in accrued expenses and other current liabilities	266,817	(63,601)

Net Cash (Used In) Operating Activities	(571,138)	(931,286)

Cash Flows from Financing Activities
Proceeds from the issuance of note payable – related party	272,000	650,000
Principal payments on notes payable	(2,821)	-
Proceeds from the issuance of common stock	372,000	256,500

Net Cash Provided by Financing Activities	641,179	906,500

Net Increase (Decrease) in Cash	70,041	(24,786)
Cash and Cash Equivalents, Beginning of Year	213	24,999

Cash and Cash Equivalents, End of Year	$70,254	$213

Cash Paid For:
Interest	$6,958	$7,610

Non-Cash Financing Activities:
Common stock issued for services rendered	$-	$644,902

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2017 and 2016

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

June 30, 2017 and 2016

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

d. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2017 and 2016, the Company incurred total depreciation of $509 and $801, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2017	2016

Loss (numerator)	$(1,113,027)	$(3,468,720)

Shares (denominator)	67,331,791	62,002,533

Per Share Amount	$(0.02)	$(0.06)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,334 and 11,193,334 shares of common stock for the years ended June 30, 2017 and 2016, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

June 30, 2017 and 2016

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

g. Long Lived Assets

All long-lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the third quarter the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses, was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regard to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of breach in regard to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement but was prevented from doing so for reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result, the Company recorded an impairment loss in the amount of $1,583,914 in relation to these oil and gas interests.

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

The tax provision (benefit) for the year-ended June 30, 2017 and the year ended June 30, 2016 consisted of the following:

	2017	2016
Current:
Federal	$-	$-
State	-	-
Deferred
Federal	-	-
State	-	-
Total tax provision (benefit)	$-	$-

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2017 and 2016

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

k. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of net operating losses and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss carryovers of the Company will begin expiring in the year ended June 30, 2019. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2017 and June 30, 2016 are as follows:

	2017	2016
Net Operating Losses:
Federal	$(57,077,133)	$(55,964,106)
State	-	-
Total net operating losses	$(57,077,133)	$(55,964,106)

Deferred Tax Provision:
Total tax provision (benefit)	(19,406,225)	(19,027,796)
Less valuation allowance	19,406,225	19,027,796

Deferred tax asset	$-	$-

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2017	2016
Expense (benefit) at federal statutory rate	$(378,429)	$(1,179,365)
State tax effects	-	-
Non deductible expenses	-	-
Deferred tax asset valuation allowance	378,429	1,179,365
Income tax provision (benefit)	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2017, the Company had no accrued interest or penalties.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2017, 2016, 2015 and 2014.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2017 and 2016

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

l. Fair Value of Financial Instruments (continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2017.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2017, the Company believes it has no such liabilities.

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

June 30, 2017 and 2016

Note 2 – Oil and Gas Properties

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

Subsequent to the year ended June 30, 2015, the Company was awarded 100% of the stock of its previously wholly owned subsidiary, Hycarbex American Energy, Inc. Prior to the year ended June 30, 2015, the Company held an 18% gross royalty interest in the Yasin Concession in Pakistan, which was received in exchange for the original sale of Hycarbex.. Revenues to have been derived from this interest were overriding in nature and there were no future financial obligations or commitments required of the Company to secure this royalty interest.

The Company has not yet received full access to the historical financial and property records of Hycarbex since receiving the judgment award of the ICC subsequent to the year ended June 30, 2015,

and as a result the Company has been unable to consolidate the accounting of Hycarbex into these financial statements Oil and Gas properties currently determined to be owned by Hycarbex include working interests in five (5) large exploration blocks within Pakistan. These interests include: Block No. 2768-7 (Yasin), 673 square miles; Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 75% working interest in the Yasin Exploration Block, 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North and Sanjawi Exploration Blocks, of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery.

Note 3 – Notes Payable – Related Party

During the years ended June 30, 2017 and 2016, the Company borrowed $255,000 and $650,000, respectively, from a current shareholder. Interest on these notes accrues at 5% and is payable in full at maturity. The notes mature in February of 2020. The Company has accrued interest expense of $81,414 and $62,366 during the years ended June 30, 2017 and June 30, 2016, respectively, on these notes. The oil and gas properties in Southeast Texas serve as collateral on these notes.

In addition during the year ended June 30, 2017, the Company borrowed $17,000 from an individual investor. Interest on these notes accrues at 2.50% and is payable in full at maturity. The notes mature in April of 2019. The Company has accrued interest expense of $103 during the year ended June 30, 2017 on these notes.

Note 4 – Lease Commitments

During the year ended June 30, 2015, the Company entered into a lease for office space with an original lease term of 5 years.

During the year ended June 30, 2016, the Company terminated the lease and vacated the lease space.

During the years ended June 30, 2017 and 2016, the Company incurred net rental expense of $0 and $6,753, respectively.

Note 5 – Common Stock

During July 2015, the Company issued 549,584 shares of common stock for cash in the amount of $86,500.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2017 and 2016

Note 5 – Common Stock (continued)

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

During June, 2017, the Company issued 1,428,571 shares of common stock for cash at $0.07 per share.

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

During the year ended June 30, 2017, the Company extended 5,333,334 warrants in connection with the financing addressed in Note 5. The warrants can be purchased at $0.10 per share. The Company reported a $258,183 loss on extinguishment of debt related to the extension of these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.20%
Risk free interest	0.50%
Expected life	3.5 years

A summary of the status of the Company’s stock warrants as of June 30, 2017 and 2016 is presented below:

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2017 and 2016

Note 6 - Common Stock Warrants (continued)

			Weighted Ave.
	Stock	Exercise	Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2015	10,193,334	$0.10-1.50	$0.24

Granted	3,000,000	$0.20-0.20	$0.20
Expired/Canceled	(2,000,000)	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2016	11,193,334	$0.10-1.50	$0.27

Outstanding and Exercisable, June 30, 2017	11,193,334	$0.10–1.50	$0.14

A summary of outstanding stock warrants at June 30, 2017 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

50,000	August, 2016	.250	$0.15	$0.15
210,000	August, 2016	.250	$0.15	$0.15
2,333,334	February 2020	2.750	$0.10	$0.10
1,500,000	February 2020	2.750	$0.10	$0.10
2,600,000	May 2018	1.000	$0.15	$0.15
2,000,000	February 2020	2.750	$0.20	$0.20
1,000,000	February 2020	2.750	$0.20	$0.20
500,000	February 2020	2.750	$0.10	$0.10
1,000,000	February 2020	2.750	$0.10	$0.10

Note 7 – Investment in Oil and Gas Working Interest – Related Party

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex – American Energy, Inc. (Hycarbex), a related party, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company has the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. During the third quarter the Company was made aware that Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North Exploration and the Sanjawi Exploration Licenses, was given a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) by the Director General of Petroleum Concessions of the Government of Pakistan. Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement. Although Heritage has refuted the basis of the claim of breach in regards to the Zamzama North Petroleum Concession Agreement asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under this agreement but was prevented from doing so for reasons outside its control, the Company has determined that it is reasonably possible that the working interest investment in the Zamzama North Block will also not be recovered. As a result the Company recorded an impairment loss in the amount of $1,583,914 in relation to these oil and gas interests. As of June 30, 2017 and 2016, the Company has capitalized $0 related to these working interests.

THE AMERICAN ENERGY GROUP, LTD

Notes to the Financial Statements

June 30, 2017 and 2016

Note 8 – Subsequent Events

Subsequent to June 30, 2017, the Company issued an additional 714,286 common shares at $0.07 for a total of $50,000.

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

Note 9– Other Contingencies (continued)

Litigation (continued)

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

Note 9– Other Contingencies (continued)

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

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At June 30, 2017, the Company’s current liabilities exceeded its current assets, it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.

