Form 10-K/A
period 2017-06-30
AMERICAN ENERGY GROUP LTD
filed 2017-10-16
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of October 13, 2017, the number of Common shares outstanding was 70,832,862

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

This Amendment No. 1 to the registrant's Annual Report on Form 10-K for its year ended June 30, 2017 is being filed solely for the purpose of adding the XBRL Data Files to the Form 10-K.

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

THE AMERICAN ENERGY GROUP, LTD.

Date: October 16, 2017	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Secretary, Director Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: October 16, 2017	By:	/s/ John S. Gebhard
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

