Form 10-Q
period 2017-09-30
AMERICAN ENERGY GROUP LTD
filed 2017-11-20
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 20, 2017, the number of Common shares outstanding was 70,832,862

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

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Balance Sheets (Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current Assets
Cash	$23,941	$70,254
Prepaid expenses	19,332	27,801

Total Current Assets	43,273	98,055

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,125)	(24,012)

Net Property and Equipment	1,545	1,658

Total Assets	$44,818	$99,713

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$56,367	$57,013
Note payable	17,175	25,833
Accrued liabilities	701,627	646,146
Notes payable – related parties	300,000	300,000

Total Current Liabilities	1,075,169	1,028,992

Non-Current Liabilities
Notes payable – related parties, less current portion	1,447,000	1,447,000

Total Liabilities	2,522,169	2,475,992

Stockholders’ Deficit
Common stock, par value $0.001 per share;
authorized 80,000,000 shares; 70,832,862 and
70,118,576 shares issued and outstanding, respectively	70,833	70,119
Capital in excess of par value	18,510,600	18,461,314
Accumulated deficit	(21,058,784)	(20,907,712)

Total Stockholders’ Deficit	(2,477,351)	(2,376,279)

Total Liabilities and Stockholders’ Deficit	$44,818	$99,713

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Revenue – Oil and gas royalties	$-	$-

General and Administrative Expenses
Legal and professional	44,226	137,558
Administrative salaries	44,079	20,560
Office overhead expenses	-	-
Depreciation and amortization expense	113	127
General and administrative	38,528	42,113

Total Expenses	(126,946)	(200,358)

Net Operating Income (Loss)	(126,946)	(200,358)

Other Income and (Expense)
Loss on extinguishment of debt	(-)	(258,183)
Interest expense	(24,126)	(39,369)

Total Other Income and (Expense)	(24,126)	(297,552)

Net Loss before Federal Income Tax	(151,072)	(497,910)
Federal Income Tax	-	-

Net (Loss)	$(151,072)	$(497,910)

Weighted Average Number of Shares Outstanding – Basic and Diluted	70,421,371	66,141,766

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash Flows From Operating Activities
Net loss	$(151,072)	$(497,910)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	113	127
Loss on extinguishment of debt	-	258,183
Amortization of debt discount	-	17,865
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	8,469	9,269
Increase (decrease) in accounts payable	(646)	(525)
Increase (decrease) in accrued expenses	55,481	27,984

Net Cash (Used In) Operating Activities	(87,655)	(185,007)

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	-	100,000
Principal payments on notes payable	(8,658)	(9,343)
Proceeds from the issuance of common stock	50,000	122,000

Net Cash Provided By Financing Activities	41,342	212,657

Net Increase (Decrease) in Cash	(46,313)	27,650

Cash and Cash Equivalents, Beginning of Period	70,254	213

Cash and Cash Equivalents, End of Period	$23,941	$27,863

Cash Paid For:
Interest	$2,395	$2,820
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2017

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2017 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Note 2 – Basic Loss Per Share of Common Stock

	For the three months ended Sept 30, 2017	For the three months ended, Sept 30, 2016

Income (Loss) (numerator)	$(151,072)	$(497,910)

Basic Shares (denominator)	70,421,371	66,141,766

Basic Income (Loss) Per Share	$(0.00)	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 11,193,334 shares of common stock are not included in the fully diluted income per share calculation for the three months ended September 30, 2017, because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Note 3 - Common Stock

During August, 2017, the Company issued 714,286 shares of common stock at $.07 per share.

Note 4 – Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

As of September 30, 2017, the Company had net operating loss carryovers of $57,228,205 which can be used to reduce future taxable income. No deferred tax benefit has been recorded related to these carryovers as utilization cannot be reasonable assured.

Note 5 – Notes Payable – Related Parties

The Company incurred $21,731 of interest expense on notes payable during the quarter ended September 30, 2017.

Note 6 – Warrants

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

Dividend yield	$0
Expected volatility	1.20%
Risk free interest	0.50%
Expected life	3.5 years

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2017

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

On April 10, 2012, pursuant to the terms of the March 27, 2012, Islamabad High Court Order, we filed our claim with the International Chamber of Commerce (“ICC”) International Court of Arbitration seeking an order which voids, ab initio, the original 2003 Stock Purchase Agreement under which Hycarbex’s parent company acquired the stock of Hycarbex (and thus the underlying Yasin concession owned by Hycarbex) and in conjunction therewith, seeking the recovery of any financial dividends or advances which may have been made by Hycarbex to its shareholders based upon our assertions in the claim that Hydro Tur, Ltd., the original purchaser of the Hycarbex stock under the 2003 Stock Purchase Agreement, fraudulently misrepresented to American Energy that “no current or past shareholders, officers and/or directors of American Energy or Hycarbex have any interest, direct or indirect, in the ownership of Hydro Tur, Ltd.”

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

September 30, 2017

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 30, 2017, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to continue to be successful in future capital raises, if necessary, to continue operations.

Note 9 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2017 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

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

Results of Operations

Our operations for the three months ended September 30, 2017 reflected an operating loss of $126,946, as compared to operating loss of $200,358 for the three months ended September 30, 2016 and a net loss of $151,072 and net loss of $497,910 for the same periods.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 714,286 shares during the quarter ended September 30, 2017 for $50,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

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

The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. Our Hycarbex subsidiary owns working interests in four exploration blocks within the Republic of Pakistan including the Yasin Block, being Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks, and 20% working interest in Zamzama North Exploration Block (which is operated by Heritage Oil and Gas Limited). If successfully developed, Hycarbex’s interests in one or more of these Blocks will likely be a good source of cash revenues. Due to our limited cash resources (See Note 8 – Going Concern footnote to Financial Statements above), development of the Hycarbex-operated Blocks would most likely be accomplished through a direct sale by Hycarbex with a retained interest or a strategic agreement with a development partner. Management is optimistic that such a strategic agreement can be secured due to available geologic analysis, the exploration activity ongoing on neighboring exploration blocks, and the interest demonstrated in recent negotiations. However, there can be no assurance that efforts to seek such a sale or strategic partner will be successful.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2017.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2017, we sold to private investors 714,286 shares for $50,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: November 20, 2017	By:	/s/ R. Pierce Onthank
R. Pierce Onthank,
President, Chief Executive Officer, Principal Financial Officer and Director

