Form 10-Q
period 2017-12-31
AMERICAN ENERGY GROUP LTD
filed 2018-02-20
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

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

As of February 20, 2018, the number of Common shares outstanding was 70,975,719

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets
Current Assets
Cash	$4,087	$70,254
Prepaid expenses	10,863	27,801

Total Current Assets	14,950	98,055

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,237)	(24,012)

Net Property and Equipment	1,433	1,658

Total Assets	$16,383	$99,713

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$58,750	$57,013
Accrued liabilities	766,822	646,146
Note payable	8,096	25,833
Notes payable – related parties - current portion	354,389	300,000

Total Current Liabilities	1,188,057	1,028,992

Non-Current Liabilities
Notes payable – related parties, less current portion	1,516,000	1,447,000

Total Liabilities	2,704,057	2,475,992

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 70,975,719 and 70,118,576 shares issued and outstanding, respectively	70,976	70,119
Additional paid in capital	18,520,457	18,461,314
Accumulated deficit	(21,279,107)	(20,907,712)

Total Stockholders’ Deficit	(2,687,674)	(2,376,279)

Total Liabilities and Stockholders’ Deficit	$16,383	$99,713

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Expenses
Administrative salaries	34,156	37,877	86,824	58,437
Legal and professional	109,563	93,379	153,789	230,937
General and administrative	43,551	42,422	82,079	84,535
Office overhead expenses	-	687	-	687
Depreciation	112	128	225	255

Total Expenses	187,382	174,493	322,917	374,851

Net Operating (Loss)	(187,382)	(174,493)	(322,917)	(374,851)

Other Income and (Expense)
Loss on extinguishment of debt	(-)	(-)	(-)	(258,183)
Interest expense	(24,352)	(22,058)	(48,478)	(61,427)

Total Other Income (Expense)	(24,352)	(22,058)	(48,478)	(319,610)

Net (Loss) Before Taxes	(211,734)	(196,551)	(371,395)	(694,461)

Income Taxes	-	-	-	-

Net (Loss)	$(211,734)	$(196,551)	$(371,395)	$(694,461)

Earnings per Share

Basic and Fully Diluted	$.00	$.00	$.00	$.00

Weighted Average Number of Shares Outstanding

Basic and Fully Diluted	70,849,943	66,621,682	70,635,657	66,743,393

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2017 and 2016

(Unaudited)

	2017	2016

Cash Flows From Operating Activities
Net (Loss)	$(371,395)	$(694,461)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	225	255
Loss on extinguishment of debt	-	258,183
Amortization of debt discount	-	17,865
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	16,938	17,335
Increase (decrease) in accounts payable	1,737	(1,576)
Increase (decrease) in accrued expenses
and other current liabilities	120,676	71,091

Net Cash (Used In) Operating Activities	(231,819)	(331,308)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable – related party	123,389	220,000
Principal payments on notes payable	(17,737)	(18,352)
Proceeds from the issuance of common stock	60,000	152,000

Net Cash Provided By Financing Activities	165,652	353,648

Net Increase (Decrease) in Cash	(66,167)	22,340
Cash and Cash Equivalents, Beginning of Period	70,254	213

Cash and Cash Equivalents, End of Period	$4,087	$22,553

Cash Paid For:

Interest	$4,302	$4,520

Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2017

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2017 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Note 2 – Basic Loss Per Share of Common Stock

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 10,933,334 shares of common stock have not been included in the fully diluted income per share calculation for the three or six months ended December 31, 2017 or the three and six months ended December 31, 2016, because their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

Note 3 - Common Stock

During December, 2017, the Company issued 142,857 shares of common stock for cash at $0.07 per share for proceeds of $10,000.

Note 4 – Notes Payable – Related Parties

During the six months ended December 31, 2017, the Company borrowed $65,000 from a current shareholder with interest at 5%, payable in full at maturity

During the six months ended December 31, 2017, the Company borrowed an additional $4,000 from an individual investor with interest at 2.5%, payable in full in one year.

During the six months ended December 31, 2017, the Company borrowed an additional $54,389 from an officer at 0%, payable in full in one year.

For the three and six months ended December 31, 2017, the Company incurred interest expense on these notes payable in the amount of $22,445 and $44,176, respectively as compared to $20,357 and $39,041, respectively, for the three and six months ended December 31, 2016.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2017

Note 5 – Warrants

During the six months ended December 31, 2017, no stock warrants were issued.

A summary of the status of the Company’s stock warrants as of December 31, 2017 is presented below:

Weighted Ave.
	Stock	Exercise	Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2017	10,933,334	$0.10-0.20	$0.14

Granted	-	$-	$-
Expired/Canceled	-	$-	-
Exercised	-	$-	-

Outstanding and Exercisable, December 31, 2017	10,933,334	$0.10-0.20	$0.14

A summary of outstanding stock warrants at December 31, 2017 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

2,333,334	February 2020	2.250	$0.10	$0.10
1,500,000	February 2020	2.250	$0.10	$0.10
2,600,000	May 2018	.500	$0.15	$0.15
2,000,000	February 2020	2.250	$0.20	$0.20
1,000,000	February 2020	2.250	$0.20	$0.20
500,000	February 2020	2.250	$0.10	$0.10
1,000,000	February 2020	2.250	$0.10	$0.10

Note 6 – Other Contingencies – Litigation

In August, 2014, we initiated separate legal actions in Pakistan for an injunction against Sui Southern Gas Company Limited (“Sui Southern”) and Hycarbex-American Energy, Inc. (“Hycarbex”), respectively, in furtherance of the prior interim orders of the Arbitration Tribunal. The new action filed in the Sindh, Karachi High Court named as defendants Sui Southern, Hycarbex, its parent company, Hycarbex Asia Pte. Ltd. (“Hycarbex Asia”) and two additional pro forma defendants and requests an injunction against Sui Southern against payment to Hycarbex of 18% of the total proceeds of gas sales. The requested injunction was granted to us by the Karachi Court but later vacated as premature as it pertains to the third party gas gatherer. However, we also filed in the Islamabad High Court an action against Hycarbex, Hycarbex Asia and Hydro Tur as defendants and obtained injunctive relief against Hycarbex from interference with the Arbitration Tribunal-ordered notifications to Sui Southern to pay us directly our 18% of production, and injunctive relief requiring Hycarbex to escrow the 18% of production which would have been payable to the Company. On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 Stock Purchase Agreement between the Company, Hycarbex and Hydro-Tur, which was amended on February 16, 2004, and December 15, 2009, is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia and that the Company is thus the 100% owner of the common stock of Hycarbex relating back to the original Stock Purchase Agreement date of November 9, 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award makes moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

December 31, 2017

The Company has affected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and be completed in calendar year 2018.

Note 7 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2017, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management has been successful in capital raises in the past to continue operations, but there can be no assurance that success will continue in the future.

Note 8 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2017 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

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

Overview

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 sale of 100% of the stock of Hycarbex is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thereby returning the Company to its 100% ownership position of the common stock of Hycarbex which it held in calendar 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several more months and be completed in calendar year 2018.

During the year ended June 30, 2016, we were advised by Heritage Oil and Gas Limited (Heritage), the operator of both the Zamzama North and the Sanjawi Exploration Licenses, that both a Notice of Termination (Sanjawi Petroleum Concession Agreement – notice dated February 12, 2016) and a Notice of Breach (Zamzama North Petroleum Concession Agreement – notice dated February 22, 2016) were issued to Heritage by the Director General of Petroleum Concessions of the Government of Pakistan. With respect to the Sanjawi Petroleum Concession, Heritage has acknowledged and accepted the notice of termination in regards to the Sanjawi Petroleum Concession Agreement because of local safety concerns which could substantially impair development operations.. With regard to the Notice of Breach pertaining to the Zamzama North Petroleum Concession Agreement, Heritage has contested the notice while asserting that all reasonable efforts have been made to fulfill its work commitments and financial obligations under the Concession Agreement but was prevented from achieving the tasks for reasons outside its control. Despite the force majeure assertions under the terms of the Concession Agreement to the DGPC, we have determined that it is reasonably possible that our working interest investment in the Zamzama North Block may be lost if the Concession Agreement is terminated.

Results of Operations

Our operations for the three months and six months ended December 31, 2017 reflected net (losses) of $(211,734) and $(371,395), respectively, as compared to net losses of $(196,551) and $(694,461), respectively, for the three and six months ended December 31, 2016. The increase in net income from the prior year is predominately the result of a prior loss on extinguishment of debt in the amount of $258,183 related to the extension of stock warrants.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 857,143 shares during the six months ended December 31, 2017 for $60,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs and the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the six months ended December 31, 2017.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive

Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The assumption of complete control of the Hycarbex Pakistan-based assets is expected to take several months and be completed in calendar year 2018.

ITEM 1A-RISK FACTORS

Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2017, we sold to private investors 857,143 shares for $60,000.

The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-MINE SAFETY DISCLOSURES

None.

ITEM 5-OTHER INFORMATION

None.

ITEM 6-EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

DATED: February 20, 2018	By:	/s/ R. Pierce Onthank
R. Pierce Onthank President, Chief Executive Officer, Principal Financial Officer and Director

