Form 10-Q
period 2018-03-31
AMERICAN ENERGY GROUP LTD
filed 2018-05-23
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 23, 2018, the number of Common shares outstanding was 73,547,147

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash	$4,453	$70,254
Prepaid expenses	2,578	27,801

Total Current Assets	7,031	98,055

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,350)	(24,012)

Net Property and Equipment	1,320	1,658

Total Assets	$8,351	$99,713

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$63,835	$57,013
Note payable	-	25,833
Accrued liabilities	837,689	646,146
Derivative liability	76,514	-
Notes payable – related parties – current portion	320,000	300,000

Total Current Liabilities	1,298,038	1,028,992

Non-Current Liabilities
Notes payable – related parties, less current portion	1,620,389	1,447,000

Total Liabilities	2,918,427	2,475,992

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 72,832,862 and 70,118,576 shares issued and outstanding, respectively	72,833	70,119
Capital in excess of par value	18,648,600	18,461,314
Accumulated deficit	(21,631,509)	(20,907,712)

Total Stockholders’ Deficit	(2,910,076)	(2,376,279)

Total Liabilities and Stockholders’ Deficit	$8,351	$99,713

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Expenses
Administrative salaries	94,067	23,367	180,891	81,804
Legal and professional	101,403	61,557	255,191	292,494
General and administrative	54,121	39,749	136,201	124,284
Office overhead expenses	-	-	-	687
Depreciation	112	127	338	382

Total Expenses	249,703	124,800	572,621	499,651

Net Operating Income (Loss)	(249,703)	(124,800)	(572,621)	(499,651)

Other Income and (Expense)
Change in fair value of derivative liabilities	(76,514)	-	(76,514)	-
Loss on extinguishment of debt	-	-	-	(258,183)
Interest expense	(26,184)	(21,434)	(74,662)	(82,861)

Total Other Income (Expense)	(102,698)	(21,434)	(151,176)	(341,044)

Net Income (Loss) Before Taxes	(352,401)	(146,234)	(723,797)	(840,695)

Income Taxes	-	-	-	-

Net Income (Loss)	$(352,401)	$(146,234)	$(723,797)	$(840,695)

Earnings per Share

Basic and Fully Diluted	$.00	$.00	$(.01)	$(.01)

Weighted Average Number of Shares Outstanding

Basic and Fully Diluted	71,890,798	66,986,830	71,047,930	66,823,854

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash Flows From Operating Activities
Net Income (Loss)	$(723,797)	$(840,695)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	338	382
Loss on extinguishment of debt	-	258,183
Non-cash expense related to commitment of common stock in excess of authorized shares	76,514	-
Amortization of debt discount	-	17,865
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	25,223	25,226
Increase (decrease) in accounts payable	6,822	(15)
Increase (decrease) in accrued expenses and other current liabilities	191,543	134,966

Net Cash (Used In) Operating Activities	(423,357)	(404,088)

Cash Flows From Financing Activities
Proceeds from the issuance of note payable – related party	193,389	220,000
Principal payments on notes payable	(25,833)	(28,654)
Proceeds from the issuance of common stock	190,000	222,000

Net Cash Provided By Financing Activities	357,556	413,346

Net Increase (Decrease) in Cash	(65,801)	9,258
Cash and Cash Equivalents, Beginning of Period	70,254	213

Cash and Cash Equivalents, End of Period	$4,453	$9,471

Cash Paid For:

Interest	$7,369	$4,829

Taxes	$-	$-

Non-Cash Financing Activities:

Common stock issued in satisfaction of accounts payable and accrued expenses	$-	$-

Common stock issued for services rendered	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2018

Note 1 – General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its June 30, 2017 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Income (Loss) (numerator)	$(352,401)	$(146,234)	$(723,797)	$(840,695)

Basic and Fully Diluted Shares (denominator)	71,890,798	66,986,830	71,047,930	66,823,854

Basic Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 10,933,334 shares of common stock have not been included in the fully diluted income per share calculation for the three or nine months ended March 31, 2018 or the three and nine months ended March 31, 2017, because their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

Note 3 – Derivative Liability

The Company computes the fair value of the derivative liability arising from the over commitment of shares at each reporting period with the change in the fair value recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. Therefore, the resulting effect on net loss is subject to significant fluctuation and will continue to be so until the Company’s outstanding warrants are converted into common stock, or the Company increases its authorized shares in excess of its committed shares. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

When the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised warrants, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. For the nine months ended March 31, 2018, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding warrants for approximately 3,800,000 shares, resulting in the recognition of non-cash expenses of $76,514 during the nine months ended March 31, 2018.

Note 4 - Common Stock

During August 2017, the Company issued 714,286 shares of common stock for cash at $0.07 per share for proceeds of $50,000.

During December 2017, the Company issued 142,857 shares of common stock for cash at $0.07 per share for proceeds of $10,000.

During February 2018, the Company issued 1,071,429 shares of common stock for cash at $0.07 per share for proceeds of $75,000.

During March 2018, the Company issued 214,286 shares of common stock for cash at $0.07 per share for proceeds of $15,000.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2018

Note 5 – Notes Payable – Related Parties

During the nine months ended March 31, 2018, the Company borrowed $115,000 from a current shareholder with interest at 5%, payable in full at maturity.

During the nine months ended March 31, 2018, the Company borrowed an additional $4,000 from an individual investor with interest at 2.5%, payable in full in one year.

During the nine months ended March 31, 2018, the Company borrowed an additional $74,389 from an officer at 0%, payable in full in one year.

For the three and nine months ended March 31, 2018, the Company incurred interest expense on these notes payable in the amount of $23,117 and $67,293, respectively as compared to $21,125 and $60,166, respectively, for the three and nine months ended March 31, 2017.

Note 6 – Warrants

During the nine months ended March 31, 2018, no stock warrants were issued.

A summary of the status of the Company’s stock warrants as of March 31, 2018 is presented below:

	Stock Warrants	Exercise Price	Weighted Ave. Exercise Price

Outstanding and Exercisable, June 30, 2017	10,933,334	$0.10-0.20	$0.14

Granted	-	$-	$-
Expired/Canceled	-	$-	-
Exercised	-	$-	-

Outstanding and Exercisable, March 31, 2018	10,933,334	$0.10-0.20	$0.14

A summary of outstanding stock warrants at March 31, 2018 follows:

Number of Common Stock Equivalents	Expir. Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Ave Exer. Price

2,333,334	February 2020	2.000	$0.10	$0.10
1,500,000	February 2020	2.000	$0.10	$0.10
2,600,000	May 2018	.250	$0.15	$0.15
2,000,000	February 2020	2.000	$0.20	$0.20
1,000,000	February 2020	2.000	$0.20	$0.20
500,000	February 2020	2.000	$0.10	$0.10
1,000,000	February 2020	2.000	$0.10	$0.10

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Financial Statements

March 31, 2018

Note 7 – Other Contingencies – Litigation

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

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Further, subsequent to March 31, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March, 2013. Planning has been initiated toward development and exploration activities for the Yasin Exploration License based on this extension. The extension is subject to performance requirements pertaining to seismic, rework of the Haseeb #1 Well and the work program financial obligations which are being reviewed by Management and which will be discussed with the Government of Pakistan as the work at the site moves forward. Management intends to conduct a detailed review of the benefits and obligations associated with these Pakistan-based assets.

Note 8 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2018, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management has been successful in capital raises in the past to continue operations, but there can be no assurance that success will continue in the future.

Note 9 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2018 through the date the financial statements were issued. Subsequent to March 31, 2018 the Company received $50,000 from a current shareholder relating to a stock purchase agreement entered into after the quarter ended March 31, 2018 whereby the shareholder agreed to purchase 714,286 shares of common stock for a total purchase price of $50,000. Subsequent to March 31, 2018, the Company borrowed $50,000 from a current shareholder with interest at 5% payable in full at maturity.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On April 15, 2015, the ICC Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 sale of 100% of the stock of Hycarbex is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thereby returning the Company to its 100% ownership position of the common stock of Hycarbex which it held in calendar 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Further, subsequent to March 31, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March, 2013. Planning has been initiated toward development and exploration activities for the Yasin Exploration License based on this extension. The extension is subject to performance requirements pertaining to seismic, rework of the Haseeb #1 Well and the work program financial obligations which are being reviewed by Management and which will be discussed with the Government of Pakistan as the work at the site moves forward. Management intends to conduct a detailed review of the benefits and obligations associated with these Pakistan-based assets.

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

Results of Operations

Our operations for the three months and nine months ended March 31, 2018 reflected net (losses) of $(352,401) and $(723,797), respectively, as compared to net losses of $(146,234) and $(840,695), respectively, for the three and nine months ended March 31, 2017.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 1,857,143 shares during the nine months ended March 31, 2018 for $130,000 and subsequent to the quarter ended March 31, 2018 have received the balance of an additional $50,000 for which we will issue an additional 714,286 shares. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

While the April 15 Arbitration Award decreed that we are the 100% owner of Hycarbex, the recent cessation of production from the Haseeb #1 Well due to water infusion into the wellbore will mean that production revenues will not be available as a source of capital unless and until the well is successfully reworked to correct the problem and re-establish commercial production. Based upon available cost estimates, management believes that Hycarbex can bear these workover costs has formulated the workover plan. While a successful workover of the Haseeb #1 Well cannot be assured, due to the available technical data, management believes that the well can be repaired so as to re-establish commercial gas production. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company’s working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management’s ability to secure loans or consummate securities sales to meet working capital requirements.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2018.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Further, subsequent to March 31, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March, 2013. Planning has been initiated toward development and exploration activities for the Yasin Exploration License based on this extension. The extension is subject to performance requirements pertaining to seismic, rework of the Haseeb #1 Well and the work program financial obligations which are being reviewed by Management and which will be discussed with the Government of Pakistan as the work at the site moves forward. Management intends to conduct a detailed review of the benefits and obligations associated with these Pakistan-based assets.

ITEM 1A-RISK FACTORS

Not applicable.

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018, we sold to a private investor 1,857,143 shares for $130,000. The funds raised were applied to salaries, office rent, legal and accounting expenses and other general and administrative expenses incurred, including the costs associated with our pending litigation with Hycarbex.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-MINE SAFETY DISCLOSURES

None.

ITEM 5-OTHER INFORMATION

None.

ITEM 6-EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit 31.1	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a);

Exhibit 32.1	Certification by R. Pierce Onthank, President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Section 1350(a) and (b).

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE AMERICAN ENERGY GROUP, LTD.

DATED: May 23, 2018	By:	/s/ R. Pierce Onthank
R. Pierce Onthank, President, Chief Executive
Officer, Principal Financial Officer and Director

