Form 10-K
period 2018-06-30
AMERICAN ENERGY GROUP LTD
filed 2018-10-23
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JUNE 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

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

The issuer had no revenues during the year ended June 30, 2018.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2017, was $2,484,150.

As of October 22, 2018, the number of Common shares outstanding was 71,904,290.

DOCUMENTS INCORPORATED BY REFERENCE – None

THE AMERICAN ENERGY GROUP, LTD.

PART I

ITEMS 1 AND 2 – BUSINESS AND PROPERTIES.

Overview

On April 15, 2015, the International Chamber of Commerce Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 sale of 100% of the stock of Hycarbex is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thereby returning the Company to its 100% ownership position of the common stock of Hycarbex which it held in calendar 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees were to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by the Company. The International Chamber of Commerce Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Partial Final Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. In response to the April 15 Partial Final Award, the Company effected the shareholder and management registration changes ordered by the ICC and caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The Government of Pakistan, including the Ministry of Petroleum, the Director General Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Since the delivery of the Partial Final Award, new management of Hycarbex also assumed control of Hycarbex’s Pakistan personnel and began efforts to assume complete control of the Pakistan-based assets, including review, appraisement and investigation of the asset value and potential benefits and the existing, asserted and potential liabilities related to each asset. While Hycarbex has interfaced with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and has continued and/or initiated legal proceedings where necessary to enforce and/or defend Hycarbex’s positions in Pakistan, the jurisdiction of its operations, and in Nevis, West Indies, the jurisdiction of its corporate domicile, as of the date of this report, we have not fully investigated nor determined the value of the Hycarbex assets nor its existing, asserted and potential liabilities. We have not accrued the costs incurred in connection with such review, appraisement, investigation, maintenance, defense and enforcement as of the date of this report.

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

On May 11, 2018, the Director General Petroleum Concessions of Pakistan granted to Hycarbex an extension to the Yasin Exploration License through December 31, 2018, and relating back to the date of the request for extension in March, 2013. The extension letter required Hycarbex’s performance within the extension period of various obligations, including seismic, rework of the Haseeb No. 1 Well, work program financial obligations, and procurement of a bank guarantee. In August, 2018, Hycarbex successfully revived the productivity of the Haseeb No. 1 Well through workover activities necessitated by the 2015 intrusion of formation water into the wellbore. Prior to the water intrusion, the Haseeb No. 1 Well produced gas under an Extended Well Test between July 2011 and May 2015. Hycarbex is currently investigating the availability of gas processing services in the area in order to render the gas suitable for sale to the pipeline and, alternatively, the availability of industrial gas customers who do not require processed gas for their operations. The Company anticipates that Hycarbex will begin marketing gas within the first quarter of calendar 2019. Planning has been initiated toward further development and exploration activities for the Yasin Exploration License based on the May 11 extension and the successful revival of the Haseeb No. 1 Well, but the seismic and financial conditions of the extension letter have not been completed. Hycarbex continues to discuss and has requested adjustment to the timetable for these additional obligations with the Director General Petroleum Concessions but has not received a government response as of the date of this report.

Zamzama North and Sanjawi Working Interests and other Pakistan-based Exploration Licenses

On October 29, 2009, the Company executed an agreement to acquire from Hycarbex, a two and one half percent (2-1/2%) working interest in each of the 2,258 square kilometer Sanjawi Block No. 3068-2, Zone II, Baluchistan Province, Pakistan, and 1,229 square kilometer Zamzama North Block No. 2667-8, Zone III, Sindh Province, Pakistan. In exchange for the working interest, the Company issued (1) 2,000,000 shares of common stock to Hycarbex, (2) 100,000 warrants with a three year duration to purchase an additional 100,000 shares at $1.75 per share and (3) $100,000 in cash. The Company had the option to convert the two and one half percent working interests described above to a one and one half percent gross royalty working interest at any time. As of June 30, 2018, the Company has capitalized $0 related to these working interests. The April 15, 2015, Arbitration Award granted to us 100% ownership of the Hycarbex subsidiary. As a result, rather than these smaller carried working interests, the Company, through its subsidiary, now owns the larger working interest percentages registered to Hycarbex, subject to the possible Sanjawi Concession License termination described above. Additionally, we now own through our subsidiary interests in two additional concessions. These interests are Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 95% working interest in the Karachi and Peshawar Exploration Blocks.

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

In 2001, the Pakistan government launched a new Petroleum Exploration and Production Policy which offers efficient procedures complimented by a liberal policy framework for obtaining and developing concessions. This policy framework was further updated in 2007, 2009 and 2012. Operators conduct regular meetings with ministry officials but the regulatory involvement is relaxed and on a par with international standards. The licenses are granted directly by the President of Pakistan through his oil ministry officials. Foreign investors are permitted unrestricted expatriation of funds, including profits. The sales markets are unregulated and producers may sell to state marketing organizations or third parties. Current efforts are underway to get the market prices on a par with international prices. Energy Information Administration (EIA) reports, and Pakistani sources confirm, that future commercial discoveries will have a ready market at favorable pricing. Imports of goods, including vehicles and equipment are also simplistic, with no tariffs. The current exploration policy is published in its entirety at the website for the Ministry of Petroleum & Natural Resources, the internet address for which is www.mpnr.gov.pk.

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

Office Facilities

Our principal executive offices are now located at 20 Nod Hill Road, Wilton, Connecticut under a three (3) year lease commencing July 1, 2017, from the President and Chief Executive Officer who is the owner of the property. The current office space contains approximately 1,444 square feet and the rental obligations (including utilities, internet and other amenities with varying costs) equal approximately $3,500 per month.

Employees

As of June 30, 2018, we had two (2) full-time employees, which include the President, Pierce Onthank, and an administrative assistant in the corporate office. The Hycarbex subsidiary maintains approximately 14 in-country employees.

ITEM 1-RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, imposed various new requirements on public companies, including requiring changes in corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations are expected to make it more difficult and more expensive to obtain director and officer liability insurance, and the Company may be required to incur substantial costs to maintain the same or similar coverage.

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

As of June 30, 2018, the directors and executive officers and their respective affiliates collectively and beneficially owned approximately 13.24% of the outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives the Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control. This could have a material adverse effect on the market price of the common stock or prevent the shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

The Company is dependent on key personnel.

We depend to a large extent on the services of certain key management personnel, including R. Pierce Onthank, our President and Chief Executive Officer. The future loss of Mr. Onthank could adversely affect the implementation of the Company’s business plan. We do not maintain key-man life insurance with respect to any officer or director.

The Company’s revenues from production are derived from a single well.

The revenues previously accrued to us from the Yasin Block were derived from a single well, the Haseeb No. 1. Formation water intrusion at the well caused production of hydrocarbons to temporarily cease. Hycarbex management has completed repairs to the well and has successfully revived the productivity of the well but future reliance upon a single well which may encounter natural or mechanical decline or cessation of production creates a risk that the Company will not be able to meet all of its financial obligations.

The retention of ownership and the entitlement and ability to develop the Yasin and other Pakistan-based concessions will depend upon Hycarbex’s ability to meet the seismic, drilling and financial obligations imposed by the Government of Pakistan.

The Yasin exploration license and the exploration licenses for each other Pakistan-based concession operated by Hycarbex are subject to performance requirements imposed by the Government of Pakistan, including seismic, drilling and financial guarantees. The Company’s lack of available financial resources to timely meet one or more of the requirements could result in a governmental forfeiture of a particular exploration license or a portion of the acreage covered by the exploration license. In addition, the Company’s ongoing appraisement and investigation of the existing and potential third party liabilities associated with each concession could result in the discovery of liabilities which further hinder the ability to meet these governmental requirements.

The further development of the Yasin Block and development of the other Pakistan-based concessions will depend upon Hycarbex’s ability to secure a strategic development partner or its ability to sell selected assets.

The proceeds of stock sales and loans utilized to date to fund the administrative costs of the Company, including legal fees, are not sufficient to meet the anticipated costs of operating or developing the Pakistan-based assets owned by Hycarbex. The anticipated capital costs for operating or developing the Pakistan-based concessions can only be met by securing a strategic development partner and/or the sale of selected Hycarbex assets.

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

We are authorized to issue 80,000,000 shares of our common stock. The 71,904,290 shares of our common stock issued and outstanding does not include shares reserved in anticipation of the exercise of options or warrants. As of June 30, 2018, we had outstanding warrants to purchase shares of our common stock and we have reserved shares of our common stock for issuance in connection with the potential exercise thereof. To the extent such options or warrants are exercised, the holders of our common stock will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

Possible or actual sales of a substantial number of shares of common stock by the selling stockholders could have a negative impact on the market price of our common stock. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 2 – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of June 30, 2018 or the date of this report.

ITEM 3 – LEGAL PROCEEDINGS

On April 15, 2015, the International Chamber of Commerce (ICC) Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 sale of 100% of the stock of Hycarbex is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thereby returning the Company to its 100% ownership position of the common stock of Hycarbex. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees are to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by AEGG. The ICC Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex.

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

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

Quarter	High	Low
September 30, 2016	$0.16	$0.03
December 31, 2016	$0.13	$0.04
March 31, 2017	$0.07	$0.02
June 30, 2017	$0.07	$0.03
September 30, 2017	$0.06	$0.02
December 31, 2017	$0.05	$0.04
March 31, 2018	$0.05	$0.03
June 30, 2018	$0.07	$0.03

As of June 30, 2018, the final trading day of the fiscal year, the closing price for shares of our common stock in the over-the-counter market, as reported by the OTC Pink Sheets, was $0.07. As of June 30, 2018, we had approximately 47 registered holders of our common stock (excluding holders in “street name”). As of June 30, 2018, there were 71,904,290 shares of common stock issued and outstanding and as of October 22, 2018, there were 71,904,290 shares of common stock issued and outstanding.

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

The following table sets forth all equity compensation plans as of June 30, 2018.

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

Recent Sales of Unregistered Securities

During the fiscal year commencing July 1, 2017 and ending June 30, 2018, we sold 1,785,714 unregistered shares of Common Stock for a cash consideration of $125,000 which we used for general working capital, including attorneys’ fees incurred in the pending litigation with Hycarbex.

ITEM 6 – SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

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

Results of Operations

Our operations for the twelve months ended June 30, 2018 reflected a net operating loss of $1,137,816 as compared to a net operating loss of $794,803 for the twelve months ended June 30, 2017. The increase in net operating loss from the prior year is predominately the result of a net increase in salaries of $296,608, a net increase in compensation related to the extension of stock warrants of $64,044, and a decrease in legal and professional fees in the amount of $42,432.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities. We sold 1,785,714 shares during the year ended June 30, 2018 for $125,000. We sold 4,688,095 shares during the year ended June 30, 2017 for $372,000. During the years ended June 30, 2018 and 2017, we obtained unsecured loans from an existing shareholder for $412,000 and $155,000, respectively. We also obtained $4,000 and $117,000, respectively, from individual investors during the years ended June 30, 2018 and 2017. In addition an officer of the Company loaned $87,816 at 0% interest during the year ended June 30, 2018. Subsequent to the year ending June 30, 2018, we obtained an unsecured loan from an existing shareholder for $85,000. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation and the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

In August, 2018, Hycarbex successfully revived the productivity of the Haseeb No. 1 Well through workover activities. Hycarbex is currently investigating the availability of gas processing services in the area in order to render the gas suitable for sale to the pipeline and, alternatively, the availability of industrial gas customers who do not require processed gas for their operations. The Company anticipates that Hycarbex will begin marketing gas within the first quarter of calendar 2019. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company’s working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management’s ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 10 – Going Concern footnote to Financial Statements above).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the fiscal year ended June 30, 2018.

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

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, these disclosure controls and procedures were not effective.

There have been material changes in internal control over financial reporting that occurred during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control On Financial Reporting

Management used the Internal Control – Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company determined the following material weaknesses: timely reconciliation and preparation of financial information, insufficient complex debt and equity accounting expertise, incomplete records and documentation of subsidiary.

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company at June 30, 2018, included the following persons, each of whom serves on the audit committee of the Company:

Name	Age	Position
R. Pierce Onthank	58	Director, President, CEO, CFO & Secretary-Treas.
John S. Gebhardt	71	Director

R. Pierce Onthank, age 58, serves as President, CEO, Secretary-Treasurer. Mr. Onthank has also served as our Director since 2003. Mr. Onthank received a BA in economics from Denison University in 1983. He served as the investment broker for the Company from 1998 until 2001. In addition to serving The American Energy Group, Ltd. as one of its prior investment bankers, Mr. Onthank has specialized in oil and gas investments for his previous clients. With over 20 years of experience in the securities business, Mr. Onthank has held senior positions in investment banking firms and has managed high yield net worth and institutional portfolios. Mr. Onthank began his career in the Merrill Lynch training program and subsequently was employed by Bear Stearns in 1985 where he became a limited partner in 1987. In 1988, he became a Senior Vice President at Drexel Burnham Lambert, where his primary responsibilities were to manage the private client group, which was involved in both public and private investments for individual and institutional accounts. Mr. Onthank served as a Senior Vice President at Paine Webber from 1990 to 1993. From 1993 to 1995, he was employed by Smith Barney Shearson where he managed the investments of institutional and individual clients. Before becoming a director and an executive officer of The American Energy Group, Ltd., he co-founded Crary, Onthank & O’Neill, an investment banking company, in 1998.

John S. Gebhardt, age 71, became a member of the Board of Directors upon the April, 2011 retirement of Karl Welser. Mr. Gebhardt resides in Celebration, Florida. Mr. Gebhardt studied economics at both the Lubin School of Business at Pace University and the Stern School of Business at New York University. Mr. Gebhardt was previously employed as a Managing Director at Paine Webber in New York City from 1981 to 1998, and as a Managing Director at Knight Capital Markets in Purchase, New York from 1998 to 2001. Since 2001, Mr. Gebhardt has been self employed as a manager of securities portfolios for private clients and as a consultant to companies as to exchange listing matters. Mr. Gebhardt has also served on many civic and educational boards, including twelve years on the Byram Hills Board of Education, Armonk, New York, eleven years on the Board of the Westchester-Putnam School Boards Association, and two terms on the Board of Directors of the New York State School Boards Association.

Board of Directors

We held one physical meeting and five (5) telephonic meetings of the Board of Directors during the fiscal year ended June 30, 2018, and the Board of Directors took action at Board meetings or by unanimous written consent twice during that period. Mr. Onthank and Mr. Gebhardt are our only Directors who are also our officers and/or operations executives. Mr. Onthank and Mr. Gebhardt serve upon the audit committee. There are not any other standing committees of the Board of Directors based on the size of our business.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table reflects all forms of compensation for the fiscal years ended June 30, 2017 and 2018 for services provided by our executive officers and directors.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION				LONG TERM COMPENSATION
							Awards		Payouts
Name	Title	Year	Salary		Bonus	Other Annual Comp-ensation	Restricted Stock Awarded	Options/ SARs Warrants (#)	LTIP payouts ($)	All Other Comp-ensation
R.Pierce Onthank	President, CEO and	2018	$360,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-
	Sec. Treas.	2017	$68,967		-0-	-0-	-0-	-0-	-0-	-0-

John S. Gebhardt	Director	2018	-0-		-0-	-0-	-0-	-0-	-0-	-0-
		2017	-0-		-0-	-0-	-0-	-0-	-0-	-0-

Notes to Summary Compensation Table:

(1)	Director, President and CEO Onthank is still owed $197,467 of his annual compensation as of 6/30/18.

Stock Option/SAR and Warrant Grants

During the fiscal year ended June 30, 2018 there were not any grants of warrants, stock options or SAR’s to executive officers or directors. There are currently no outstanding stock options or SAR’s.

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

There were no stock options, SAR’s or warrants exercised by any of our named executive officers during our most recent fiscal year ended June 30, 2018.

Long-Term Incentive Plans

We currently have no Long-Term Incentive Plans.

Employment contracts and change-in-control arrangements

There are no employment contracts or change-in-control agreements between us and our executive officers or directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 22, 2018, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 22, 2018, we had 71,904,290 shares of common stock issued and outstanding.

Name and address of beneficial owner	Title of Class of Stock	Number of Shares of Common Stock		Percentage of Common Stock (1)
R. Pierce Onthank 20 Nod Hill Rd. Wilton, Connecticut 06897	Common stock	9,013,561	(1,2)	11.99	%(1,2)

John S. Gebhardt 509 Longmeadow Celebration, Florida 34747	Common stock	993,392	(1,3)	1.37	%(1,3)

All Officers and Directors as a group (total of two)	Common stock	10,006,953	(1)	13.24	%(1,2,3)

_____________

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2018. As of October 22, 2018 there were 71,904,290 shares of our common stock issued and outstanding disregarding shares which may be acquired upon exercise of outstanding warrants.

(2)	Includes 3,250,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

(3)	Includes 400,000 shares issuable upon the exercise of warrants to purchase shares of common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;
(B)	any nominee for election as one of our directors;
(C)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A) or (B) above.

However, the Company did borrow $115,000 from a more than 5% shareholder, and the Company also issued $125,000 in common stock to that same shareholder during the year ended June 30, 2018.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed by the Company’s current Principal Accountant were $5,000 during the year ended June 30, 2018. Audit fees billed by the Company’s previous Principal Accountant were $28,223 and $17,500, respectively, during the years ended June 30, 2018 and 2017.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: October 22, 2018	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Secretary, Director
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date signed: October 22, 2018	By:	/s/ John S. Gebhardt
John S. Gebhardt
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The American Energy Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The American Energy Group, Ltd. (the Company) as of June 30, 2018 and the related statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2017 financial statements to correct the errors, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 financial statements of the Company and other than with respect to the adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements taken as a whole.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses and has negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

HAYNIE & COMPANY

Salt Lake City, Utah

October 22, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The American Energy Group, Ltd.

We have audited the accompanying balance sheet of The American Energy Group, Ltd. as of June 30, 2017 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The American Energy Group, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The American Energy Group, Ltd. as of June 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

October 13, 2017

THE AMERICAN ENERGY GROUP, LTD.
Balance Sheets
June 30, 2018 and 2017

	2018	2017
		(As Revised - See Note 1)
Assets
Current Assets
Cash	$32,738	$70,254
Prepaid expenses	-	27,801

Total Current Assets	32,738	98,055

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,462)	(24,012)

Net Property and Equipment	1,208	1,658

Total Assets	$33,946	$99,713

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$65,124	$57,013
Note payable	-	25,833
Derivative liability	84,821	78,084
Accrued liabilities	1,118,507	646,146
Notes payable – related parties	100,000	100,000

Total Current Liabilities	1,368,452	907,076

Non-Current Liabilities
Notes payable – related parties, less current portion	2,150,816	1,647,000

Total Liabilities	3,519,268	2,554,076

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 71,904,290 and 70,118,576 shares issued and outstanding, respectively	71,905	70,119
Additional paid in capital	18,741,671	18,507,864
Accumulated deficit	(22,298,898)	(21,032,346)

Total Stockholders’ Deficit	(3,485,322)	(2,454,363)

Total Liabilities and Stockholders’ Deficit	$33,946	$99,713

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Operations

For the Years Ended June 30, 2018 and 2017

	2018	2017
		(As Revised - See Note 1)

General and Administrative Expenses
Legal and professional	$402,001	$444,433
Depreciation and amortization expense	450	509
General and administrative	735,365	349,861

Total Expenses	(1,137,816)	(794,803)

Net Operating (Loss)	(1,137,816)	(794,803)

Other Income and (Expense)
Loss on extinguishment of debt	-	(258,183)
Change in fair value of derivative	(6,736)	(78,084)
Interest expense	(121,750)	(106,341)
Other	(250)	(250)

Total Other Income and (Expense)	(128,736)	(442,858)

Net Loss before Income Taxes	(1,266,552)	(1,237,661)

Income Taxes	-	-

Net Loss	$(1,266,552)	$(1,237,661)

Basic Loss per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding	71,188,830	67,331,791

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Stockholders’ Equity

For the Years Ended June 30, 2018 and 2017

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

Balance June 30, 2016	66,518,674	$66,519	$17,834,731	$(19,794,685)	$(1,893,435)

New shares issued for cash	4,688,095	4,688	367,312	-	372,000

August 2016, cancelled shares previously issued for services rendered	(1,088,193)	(1,088)	1,088	-	-

September 2016, 2,000,000 warrants extended in connection with debt issuance	-	-	258,183	-	258,183

September 2016, 1,260,000 warrants extended in connection with stock options	-	-	46,550	-	46,550

Net (loss) for the year ended June 30, 2017	-	-	-	(1,237,661)	(1,237,661)

Balance June 30, 2017	70,118,576	$70,119	$18,507,864	$(21,032,346)	$(2,454,363)

New shares issued for cash	1,785,714	1,786	123,214	-	125,000

May 2018, 3,860,000 warrants extended in connection with stock options	-	-	110,593	-	110,593

Net (loss) for the year ended June 30, 2018	-	-	-	(1,266,552)	(1,266,552)

Balance June 30, 2018	71,904,290	$71,905	$18,741,671	$(22,298,898)	$(3,485,322)

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Statements of Cash Flows

For the Years Ended June 30, 2018 and 2017

	2018	2017

Cash Flows From Operating Activities
Net loss	$(1,266,552)	$(1,237,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	450	509
Loss on extinguishment of debt	-	258,183
Non-cash expense related to commitment of common
stock in excess of authorized shares	6,737	78,084
Share-based compensation expense	110,593	46,550
Amortization of debt discount	-	17,865
Changes in operating assets and liabilities	27,801	(121)
(Increase) decrease in prepaid expenses	8,111	(1,364)
Increase (decrease) in accounts payable
Increase (decrease) in accrued expenses and other current liabilities	472,361	266,817

Net Cash (Used In) Operating Activities	(640,499)	(571,138)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of note payable – related party	503,816	272,000
Principal payments on notes payable	(25,833)	(2,821)
Proceeds from the issuance of common stock	125,000	372,000

Net Cash Provided By Financing Activities	602,983	641,179

Net Increase (Decrease) in Cash	(37,516)	70,041

Cash and Cash Equivalents, Beginning of Year	70,254	213

Cash and Cash Equivalents, End of Year	$32,738	$70,254

Cash Paid For:
Interest	$7,996	$6,958

Non-Cash Financing Activities:	$-	$-

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

These financial statements do not include the consolidation of its recently re-acquired wholly owned subsidiary, Hycarbex American Energy, Inc as the Company had not yet received full access to the historical financial records, nor full control of its operations, as of June 30, 2018.

b. Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents

d. Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on drilling and related equipment, vehicles and office equipment is provided using the straight-line method over expected useful lives of five to ten years. For the years ended June 30, 2018 and 2017, the Company incurred total depreciation of $450 and $509, respectively.

e. Basic Loss Per Share of Common Stock

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2018	2017

Loss (numerator)	$(1,266,552)	$(1,237,661)

Shares (denominator)	71,188,830	67,331,791

Per Share Amount	$(0.02)	$(0.02)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 12,193,334 and 12,193,334 shares of common stock for the years ended June 30, 2018 and 2017, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

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

g. Long Lived Assets

All long lived assets are evaluated for impairment per FASB ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognized no impairment loss during the year ended June 30, 2018.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

h. Stock Based Compensation

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

i. Income Taxes

The Company accounts for corporate income taxes in accordance with FASB ASC 740-10 “Income Taxes”. FASB ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used a blended rate as an effective rate.

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at June 30, 2018 and June 30, 2017 are as follows:

	2018	2017
Net Operating Losses:
Federal	$(58,145,400)	$(57,201,767)
State	-	-
Total net operating losses	$(58,145,400)	$(57,201,767)

Deferred Tax Asset:
NOL Carryover	10,451,834	19,406,225
Less valuation allowance	(10,451,834)	(19,406,225)

Net Deferred Tax Asset	$-	$-

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Net operating loss carryovers of the Company may be used to offset against future taxable income from the year 2018 through 2038 and will begin expiring in the year ended June 30, 2019. No tax benefit has been reported since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2018 and 2017 due to the following:

	2018	2017
Book Loss	$(241,468)	$(38,429)
Warrant Expense	19,644	-
Extended Warrants	8,368	-
Loss on Derivatives	15,247	-
Meals & Entertainment	833	-
Change in Depreciation	53	-
Valuation allowance	197,323	38,429
Income tax provision	$-	$-

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

 i. Income Taxes (continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2018, 2017, 2016 and 2015.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of the promissory notes approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2018 and 2017.

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

Liabilities for expenditures of a noncapital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. As of June 30, 2018, the Company believes it has no such liabilities.

m. New Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (ASU 2016‑02). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. This standard is not expected to have a significant impact on the Company as it does not currently engage in significant leasing activity. The Company will continue to assess the impact this may have on its financial position, results of operations, and cash flows.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

n. Basis of Presentation

Our financial statements for the year ended June 30, 2017, include an immaterial revision to liabilities, additional paid in capital as well as retained earnings related to the over commitment of shares and the extension of stock warrants to the shares issuable on the exercise of outstanding debentures, stock options and warrants. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated this error and, based on an analysis of quantitative and qualitative factors, has determined that it was not material to any of the reporting periods affected and no amendments to previously filed 10-Q or 10-K reports with the SEC are required.

Impact of Errors on the Balance Sheet

	As of		As of
	June 30, 2017		June 30, 2017
	As Presented	Adjustment	As Revised

Derivative Liability	$-	$78,084	$78,084

Common Stock	70,119	-	70,119

Additional Paid in Capital	18,461,314	46,550	18,507,864

Accumulated Deficit	(20,907,712)	(124,634)	(21,032,346)

Total Deficit	$(2,376,279)	$(78,084)	$(2,454,363)

Impact of Errors on the Statement of Operations

	For the Year Ended		For the Year Ended
	June 30, 2017		June 30, 2017
	As Presented	Adjustment	As Revised

Net Loss	$(1,113,027)	$(124,634)	$(1,237,661)

Net Loss per Common Share	$(.02)	-	$(.02)

Weighted Average Shares Calculation	67,331,791	-	67,331,791

Note 2 - Oil and Gas Properties

The Company owns an interest in two oil and gas leases located in Southeast Texas. The Company is exploring various opportunities to realize value from these interests, including potential farmout or sale. The Company intends to adopt the full cost method of accounting for oil and gas properties in the event that the Company develops their interests in these leases. As of June 30, 2018 and 2017, the Company does not have any proved reserves as defined under FASB ASC 932-235-50 (formerly SFAS No. 69) and has not incurred any costs associated with the development of these oil and gas properties and had not received any oil and gas revenue from these leases. The carrying value of these leases is $0.

Note 2 - Oil and Gas Properties (continued)

Subsequent to the year ended June 30, 2018, the Company was awarded 100% of the stock of its previously wholly owned subsidiary, Hycarebex American Energy, Inc. Prior to the year ended June 30, 2018, the Company held an 18% gross royalty interest in the Yasin Concession in Pakistan, which was received in exchange for the original sale of Hycarbex. Revenues to have been derived from this interest were overriding in nature and there were no future financial obligations or commitments required of the Company to secure this royalty interest.

The Company has not yet received full access to the historical financial and property records of Hycarbex since receiving the judgment award of the ICC subsequent to the year ended June 30, 2018, and as a result the Company has been unable to consolidate the accounting of Hycarbex into these financial statements. Oil and Gas properties currently determined to be owned by Hycarbex include working interests in five (5) large exploration blocks within Pakistan. These interests include: Block No. 2768-7 (Yasin), 673 square miles; Block No. 2667-8 (Zamzama North), 474 square miles; Block No. 3068-2 (Sanjawi), 871 square miles; Block No. 2466-8 (Karachi), 851 square miles; and Block No. 3371-13 (Peshawar), 960 square miles. Hycarbex is the registered owner of a 75% working interest in the Yasin Exploration Block, 95% working interest in the Karachi and Peshawar Exploration Blocks, 20% working interest in Zamzama North and Sanjawi Exploration Blocks, of which 10% is carried as to exploration costs with back-in rights to acquire an additional 10% working interest upon commercial discovery.

Note 3 – Notes Payable – Related Party

During the years ended June 30, 2018 and 2017, the Company borrowed $412,000 and $255,000, respectively, from a current shareholder. Interest on these notes accrues at 5% and is payable in full at maturity. The notes mature in February of 2020. The Company has accrued interest expense of $92,509 and $81,414 during the years ended June 30, 2018 and June 30, 2017, respectively, on these notes. The oil and gas properties in Southeast Texas serve as collateral on these notes.

An officer of the Company loaned an additional $87,816 at 0% interest during the year ended June 30, 2018 resulting in a total balance of $87,816 as of June 30, 2018.

In addition during the year ended June 30, 2018, the Company borrowed $4,000 from an individual investor. Interest on these notes accrues at 2.50% and is payable in full at maturity. The notes mature in April of 2019. The Company has accrued interest expense of $478 during the year ended June 30, 2018 on these notes.

Note 4 – Derivative Liability

The Company computes the fair value of the derivative liability arising from the over commitment of shares at each reporting period with the change in the fair value recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. Therefore, the resulting effect on net loss is subject to significant fluctuation and will continue to be so until the Company’s outstanding warrants are converted into common stock, or paid in full of cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

Since the number of shares issuable under the Variable Debentures is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised warrants, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. As of June 30, 2018 and 2017, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures and warrants for approximately 4,097,624 shares and 2,311,910, respectively, resulting in the recognition of non-cash expenses of $6,736 and $78,084, respectively, for the years ended June 30, 2018 and 2017.

Note 5 - Common Stock

During the year ended June 30, 2017, the Company cancelled 1,088,193 shares previously issued in exchange for services in 2011.

During the year ended June 30, 2017, the Company issued 4,688,095 shares of common stock for cash in the amount of $372,000.

During the year ended June 30, 2018, the Company issued 1,785,714 shares of common stock for cash in the amount of $125,000.

Note 6 - Common Stock Warrants

During the year ended June 30, 2018, the Company extended 3,860,000 warrants. During the year ended June 30, 2017, the Company extended 5,333,334 warrants in connection with the financing addressed in Note 3. The warrants can be purchased at $0.10 per share. The Company reported a $258,183 loss on extinguishment of debt related to the extension of these warrant issuances. The expense of these warrants was calculated using the Black-Scholes option pricing model using the following assumptions:

Dividend yield	0
Expected volatility	1.20%
Risk free interest	0.50%
Expected life	3.5 years

A summary of the status of the Company’s stock warrants as of June 30, 2018 and 2017 is presented below:

Weighted Ave.
	Stock	Exercise	Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2016	12,193,334	$0.10-0.15	$0.12

Granted	-	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2017	12,193,334	$0.10–0.15	$0.12

Granted	-	-	-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, June 30, 2018	12,193,334	$0.10–0.15	$0.12

A summary of outstanding stock warrants at June 30, 2018 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

3,860,000	June 2020	2.000	$0.15	$0.15
8,333,334	February 2020	1.750	$0.10	$0.10

Note 7 – Warrant Modification

During the year ended June 30, 2018, the Company extended 3,860,000 warrants. In accordance with ASC 718-20-35-3 a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. During the years ended June 30, 2018 and 2017, the Company recognized $110,593 and $46,550, respectively, in compensation expense and additional paid in capital related to the extension of these warrants.

Note 8 – Subsequent Events

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

The Company has evaluated subsequent events from June 30, 2018 through the date the financial statements were issued and determined there were no additional items to report.

Note 9 – Other Contingencies

Litigation

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

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

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

Note 10 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At June 30, 2018, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management has been successful in capital raises in the past to continue operations, but there can be no assurance that success will continue in the future.

