Form 10-Q
period 2018-09-30
AMERICAN ENERGY GROUP LTD
filed 2018-11-19
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2018

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

As of November 12, 2018, the number of Common shares outstanding was 71,904,290

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

THE AMERICAN ENERGY GROUP, LTD.

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2018	2018
Assets
Current Assets
Cash	$100,960	$32,738

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,575)	(24,462)

Net Property and Equipment	1,095	1,208

Total Assets	$102,055	$33,946

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$67,287	$65,124
Derivative liability	12,492	84,821
Accrued liabilities	1,240,674	1,118,507
Notes payable – related parties	100,000	100,000

Total Current Liabilities	1,420,453	1,368,452

Non-Current Liabilities
Notes payable – related parties, less current portion	2,222,603	2,150,816

Total Liabilities	3,643,056	3,519,268

Commitments and Contengencies

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 71,904,290 and 71,904,290 shares issued and outstanding, respectively	71,905	71,905
Capital in excess of par value	18,741,671	18,741,671
Accumulated deficit	(22,354,577)	(22,298,898)

Total Stockholders’ Deficit	(3,541,001)	(3,485,322)

Total Liabilities and Stockholders’ Deficit	$102,055	$33,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017

Revenue	-	-

General and Administrative Expenses
Legal and professional	$166,891	$44,226
Administrative salaries	-	44,079
Depreciation and amortization expense	113	113
General and administrative	145,446	38,528

Total Expenses	312,450	126,946

Net Operating (Loss)	(312,450)	(126,946)

Other Income and (Expense)
Change in fair value of derivative liability	72,329	-
Interest expense	(29,358)	(24,126)
Gain on legal settlement	213,800	-

Total Other Income and (Expense)	256,771	(24,126)

Net Loss before Income Taxes	(55,679)	(151,072)

Income Taxes	-	-

Net (Loss)	$(55,679)	$(151,072)

Basic Loss per Common Share	$0.00	$0.00

Weighted Average Number of Shares Outstanding	71,904,290	70,421,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017

Cash Flows From Operating Activities
Net loss	$(55,679)	$(151,072)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	113	113
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	8,469
Increase (decrease) in accounts payable	2,163	(646)
(Decrease) in derivative liability	(72,329)	-
Increase (decrease) in accrued expenses	122,167	55,481

Net Cash (Used In) Operating Activities	(3,565)	(87,655)

Cash Flows From Financing Activities
Proceeds from the issuance of debt – related party	91,213	-
Principal payments on notes payable	(19,426)	(8,658)
Proceeds from the issuance of common stock	-	50,000

Net Cash Provided By Financing Activities	71,787	41,342

Net Increase (Decrease) in Cash	68,222	(46,313)
Cash and Cash Equivalents, Beginning of Period	32,738	70,254

Cash and Cash Equivalents, End of Period	$100,960	$23,941

Cash Paid For:
Interest	$1,601	$2,395
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 1 - General

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2018 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

Note 2 – Basic Loss Per Share of Common Stock

	For the three	For the three
	months ended,	months ended,
	Sept 30, 2018	Sept 30, 2017

Loss (numerator)	$(55,679)	$(151,072)

Shares (denominator)	71,904,290	70,421,371

Per Share Amount	$0.00	$0.00

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 12,193,334 and 12,193,334 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

Note 3 - Use of Estimates

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

Since the number of shares issuable under the Variable Debentures is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised warrants, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. For the three months ended September 30, 2018, the Company determined that it was over committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 237,624 shares. The derivative liability balance decreased from $84,821 as of June 30, 2018 to $12,492 as of September 30, 2018 resulting in the recognition of non-cash income of $72,329 during the three months ended September 30, 2018.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 5 - Common Stock

During the three months ended September 30, 2018, the Company did not issue any shares of stock.

Note 6 – Notes Payable – Related Parties

During the three months ended September 30, 2018, the Company borrowed $85,000 from a current shareholder with interest at 5%, payable in full at maturity.

During the three months ended September 30, 2018, the Company paid off a $19,426 loan from an individual investor.

During the three months ended September 30, 2018, the Company borrowed an additional $6,213 from an officer at 0%, payable in full in one year.

The Company incurred $27,757 of interest expense on these notes payable during the three months ended September 30, 2018.

Note 7 – Warrants

During the three months ended September 30, 2018, no stock warrants were issued.

A summary of the status of the Company’s stock warrants as of September 30, 2018 is presented below:

	Stock Warrants	Exercise Price	Weighted Ave. Exercise Price
Outstanding and Exercisable, June 30, 2018	12,193,334	$0.10	$0.10

Granted	-	-	$-
Expired/Canceled	-	-	-
Exercised	-	-	-

Outstanding and Exercisable, September 30, 2018	12,193,334	$0.10	$0.10

A summary of outstanding stock warrants at September 30, 2018 follows:

Number of Common Stock		Remaining Contracted	Exercise	Weighted Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

2,333,334	February 2020	1.500	$0.10	$0.10
1,500,000	February 2020	1.500	$0.10	$0.10
2,600,000	February 2020	1.500	$0.10	$0.10
2,000,000	February 2020	1.500	$0.10	$0.10
1,000,000	February 2020	1.500	$0.10	$0.10
500,000	February 2020	1.500	$0.10	$0.10
1,000,000	February 2020	1.500	$0.10	$0.10

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018

Note 8 – Other Contingencies – Litigation

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

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Further, on May 11, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March, 2013. Planning has been initiated toward development and exploration activities for the Yasin Exploration License based on this extension. The extension is subject to performance requirements pertaining to seismic, rework of the Haseeb #1 Well and the work program financial obligations which are being reviewed by Management and which will be discussed with the Government of Pakistan as the work at the site moves forward. Management intends to conduct a detailed review of the benefits and obligations associated with these Pakistan-based assets.

Note 9 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At September 30, 2018, the Company’s current liabilities exceeded its current assets and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management has been successful in capital raises in the past to continue operations, but there can be no assurance that success will continue in the future.

Note 10 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from September 30, 2018 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

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

Results of Operations

Our operations for the three months ended September 30, 2018 reflected an operating loss of $312,450, as compared to an operating loss of $126,946 for the three months ended September 30, 2017 and a net loss of $55,679 and net loss of $151,072 for the same periods. The increase in net operating loss from the prior year is predominately the result of a net increase in salaries of $62,839, and a net increase in legal fees of $122,665 related to the ongoing Hycarbex litigation and arbitration proceedings.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2018.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 AND 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, these disclosure controls and procedures were effective.

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

ITEM 2-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018, the Company sold no shares. Management does not expect to continue this course of raising capital through securities sales due to the limitation in the number of authorized shares. With the recent cessation in the production from the Haseeb No. 1 well, management believes that the securing of a strategic development partner and/or the sale of selected Hycarbex assets will be necessary to meet our capital needs for future administrative expenses and legal fees and the anticipated operating and development capital costs associated with the Hycarbex assets.

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4-MINE SAFETY DISCLOSURES

None

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

THE AMERICAN ENERGY GROUP, LTD.

DATED: November 19, 2018	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive Officer, Principal Financial Officer and Director

