Form 10-Q
period 2018-12-31
AMERICAN ENERGY GROUP LTD
filed 2019-02-19
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

 203/222-7315

(Issuer’s telephone number)

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

As of February 19, 2019, the number of Common shares outstanding was 71,904,290

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

THE AMERICAN ENERGY GROUP, LTD.

PART I - FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2018	2018
Assets
Current Assets
Cash	$8,561	$32,738

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,687)	(24,462)

Net Property and Equipment	983	1,208

Total Assets	$9,544	$33,946

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$68,060	$65,124
Derivative liability	8,011	84,821
Accrued liabilities	1,311,762	1,118,507
Notes payable – related parties	100,000	100,000

Total Current Liabilities	1,487,833	1,368,452

Non-Current Liabilities
Notes payable – related parties, less current portion	2,287,603	2,150,816

Total Liabilities	3,775,436	3,519,268

Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 80,000,000 shares; 71,904,290 shares issued and outstanding	71,905	71,905
Capital in excess of par value	18,741,671	18,741,671
Accumulated deficit	(22,579,468)	(22,298,898)

Total Stockholders’ Deficit	(3,765,892)	(3,485,322)

Total Liabilities and Stockholders’ Deficit	$9,544	$33,946

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2018 and 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Expenses
Administrative salaries	48,762	34,156	138,762	86,824
Legal and professional	106,056	109,563	272,947	153,789
General and administrative	44,482	43,551	99,928	82,079
Depreciation	112	112	225	225

Total Expenses	199,412	187,382	511,862	322,917

Net Operating (Loss)	(199,412)	(187,382)	(511,862)	(322,917)

Other Income and (Expense)
Change in fair value of derivative liability	4,481	-	76,810	-
Gain on legal settlement	-	-	213,800	-
Interest expense	(29,960)	(24,352)	(59,318)	(48,478)

Total Other Income (Expense)	(25,479)	(24,352)	231,292	(48,478)

Net (Loss) Before Taxes	(224,891)	(211,734)	(280,570)	(371,395)

Income Taxes	-	-	-	-

Net (Loss)	$(224,891)	$(211,734)	$(280,570)	$(371,395)
Earnings (Loss) per Share

Basic and Fully Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding

Basic and Fully Diluted	71,904,290	70,849,943	71,904,290	70,635,657

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Statements of Cash Flows

For the Six Months Ended December 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash Flows From Operating Activities
Net (Loss)	$(280,570)	$(371,395)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	225	225
Change in fair value of derivative liability	(76,810)	-

Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	16,938
Increase in accounts payable	2,936	1,737
Increase in accrued liabilities	193,255	120,676

Net Cash (Used In) Operating Activities	(160,964)	(231,819)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from the issuance of notes payable – related party	150,000	123,389
Principal payments on notes payable - related party	(13,213)	-
Principal payments on notes payable	-	(17,737)
Proceeds from the issuance of common stock	-	60,000

Net Cash Provided By Financing Activities	136,787	165,652

Net (Decrease) in Cash	(24,177)	(66,167)
Cash and Cash Equivalents, Beginning of Period	32,738	70,254

Cash and Cash Equivalents, End of Period	$8,561	$4,087

Cash Paid For:

Interest	$3,223	$4,302

Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

December 31, 2018

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2018 Annual Report on Form 10-K. Operating results for the three months and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

Note 2 - Basic Loss Per Share of Common Stock

	For the six	For the six
	months ended,	months ended,
	Dec 31, 2018	Dec 31, 2017

Loss (numerator)	$(280,570)	$(371,395)

Shares (denominator)	71,904,290	70,635,657

Per Share Amount	$(0.00)	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 8,333,334 shares of common stock have not been included in the fully diluted income per share calculation for the three or six months ended December 31, 2018 or the three and six months ended December 31, 2017, because their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

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

Note 4 - Derivative Liability

The Company computes the fair value of the derivative liability arising from the over-commitment of shares at each reporting period with the change in the fair value recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under the Company’s control. Therefore, the resulting effect on net loss is subject to significant fluctuation and will continue to be so until the Company’s outstanding warrants are converted into common stock, or paid in full of cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

December 31, 2018

Since the number of shares issuable under the convertible related party notes payable is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised warrants, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. The inputs used in the calculation include the stock price at period end, the exercise price, the risk free rate corresponding to the years left to maturity, the volatility and the variance of the stock price. For the six months ended December 31, 2018, the Company determined that it was over-committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 237,624 shares. The derivative liability balance decreased from $84,821 as of June 30, 2018 to $8,011 as of December 31, 2018 resulting in the recognition of non-cash income of $76,810 during the six months ended December 31, 2018.

The Black-Scholes option pricing model used the following assumptions:

Dividend yield	$0.00
Exercise price	$0.10
Stock price	$0.071
Expected volatility	2.27
Risk free interest	2.70%
Expected life	1.10 years

Note 5 - Common Stock

During the six months ended December, 2018, the Company did not issue any shares of stock.

Note 6 - Notes Payable - Related Parties

During the six months ended December 31, 2018, the Company borrowed $150,000 from a current shareholder with interest at 5%, payable in full at maturity on February 5, 2020.

During the six months ended December 31, 2018, the Company paid off $13,213 of the related party loans.

For the three and six months ended December 31, 2018, the Company incurred interest expense on these notes payable in the amount of $28,338 and $56,095, respectively, as compared to $22,445 and $44,176, respectively, for the three and six months ended December 31, 2017. At December 31, 2018 and June 30, 2018, there was $336,149 and $280,054, respectively, of accrued interest on notes payable included in accrued liabilities.

Note 7 - Warrants

During the six months ended December 31, 2018, no stock warrants were issued.

A summary of the status of the Company’s stock warrants as of December 31, 2018 is presented below:

Weighted Ave.
	Stock	Exercise	Exercise
	Warrants	Price	Price

Outstanding and Exercisable, June 30, 2018	12,193,334	$0.10	$0.10

Granted	-	$-	$-
Expired/Canceled	-	$-	-
Exercised	$-	-	-

Outstanding and Exercisable, December 31, 2018	12,193,334	$0.10	$0.10

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

December 31, 2018

A summary of outstanding stock warrants at December 31, 2018 follows:

Number of		Remaining		Weighted
Common Stock		Contracted	Exercise	Ave Exer.
Equivalents	Expir. Date	Life (Years)	Price	Price

2,333,334	February 2020	1.250	$0.10	$0.10
1,500,000	February 2020	1.250	$0.10	$0.10
2,600,000	February 2020	1.250	$0.10	$0.10
2,000,000	February 2020	1.250	$0.10	$0.10
1,260,000	February 2020	1.250	$0.10	$0.10
1,000,000	February 2020	1.250	$0.10	$0.10
500,000	February 2020	1.250	$0.10	$0.10
1,000,000	February 2020	1.250	$0.10	$0.10

Note 8 - Other Contingencies - Litigation

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

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. As of the date of these financial statements, US$213,800 has been remitted to the Company and reported as a gain on legal settlement in the Company’s statement of operations for the six months ended December 31, 2018. The International Chamber of Commerce “ICC” authorized a refund of $212,000, but the Company received a deposit of $213,800. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether any additional financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

December 31, 2018

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Further, on May 11, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March 2013. Planning has been initiated toward development and exploration activities for the Yasin Exploration License based on this extension. The extension is subject to performance requirements pertaining to seismic, rework of the Haseeb #1 Well and the work program financial obligations which are being reviewed by Management and which will be discussed with the Government of Pakistan as the work at the site moves forward. Due to the December 31, 2018 expiration date stated in the May 11, 2018 letter, the Company has requested a further extension from the Government.Management intends to conduct a detailed review of the benefits and obligations associated with these Pakistan-based assets.

Note 9 - Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At December 31, 2018, the Company’s current liabilities exceeded its current assets, it has accumulated losses from inception totaling $22,579,468, and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management has been successful in capital raises in the past to continue operations, but there can be no assurance that success will continue in the future.

Note 10 - Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from December 31, 2018 through the date the financial statements were issued. There were no other material events that warrant any additional disclosure.

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

Overview

On April 15, 2015, the International Chamber of Commerce Arbitration Tribunal rendered its Partial Final Award in the pending arbitration proceedings which declared that the November 9, 2003 sale of 100% of the stock of Hycarbex is void ab initio and of no legal effect on account of the fraud and misrepresentations of Hycarbex, Hydro-Tur and Hycarbex-Asia, thereby returning the Company to its 100% ownership position of the common stock of Hycarbex which it held in calendar 2003. In connection with its findings, the ICC Arbitration Tribunal ordered that the register of shareholders for Hycarbex be corrected to reflect the Company as the owner of 100% of the common stock, that Hycarbex and Hycarbex-Asia take any and all steps necessary to effect the rectification of the register of shareholders of Hycarbex to reflect the Company as the owner of 100% of the common stock, and that Hycarbex and Hycarbex-Asia bear all costs of the arbitration proceedings, including the Company’s legal costs, which costs and fees were to be fixed by the ICC Arbitration Tribunal in a subsequent award after submission of the total costs and fees by the Company. The International Chamber of Commerce Arbitration Tribunal dismissed Hydro-Tur’s application for costs. The April 15 Partial Final Award made moot certain of the pending actions in Pakistan due to the recovery of ownership of 100% of the stock of Hycarbex. In response to the April 15 Partial Final Award, the Company effected the shareholder and management registration changes ordered by the ICC and caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The Government of Pakistan, including the Ministry of Petroleum, the Director General Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Since the delivery of the Partial Final Award, new management of Hycarbex also assumed control of Hycarbex’s Pakistan personnel and began efforts to assume complete control of the Pakistan-based assets, including review, appraisement and investigation of the asset value and potential benefits and the existing, asserted and potential liabilities related to each asset. While Hycarbex has interfaced with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and has continued and/or initiated legal proceedings where necessary to enforce and/or defend Hycarbex’s positions in Pakistan, the jurisdiction of its operations, and in Nevis, West Indies, the jurisdiction of its corporate domicile, as of the date of this report, we have not fully investigated nor determined the value of the Hycarbex assets nor its existing, asserted and potential liabilities. (See Item 1. Legal Proceedings) We have not accrued the costs incurred in connection with such review, appraisement, investigation, maintenance, defense and enforcement as of the date of this report because those costs could not be reasonably estimated.

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. The Company received a deposit in the amount of $213,800 which is reported on the statement of operations as a gain on legal settlement. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

On May 11, 2018, the Director General Petroleum Concessions of Pakistan granted to Hycarbex an extension to the Yasin Exploration License through December 31, 2018, and relating back to the date of the request for extension in March, 2013. The extension letter required Hycarbex’s performance within the extension period of various obligations, including seismic, rework of the Haseeb No. 1 Well, work program financial obligations, and procurement of a bank guarantee. In August, 2018, Hycarbex successfully revived the productivity of the Haseeb No. 1 Well through workover activities necessitated by the 2015 intrusion of formation water into the wellbore. Prior to the water intrusion, the Haseeb No. 1 Well produced gas under an Extended Well Test between July 2011 and May 2015. Hycarbex is currently investigating the availability of gas processing services in the area in order to render the gas suitable for sale to the pipeline and, alternatively, the availability of industrial gas customers who do not require processed gas for their operations. The Company anticipates that Hycarbex will begin marketing gas within the second quarter of calendar 2019. Planning has been initiated toward further development and exploration activities for the Yasin Exploration License based on the May 11 extension, the successful revival of the Haseeb No. 1 Well and request for further extension. The seismic and financial conditions of the original extension letter have not been completed. Hycarbex continues to discuss and has requested adjustment to the timetable for these additional obligations with the Director General Petroleum Concessions as part of its request for further extension but has not received a government response as of the date of this report.

Results of Operations

Our operations for the three months and six months ended December 31, 2018 reflected net (losses) of $(224,891) and $(280,570), respectively, as compared to net losses of $(211,734) and $(371,395), respectively, for the three and six months ended December 31, 2017. The decrease in net loss from the prior year is predominately the result of a current adjustment to the fair value of a derivative liability in the amount of $76,810 related to the over issuance of shares.

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

In August, 2018, Hycarbex successfully revived the productivity of the Haseeb No. 1 Well through workover activities. Hycarbex is currently investigating the availability of gas processing services in the area in order to render the gas suitable for sale to the pipeline and, alternatively, the availability of industrial gas customers who do not require processed gas for their operations. The Company anticipates that Hycarbex will begin marketing gas within the second quarter of calendar 2019. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company’s working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management’s ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 9 - Going Concern footnote to Financial Statements above).

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the six months ended December 31, 2018.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company engages in activities associated with derivative financial instruments as a result of a prior over issuance of authorized shares.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective.

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

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. The Company received a deposit in the amount of $213,800 which is reported on the statement of operations as a gain on legal settlement Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. On May 11, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March 2013. The extension provided for an expiration of December 31, 2018, and the Company has requested a further extension but has not received a Government reply.

The Company’s re-acquired subsidiary, Hycarbex, is a named defendant in two (2) lawsuits in the jurisdiction of its domicile, Nevis, West Indies. The first lawsuit was filed in 2015 by South Asia Energy Ltd. seeking damages of $34,993,167 plus interest or, alternatively, a declaration that the claimant is entitled to Hycarbex’s interests in the Zamzama North, Sanjawi and Karachi petroleum concessions. Hycarbex has vigorously defended this matter to date. The matter is currently at a pre-trial status review stage by the applicable Nevis court. The second lawsuit was filed in 2016 by South East Asia Energy Holding, AG seeking damages of $20,325,462 plus interest or, alternatively, a declaration that the claimant is entitled to Hycarbex’s interests in the Yasin petroleum concession. Hycarbex has vigorously defended this matter to date and previously obtained a trial court ruling in its favor denying the claimants requests. Hycarbex likewise obtained an affirmation of that favorable ruling in the claimant’s initial appeal proceeding. The claimant has requested the opportunity for a second appellate proceeding before Her Majesty in Council.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2018, the Company sold no shares. Management does not expect to continue this course of raising capital through securities sales due to the limitation in the number of authorized shares. With the recent cessation in the production from the Haseeb No. 1 well, management believes that the securing of a strategic development partner and/or the sale of selected Hycarbex assets will be necessary to meet our capital needs for future administrative expenses and legal fees and the anticipated operating and development capital costs associated with the Hycarbex assets.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: February 19, 2019	By:	/s/ R. Pierce Onthank
R. Pierce Onthank President Chief Executive Officer
Principal Financial Officer and Director

