Form 10-Q
period 2019-03-31
AMERICAN ENERGY GROUP LTD
filed 2019-05-20
CIK 843212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-26402

THE AMERICAN ENERGY GROUP, LTD.
(Exact name of registrant as specified in its charter)

Nevada	87-0448843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Nod Hill Road Wilton, Connecticut	06897
(Address of principal executive offices)	(Zip code)

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

As of May 20, 2019, the number of Common shares outstanding was 71,904,290

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

THE AMERICAN ENERGY GROUP, LTD.

INDEX TO FORM 10-Q

March 31, 2019

PART I-FINANCIAL INFORMATION

THE AMERICAN ENERGY GROUP, LTD.

Condensed Balance Sheets

As of March 31, 2019 and June 30, 2018

(Unaudited)

	March 31, 2019	June 30, 2018
Assets
Current Assets
Cash	$9,432	$32,738

Property and Equipment
Office equipment	25,670	25,670
Accumulated depreciation	(24,800)	(24,462)

Net Property and Equipment	870	1,208

Total Assets	$10,302	$33,946

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$66,528	$65,124
Derivative liability	4,927	84,821
Accrued liabilities	1,384,494	1,118,507
Notes payable – related parties, current portion	2,542,602	100,000

Total Current Liabilities	3,998,551	1,368,452

Non-Current Liabilities
Notes payable – related parties, less current portion	-	2,150,816

Total Liabilities	3,998,551	3,519,268

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock, par value $0.001 per share; 80,000,000 shares authorized; 71,904,290 shares issued and outstanding	71,905	71,905
Additional paid-in capital	18,741,671	18,741,671
Accumulated deficit	(22,801,825)	(22,298,898)

Total Stockholders’ Deficit	(3,988,249)	(3,485,322)

Total Liabilities and Stockholders’ Deficit	$10,302	$33,946

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Statements of Operations

For the Three Months and Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenue	$-	$-	$-	$-

Expenses
Administrative salaries	72,493	94,067	211,255	180,891
Legal and professional	94,500	101,403	367,447	255,191
General and administrative	26,771	54,121	126,700	136,201
Depreciation	112	112	338	338

Total Expenses	193,876	249,703	705,740	572,621

Net Operating Income (Loss)	(193,876)	(249,703)	(705,740)	(572,621)

Other Income and (Expense)
Change in fair value of derivative liabilities	3,084	(76,514)	79,894	(76,514)
Gain on legal settlement	-	-	213,800	-
Interest expense	(31,564)	(26,184)	(90,881)	(74,662)

Total Other Income (Expense)	(28,480)	(102,698)	202,813	(151,176)

Net Income (Loss) Before Taxes	(222,356)	(352,401)	(502,927)	(723,797)

Income Taxes	-	-	-	-

Net Income (Loss)	$(222,356)	$(352,401)	$(502,927)	$(723,797)

Earnings per Share

Basic and Fully Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding

Basic and Fully Diluted	71,904,290	71,890,798	71,904,290	71,047,930

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months and Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit	Totals

For the Nine Months Ended

Balance June 30, 2017	70,118,576	$70,119	$18,461,314	$(20,907,712)	$(2,376,279)

Issuance of common shares	2,714,286	2,714	187,276		190,000

Net (loss) for the nine months ended March 31, 2018				(723,797)	(723,797)

Balance March 31, 2018	72,832,862	$72,833	$18,648,600	$(21,631,509)	$(2,910,076)

Balance June 30, 2018	71,904,290	$71,905	$18,741,671	$(22,298,898)	$(3,485,322)

Net (loss) for the nine months ended March 31, 2019				(502,927)	(502,927)

Balance March 31, 2019	71,904,290	$71,905	$18,741,671	$(22,801,825)	$(3,988,249)

For the Three Months Ended

Balance December 31, 2017	70,975,719	$70,976	$18,520,457	$(21,279,108)	$(2,687,675)

Issuance of common shares	1,857,143	1,857	128,143		130,000

Net (loss) for the three months ended March 31, 2018				(352,401)	(352,401)

Balance March 31, 2018	72,832,862	$72,833	$18,648,600	$(21,631,509)	$(2,910,076)

Balance December 31, 2018	71,904,290	$71,905	$18,741,671	$(22,579,469)	$(3,765,893)

Net (loss) for the three months ended March 31, 2019				(222,356)	(222,356)

Balance March 31, 2019	71,904,290	$71,905	$18,741,671	$(22,801,825)	$(3,988,249)

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Condensed Statements of Cash Flows

For the Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Cash Flows from Operating Activities
Net (Loss)	$(502,927)	$(723,797)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	338	338
Change in fair value of derivative liability	(79,894)	76,514
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	25,223
Increase in accounts payable	1,404	6,822
Increase in accrued expenses and other current liabilities	265,987	191,543

Net Cash (Used In) Operating Activities	(315,092)	(423,357)

Cash Flows from Financing Activities
Proceeds from the issuance of note payable – related party	305,000	193,389
Principal payments on notes payable – related party	(13,214)	(25,833)
Proceeds from the issuance of common stock	-	190,000

Net Cash Provided by Financing Activities	291,786	357,556

Net Increase (Decrease) in Cash	(23,306)	(65,801)
Cash and Cash Equivalents, Beginning of Period	32,738	70,254

Cash and Cash Equivalents, End of Period	$9,432	$4,453

Cash Paid For:

Interest	$4,805	$7,369
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

Note 1 - General

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its June 30, 2018 Annual Report on Form 10-K. Operating results for the three months and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.

Note 2 – Basic Loss Per Share of Common Stock

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Income (Loss) (numerator)	$(222,356)	$(352,401)	$(502,927)	$(723,797)

Basic and Fully Diluted Shares (denominator)	71,904,290	71,890,798	71,904,290	71,047,930

Basic and Fully Diluted Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Stock warrants convertible into 12,193,334 shares of common stock have not been included in the fully diluted income per share calculation for the three or nine months ended March 31, 2019 or 2018, because their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

Note 4 – Derivative Liability (continued)

Since the number of shares issuable under the convertible related party notes payable is undeterminable, the Company may be required to issue shares in excess of the number of shares authorized by its shareholders. As a result, when the Company determines that is does not have sufficient shares to meet the obligations of derivative unexercised warrants, the derivatives must be valued using the Black Scholes option pricing model and a liability is recorded as though the obligations would be settled using some means other than stock. The inputs used in the calculation include the stock price at March 31, 2019 of $.04 exercise price of $0.10 risk free rate corresponding to the years left to maturity of 2.7% volatility and the variance of the stock price of 2.13. For the nine months ended March 31, 2019, the Company determined that it was over-committed to the number of shares issuable on the exercise of outstanding debentures, stock options and warrants for approximately 237,624 shares. The derivative liability decreased in fair value from $84,821 as of June 30, 2018 to $4,927 as of March 31, 2019 resulting in the recognition of non-cash income of $79,894 during the nine months ended March 31, 2019. The Company reported a $76,514 non-cash expense for the increase in fair value of the derivative liabilities during the nine months ended March 31, 2018.

Note 5 - Common Stock

During the nine months ended March, 2019, the Company did not issue any shares of stock. During the nine months ended March 31, 2018, the Company issued 2,714,286 shares of common stock for cash at $0.07 per share for proceeds of $190,000.

Note 6 – Notes Payable – Related Parties

During the nine months ended March 31, 2019 and 2018, the Company borrowed $305,000 and $115,000 from a current shareholder with interest at 5%, payable in full at maturity on February 5, 2020.

During the nine months ended March 31, 2018, the Company borrowed an additional $4,000 from an individual investor with interest at 2.5%, payable in full in one year. The Company also borrowed an additional $74,389 from an officer at 0%, payable in full in one year.

During the nine months ended March 31, 2019, the Company paid off a $7,000 loan from an individual investor. The Company also paid off a $6,214 loan from an officer.

During the nine months ended March 31, 2018, the Company paid off a $25,833 loan from an officer.

For the three and nine months ended March 31, 2019, the Company incurred interest expense on these notes payable in the amount of $29,982 and $86,077, respectively, as compared to $23,117 and $67,293, respectively, for the three and nine months ended March 31, 2018. In addition to that, the company incurred bank finance charges that was accounted for as interest expense of $1,582 and $4,804 during the three and nine months ended March 31, 2019, respectively. At March 31, 2019 and June 30, 2018, there was $366,130 and $280,054, respectively, of accrued interest on notes payable included in accrued liabilities.

Note 7 – Warrants

During the nine months ended March 31, 2019, no stock warrants were issued.

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

Note 7 – Warrants (continued)

A summary of the status of the Company’s stock warrants as of March 31, 2019 is presented below:

	Stock Warrants	Exercise Price	Weighted Ave. Exercise Price

Outstanding and Exercisable, June 30, 2018	12,193,334	$0.10	$0.10

Granted	-	$-	$-
Expired/Canceled	-	$-	-
Exercised	-	$-	-

Outstanding and Exercisable, March 31, 2019	12,193,334	$0.10	$0.10

A summary of outstanding stock warrants at March 31, 2019 follows:

Number of Common Stock Equivalents	Expir. Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Ave Exer. Price

2,333,334	February 2020	1.000	$0.10	$0.10
1,500,000	February 2020	1.000	$0.10	$0.10
2,600,000	February 2020	1.000	$0.10	$0.10
2,000,000	February 2020	1.000	$0.10	$0.10
1,260,000	February 2020	1.000	$0.10	$0.10
1,000,000	February 2020	1.000	$0.10	$0.10
500,000	February 2020	1.000	$0.10	$0.10
1,000,000	February 2020	1.000	$0.10	$0.10

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

THE AMERICAN ENERGY GROUP, LTD.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

Note 8 – Other Contingencies – Litigation (continued)

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the Company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. As of the date of these financial statements, US$213,800 has been remitted to the Company and reported as a gain on legal settlement in the Company’s statement of operations for the nine months ended March 31, 2019. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether any additional financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. The new management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. Finally, the new management of Hycarbex has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset and interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. Further, on May 11, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March 2013. Planning has been initiated toward development and exploration activities for the Yasin Exploration License based on this extension. The extension is subject to performance requirements pertaining to seismic, rework of the Haseeb #1 Well and the work program financial obligations which are being reviewed by Management and which will be discussed with the Government of Pakistan as the work at the site moves forward. Due to the December 31, 2018 expiration date stated in the May 11, 2018 letter, the Company has requested a further extension from the Government without formal reply. On May 16, 2019, Hycarbex obtained a constitutional writ from the Islamabad High Court staying further action by the Pakistan Government.

The Company has not been able to secure all prior accounting records subsequent to receiving the favorable ICC ruling in August of 2018, and as a result has not been able to consolidate the prior Hycarbex financial activity into these financial statements. However all expenses incurred on behalf of Hycarbex since opening their new office in Islamabad have been recorded in these financial statements.

Note 9 – Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At March 31, 2019, the Company’s current liabilities exceeded its current assets, it has accumulated losses from inception totaling $22,801,825, and it has recorded negative cash flows from operations. The preceding circumstances combine to raise substantial doubt about the Company’s ability to continue as a going concern. Management has been successful in capital raises in the past to continue operations, but there can be no assurance that success will continue in the future.

Note 10 – Subsequent Events

In accordance with ASC 855-10, management of the Company has reviewed all material events from March 31, 2019 through the date the financial statements were issued. There were no material events that warrant any additional disclosure.

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

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. The ICC authorized a refund of $212,000, but AEGG received a deposit of $213,800. Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd.

On May 11, 2018, the Director General Petroleum Concessions of Pakistan granted to Hycarbex an extension to the Yasin Exploration License through December 31, 2018, and relating back to the date of the request for extension in March, 2013. The extension letter required Hycarbex’s performance within the extension period of various obligations, including seismic, rework of the Haseeb No. 1 Well, work program financial obligations, and procurement of a bank guarantee. In August, 2018, Hycarbex successfully revived the productivity of the Haseeb No. 1 Well through workover activities necessitated by the 2015 intrusion of formation water into the wellbore. Prior to the water intrusion, the Haseeb No. 1 Well produced gas under an Extended Well Test between July 2011 and May 2015. Hycarbex is currently investigating the availability of gas processing services in the area in order to render the gas suitable for sale to the pipeline and, alternatively, the availability of industrial gas customers who do not require processed gas for their operations. The Company anticipates that Hycarbex will begin marketing gas within the second quarter of calendar 2019. Planning has been initiated toward further development and exploration activities for the Yasin Exploration License based on the May 11 extension and the successful revival of the Haseeb No. 1 Well, but the seismic and financial conditions of the extension letter have not been completed. Hycarbex continues to discuss and has requested adjustment to the timetable for these additional obligations with the Director General Petroleum Concessions but has not received a formal reply as of the date of this report. On May 16, 2019, Hycarbex obtained a constitutional writ from the Islamabad High Court staying further action by the Pakistan Government.

Results of Operations

Our operations for the three months and nine months ended March 31, 2019 reflected net (losses) of $(222,356) and $(502,927), respectively, as compared to net losses of $(352,401) and $(723,797), respectively, for the three and nine months ended March 31, 2018. The increase in net operating loss from the prior year is predominately the result of a net increase in salaries of $30,364 and a net increase in legal fees of $112,256 related to the ongoing Hycarbex litigation and arbitration proceedings.

Operating expenses, including salaries, legal and professional, and general and administrative expenses, during the three and nine months ended March 31, 2019, were $193,876 and $705,740, respectively, compared to $249,703 and $572,621 during the three and nine months ended March 31, 2018, respectively.

The decrease of $55,827 in operating expenses during the three months ended March 31, 2019, compared with the same period during 2018 was attributed to decreases of $21,574 in administrative salaries, $6,903 in professional fees and $27,350 in other general and administrative expenses during the three months ended March 31, 2019.

The increase of $133,119 in operating expenses during the nine months ended March 31, 2019, compared with the same period during 2018 was attributed to increases of $112,256 in legal and professional fees, $30,364 in administrative salaries offset by a decrease of $9,501 in other general and administrative expenses.

Liquidity and Capital Resources

We have funded our operations through private loans and the private sale of securities due to the non-payment by Hycarbex of the 18% of production revenues from the Haseeb #1 Well while the litigation and arbitration proceedings with the Hycarbex parties was ongoing. We sold 2,714,286 common shares during the nine months ended March 31, 2018 for $190,000. During the nine months ended March 31, 2019 and 2018, we obtained unsecured loans from existing shareholder for $305,000 and $180,000, respectively. We also obtained $4,000 from an individual investor during the nine months ended March 31, 2018. In addition an officer of the Company loaned $74,389 at 0% interest during the nine months ended March 31, 2018. The funds have been and will continue to be utilized for general and administrative expenses incurred by the Company, including the non-recurring legal and accounting costs associated with the pending litigation in Pakistan and, where necessary, the administrative expenses incurred by the newly acquired subsidiary, Hycarbex.

In August 2018, Hycarbex successfully revived the productivity of the Haseeb No. 1 Well through workover activities. Hycarbex is currently investigating the availability of gas processing services in the area in order to render the gas suitable for sale to the pipeline and, alternatively, the availability of industrial gas customers who do not require processed gas for their operations. The Company anticipates that Hycarbex will begin marketing gas within the second quarter of calendar 2019. Management is likewise optimistic that its ongoing negotiations with potential strategic development partners will result in the consummation of a transaction which will provide needed capital for the development of the other Hycarbex exploration licenses and funding of future administrative costs. We will seek additional loans or make additional sales of securities in the future, as necessary, to fund the Company’s working capital needs as they arise in the event that the anticipated results are not achieved. There is no assurance of management’s ability to secure loans or consummate securities sales to meet working capital requirements. (See Note 9 - Going Concern footnote to Financial Statements above).

As of March 31, 2019, we had a cash balance of $9,432, a decrease of $23,306 from a balance of $32,738 at June 30, 2018. The decrease during the nine months ended March 31, 2019, was the result of net cash used for operations of $315,092, partially offset by net cash provided by financing activities of $291,786 during the period.

Operating Activities

Net cash used in operating activities was $315,092 during the nine months ended March 31, 2019, compared with $423,357 used in operating activities during the nine months ended March 31, 2018. The $108,265 decrease in cash used in operations was due to an increase in net loss of $502,927, a decrease of $79,894 in the fair value of the derivative liability and an increase in accounts payable and other accrued expenses of $265,987 during the nine months ended March 31, 2019.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended March 31, 2019 and 2018.

Financing Activities

Net cash flows provided by financing activities were $291,786 and $357,556 during the nine months ended March 31, 2019 and 2018, respectively.

During the nine months ended March 31, 2019 and 2018, the Company sold 0 and 2,714,286 shares, respectively, at $0.07 per share for gross proceeds of $0 and $190,000, respectively.

During the nine months ended March 31, 2019, the Company issued $305,000 in notes payable to related parties. During the nine months ended September 30, 2019, the Company repaid promissory notes payable issued to related parties in the amount of $13,514.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the nine months ended March 31, 2019.

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to nor does it engage in any activities associated with derivative financial instruments, other financial instruments and/or derivative commodity instruments.

ITEMS 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, these disclosure controls and procedures were not effective.

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

On August 31, 2018, the International Chamber of Commerce Arbitration Tribunal issued its unanimous Final Award completing the arbitration proceeding. The Final Award decrees that: (1) Hycarbex Asia Pte. Ltd. pay to the Company US$527,293 as reimbursement for legal fees and costs; (2) Hycarbex Asia Pte. Ltd. pay to the Company US$597,100 as reimbursement for the costs of arbitration; and (3) Hycarbex Asia Pte. Ltd. return to the Company 1.5 million of the company’s common shares, or if such shares are no longer held by Hycarbex Asia Pte. Ltd., authorizing the cancellation of the shares. The International Chamber of Commerce further authorized a refund to the Company of US$212,000 in filing and hearing fees deposited by the Company. The Company received a deposit in the amount of $213,800 which is reported on the statement of operations as a gain on legal settlement Hycarbex Asia Pte. Ltd. is currently in liquidation proceedings in Singapore and thus the Company is uncertain whether the financial awards to the Company will be recovered from Hycarbex Asia Pte. Ltd. The Company has effected the shareholder and management registration changes ordered by the ICC and has caused Hycarbex to open a new office in Islamabad, Pakistan for Hycarbex’s future operations. New management of Hycarbex has also assumed control of Hycarbex’s Pakistan personnel. New Hycarbex management has begun its efforts to assume complete control of the Pakistan-based assets, including review and appraisement of each asset, interfacing with the local oil and gas regulatory authorities with jurisdiction over those assets to assure regulatory compliance, and continuation of legal proceedings where necessary to enforce its rights. The Government of Pakistan, including the Ministry of Petroleum, the Director General of Petroleum Concessions, the Securities and Exchange Commission of Pakistan and the Pakistan Board of Investment have each advised that they view the Company as the legal owner of Hycarbex. On May 11, 2018, the Government of Pakistan granted to Hycarbex an extension to the Yasin Exploration License relating back to the date of the request for extension in March 2013. The extension provided for an expiration of December 31, 2018, and Hycarbex requested a further extension without formal reply. On May 16, 2019, Hycarbex obtained a constitutional writ from the Islamabad High Court staying further action by the Pakistan Government.

The Company’s re-acquired subsidiary, Hycarbex, was a named defendant in two (2) lawsuits in the jurisdiction of its domicile, Nevis, West Indies. The first lawsuit was filed in 2015 by South Asia Energy Ltd. seeking damages of $34,993,167 plus interest or, alternatively, a declaration that the claimant is entitled to Hycarbex’s interests in the Zamzama North, Sanjawi and Karachi petroleum concessions. Hycarbex has vigorously defended this matter to date. The matter is currently at a pre-trial status review stage by the applicable Nevis court. The second lawsuit was filed in 2016 by South East Asia Energy Holding, AG seeking damages of $20,325,462 plus interest or, alternatively, a declaration that the claimant is entitled to Hycarbex’s interests in the Yasin petroleum concession. Hycarbex vigorously defended this matter and previously obtained a trial court ruling in its favor denying the claimant’s requests. The claimant likewise was unsuccessful in its appeal and this second lawsuit has concluded.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2019, the Company sold no shares. Management does not expect to continue this course of raising capital through securities sales due to the limitation in the number of authorized shares. With the recent cessation in the production from the Haseeb No. 1 well, management believes that the securing of a strategic development partner and/or the sale of selected Hycarbex assets will be necessary to meet our capital needs for future administrative expenses and legal fees and the anticipated operating and development capital costs associated with the Hycarbex assets.

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

THE AMERICAN ENERGY GROUP, LTD.

Dated: May 10, 2019	By:	/s/ R. Pierce Onthank
R. Pierce Onthank
President, Chief Executive Officer, Principal Financial Officer and Director

